Form 10-K
period 2013-09-30
Oroplata Resources, Inc.
filed 2013-12-27
CIK 1576873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-188752

OROPLATA RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	33-1227980
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#3 – 7 San Marcos, Puerto Plata, Dominican Republic
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (809) 970-2373

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $45,000 as of March 31, 2013, based on the registered resale of securities on Form S-1/A effective October 16, 2013 at a price of $0.003 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 16, 2013, the Registrant had 40,000,000 shares of common stock outstanding.

OROPLATA RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2013

PART I

This Form 10-K, particularly in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this prospectus, regarding, among other things:

●	our further attempts at exploring the Leomary might result in the Company finding virtually no other minerals, other than what has already been identified, and hence no reserves on the Leomary;

●	future exploration will require further funds and we might not be able to raise any funds for our exploration activities;

●	we may not be able to identify any other mineral properties either in the Dominican Republic or elsewhere and hence eventually have to cease operations;

●	we may not be able to complete with other mining companies, either large or small, who are in the Dominican Republic;

●	there is no assurance we will be able to manage our future growth; and

●	even thought our President is a geologist we might not be able to find other qualified individuals to work on the Leomary;

These risks are not exhaustive. Other sections of this prospectus may include additional factors that could adversely impact our business and financial performance. These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Moreover, we operate in a very competitive and rapidly-changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations.

As used in this Annual Report, the terms “we,” “us,” “our,” “Oroplata,” and the “Company” mean Oroplata Resources, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

Overview of Our Business

Oroplata Resources, Inc. was incorporated on October 6, 2011 under the laws of the State of Nevada. Our principal office is located at #3 – 7 San Marcos, Puerto Plata, Dominican Republic and our registered agent’s office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706. Our telephone number is 809-970-2373 and our e-mail address is “getup84@hotmail.com”.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A(a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

Our Company is a start-up, exploration mining company formed to explore mineral properties in the Dominican Republic which, hopefully, will contain gold.

The Company purchased, through its wholly-owned subsidiary, Oroplata Exploraciones E Ingenieria, Orexi, S.R.L (herein known as “Oroplata Exploraciones”) a 100% interest in the Leomary Gold Claim (“Leomary”) consisting of 4,500 mining hectors (approximately 11,100 acres) located in the province of Monseñor Nouelan, municipality of Bonao.

The Leomary was assigned to Oroplata Exploraciones and the designation was filed with the Ministry of Industry and Commerce and Mining Directorate of the Government of the Dominican Republic and registered with file No. S9-046 dated April 4, 2012.

The Company’s President, Mr, Sosa, selected the Leomary Gold Claim from his knowledge of the area wherein the Leomary is located, The mineral rights on the Leomary were obtained directly from the Dominican Mining Office (DGM) where Mr. Sosa had to register an application for a Metallic Exploration Concession. The Company advanced him $13,000 to acquire the mineral rights on the Leomary and to complete all application forms required in order to ensure the mineral rights were owned by the Company. Other than the DGM, no other parties were involved in obtaining the mineral rights to the Leomary.

Oroplata has performed an initial exploration program on the Leomary as more fully described on page 19. In August 2013, we completed a second exploration program whereby we extended our soil, rock, grab and sediment sampling in those areas of high mineralization found in the first initial exploration program and took samples of other areas not previously explored. The cost and work undertaken is shown on page 32. We will undertake a further exploration program in the late part of the spring of 2014 at an estimated cost of $95,843 as described on page 23. A description of the Leomary is provided under the heading “Property” below.

Oroplata has not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of the Leomary. Our Company is presently considered to be exploration stage since we have not done sufficient exploration work to identify whether there are any reserves associated with the Leomary. There is no assurance that commercially viable mineral deposits exist on the Leomary, or that, if such deposits are discovered, we will be able to enter into further substantial exploration or development programs. Further exploration is required to determine the economic and legal feasibility of the Leomary.

Our director has advanced $25,372 by way of paying on behalf of the Company certain expenses relating to office, the recent exploration program completed in August 2013 and sundry.

As at September 30, 2013, we had $22,604 in cash on hand and current liabilities of $31,938 resulting in a negative working capital position of $(9,334). We have undertaken basic exploration work under Phase I in the amount of $53,507 on the Leomary as more fully described on page 19. To undertake Phase II of our exploration program we will require additional funds of $95,843; funds which the Company does not have at the present time and may never have.

The Leomary has had no production to date and hence is considered a grass roots property; limited exploration work has occurred in the past. There are no full-time employees and management is able to spend only a small amount of time with respect Oroplata’s affairs. We have no other assets other than cash and the Leomary.

In September 2012, we engaged the services of Ismael Martinez, Professional Geologist, to undertake a geological report on the Leomary. His report is dated the same month and more fully described on pages 14 to 24. No decision has been made as to when Phase II will be undertaken but it is expected to commence in the late spring of 2014.

From our inception on October 6, 2011 through to September 30, 2013, we raised $80,000 in capital in a private placement by issuing 40,000,000 shares of common stock at the price of $0.002 per share to our sole director. Subsequent to September 30, 2013 we have raised no further funds other than advances from our director for payment of certain Company expenses.

We have one wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria, Orexi, S.R.L which was incorporated under the laws of the Dominican Republic on January 10, 2012.

ITEM 1A. RISK FACTORS.

The “Risk Factors” below are provided for a potential investor as information before he or she makes a decision to invest in Oroplata and therefore should be reviewed as an integral part of this prospectus. There is a high degree of risk in the purchase of our common shares and a potential investor should be aware of these risk factors before making a decision to purchase shares in our Company’s common stock. If any of the following risk materialize, it could be extremely harmful to the future operations of Oroplata and have an adverse effect on our stock price, if and when it ever is quoted. A potential investor must be aware that he or she could lose their entire investment in Oroplata.

Risks Factors Which May Effect Our Business

Because our auditors have issued a going concern opinion and we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report December 24, 2013 on our financial statements, as included in this Form 10-K, expressed an opinion that our Company’s capital resources as of September 30, 2013 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we are able to raise additional funds in the near future due to our estimated future exploration costs and need for working capital. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operations which means any potential investor acquiring shares under this offering will lose their entire investment in Oroplata.

Since mineral exploration is a highly speculative venture, any potential investor purchasing our stock under this offering might likely lose their entire investment.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies such Oroplata and the high rate of failure of companies such as ours. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Leomary which we are planning to undertake in the future. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability the Leomary does not contain any reserves. Any funds spent on the exploration of the Leomary will probably be lost. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure. In such a case, we would be unable to complete our business plan and our future shareholders may lose their entire investment.

If we don't obtain additional financing our business will fail.

Our cash as of September 30, 2013 is not estimated to be sufficient to complete Phase II of our proposed exploration on the Leomary. We will need to obtain additional financing in order to complete our business plan. As of September 30, 2013, we had cash on hand of $22,604 against $31,938 in current liabilities. Our business plan calls for significant expenses in connection with the exploration of the Leomary. Our next phase of the proposed exploration program on the Leomary Claim as recommended by our consulting geologist is estimated to cost $95,843. Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place the Leomary into commercial production. While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required. Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of the Leomary, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made. We were incorporated on October 6, 2011, and, to date, we have accumulated a net loss of $89,334 against no revenue. Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report, undertaking preliminary exploration work on the Leomary and the preparation and filing of this registration statement of which this prospectus is a part.

We have no known mineral reserves on the Leomary.

Our Company is in the initial phase of our exploration program on the Leomary. It is unknown whether the Leomary contains viable mineral reserves. If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we have insufficient capital resources or because it is not be economically feasible to do it, we may have to cease operations and any potential investor may lose their investment. Mineral exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if mineral reserves are discovered on the Leomary our production capabilities will be subject to further risks and uncertainties including:

(i)
Costs of bringing the Leomary into production including exploration work, preparation of production feasibility and environmental studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;

(iii)	Ongoing costs of production; and

(iv)	Environmental compliance regulations and restraints.

Market factors in the mining business are out of our control and so we may not be able to profitably sell any minerals that we find.

We have no known ore reserves but even if we are successful in locating commercially exploitable reserves of valuable minerals, we can provide no assurance that we will be able to sell such reserves. Numerous factors beyond our control may affect the marketability of any minerals discovered. These factors include fluctuations in the market price of such minerals due to changes in supply or demand, the proximity and capacity of processing facilities for the discovered minerals, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The precise effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital so that our investors may lose their entire investment.

If we cannot compete successfully with other exploration companies, our exploration program may suffer and our shareholders may lose their investment.

Many of the resource exploration stage companies located in the Dominican Republic with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. As a result, our competitors will likely have resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration stage companies that may purchase resource properties or enter into joint venture agreements with junior exploration stage companies. This competition could adversely impact our ability to finance the exploration of the Leomary.

Because we anticipate our future operating cost of the Leomary will increase prior to Oroplata earning revenue, we may never achieve profitability.

Prior to completion of our exploration activities, we anticipate we will increases operating expenses on the exploration of the Leomary without realizing any revenues from the minerals thereon. We, therefore, expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We may not have access to all of the supplies and materials we need to further explore the Leomary which could cause us to delay or suspend exploration activity.

Provided we have sufficient funds to carry out exploration activity, competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct further exploration on the Leomary. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Since our officer and director has other business interests including being a geological consultant, he will be devoting approximately twenty hours per month to our operations, which may result in periodic interruptions or suspensions of exploration.

Our officer, Mr. Sosa, has other outside business activities due to his being a geological consultant and will only be devoting approximately 20 hours per month, to our operations. As a result, our operations may be sporadic and occur at times that are convenient to him. Consequently, our business activities may be periodically interrupted or suspended.

Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of a potential investor’s investment in our company.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Leomary, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of the Leomary, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Leomary. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Leomary is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. We would also be subject to an environmental study imposed by the Ministry of Mines for the Dominican Republic prior to a production decision being made. This usually is a costly study for which we presently do not have the resources to undertake. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

Assurance of Title to the Leomary

We have taken all reasonable steps to attempt to ensure that proper title to the Leomary has been obtained and that all grants of such rights thereunder, if any, have been registered with the appropriate public offices in the Dominican Republic. Despite the due diligence conducted by us, there is no guarantee that title to the Leomary will not be challenged or impugned. Our mineral property interests may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects.

The Leomary is located in the Dominican Republic and is subject to changes in political conditions and regulations in that country.

The Leomary is located in the Dominican Republic. In the past, the Dominican Republic has been subject to political and social changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Our mineral exploration activities in the Dominican Republic may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our the Leomary Claim. Finally, the Dominican Republic’s status as a developing country may make it more difficult for us to obtain required financing for our property.

Since substantially all of our assets, our sole director and officer are outside the United States it may be difficult for potential investors to enforce within the United States any judgments obtained against us or our sole officer and director.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. We were incorporated in the State of Nevada and have an agent for service in Carson City, Nevada. Our agent for service will accept on our behalf the service of any legal process and any demand or notice authorized by law to be served upon a corporation. Our agent for service will not, however, accept service on behalf of our sole officer or director. Our sole officer and director is a resident of the Dominican Republic and he does not have an agent for service in the United States. Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

We will compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. Even thought our President is a geologist himself he will require other qualified individuals to help explore and, hopefully, develop the Leomary. Our success will be largely dependent upon our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral exploration. These individuals may be in high demand since there are numerous mining companies, both large and small, actively exploring mineral properties in the Dominican Republic and we may not be able to attract the individuals we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel other than our sole director and officer and we do not intend to do so for the next 12 months and until we have proved mineral reserves. If we are unable to hire key personnel when needed, our exploration program may be slowed down or suspended.

There is a significant cost associated with reporting under the Exchange Act which might have a financial impact upon our operations.

Since our registration statement is effective, Oroplata will apply to become a reporting company under the Exchange Act. As a result, we are required to file annual and quarterly reports and proxy materials with the SEC. Due to the significant cost associated with meeting these reporting obligations, we may have insufficient funds for the exploration and development of the Leomary which may cause our business to fail.

Risks Related To the Ownership of Oroplata Common Shares

Our sole director and officer owns the majority of the voting stock, which will allow him to make decisions and effect transactions without any shareholder approval.

Our director and officer own 62.5% of our issued and outstanding shares. Accordingly, he is able to control, among other things, the outcome of stockholders’ votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transaction such as mergers.

Without a public market there is no liquidity for our shares and our potential investors may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares. Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. Now that our registration statement has become effective, it is our intention to apply for a quotation on the ‘Over the Counter Bulletin Board’ (“OTCBB”) whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10K and 10Q; filed with the SEC or other regulatory authorities.

Presently, we estimate the time it will take us to be quoted on the OTCBB is approximately nine months. However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB. If this is the case, there will be no liquidity for the shares of our shareholders.

Even if a market develops for our shares, our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;

●	Increased competition and/or variations in mineral prices;

●	Our ability or inability to generate future revenues; and

●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are traded on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

In the future we feel that we will need to sell additional shares to meet our cash needs which will result in a dilution effect to our shareholders.

One way we will be able to obtain additional funds for working capital and for future exploration work on the Leomary is through the issuance of shares from our Treasury. Any future issuance of shares by our company will cause a dilution effect to our existing shareholder in that their percentage ownership in our company will be reduced percentage wise. The more shares we have to issue the greater the dilution effect to our existing shareholders.

Applicable SEC rules governing trading of ‘penny stocks’ limit the liquidity of our common stock which could make it more difficult for our potential investors to sell their shares.

As the shares of our common stock are ‘penny stock’, many brokers are unwilling to effect transactions in such common stock which can make it difficult for our potential shareholders to sell their shares of our common stock if a market develops for that common stock.

Our common stock is defined as a ‘penny stock’ pursuant to Rule 3a51-1 pursuant to the Securities Exchange Act of 1934. Penny stock is subject to Rules 15g-1 through 15g-10 of the Securities Exchange Act of 1934. Those rules require broker-dealers, before effecting transactions in any ‘penny stock’, to:

●	Deliver to the customer and obtain a written receipt for giving him the disclosure document;

●	Disclose certain price information regarding the penny stock;

●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker dealer;

●	Send monthly statements to the customer with market and price information about the penny stock, and

●	In some circumstances, approve the purchasers account pursuant to certain standard and deliver written statements to the customer with information specified in those rules.

Rather than comply with those rules, many broker-dealers refuse to enter into penny stock transactions which may make it more difficult for investors to sell their shares of our common stock and thereby liquidate their investments.

GLOSSARY OF TECHNICAL GEOLOGICAL TERMS

The following defined technical geological terms are used in our prospectus:

Au	Means “gold”
Ag	Symbol for “silver”
Agillaceous	Containing, made of, or resembling clay; clayly.
Albite	A widely distributed white feldspar that is the common rock forming plagioclase group.
Amorphous	Lacking definite form or lacking distinct crystalline structure.
Argillites	A metamorphic rock, intermediate between shale and slate, that does not possess true slatly cleavage.

Barium	A soft, silvery-white alkaline-earth metal, used to deoxidize copper and in various alloys.
Bentonite
An absorbent aluminum silicate mineral, the most common form of mica, which ranges from colorless to pale yellow to gray and brown, has a pearly luster and is used as an insulator; called “white mica”.

Calcite	A common crystalline form of natural calcium carbonate that is the basis constituent of limestone, marble and chalk.
Chalcopyrite	A yellow mineral that is an important ore of copper.
Chlorite	A generally green or black secondary mineral often formed by metamorphic alternation of primary dark rock minerals, that appears as a spot of green and resembles mica.
Cleavage	The breaking of a mineral along its crystallographic planes.
Cu	The symbol for “copper”.
Deformation	The process of folding, faulting, shearing, compression or extension of the rocks as a result of various forces of the Earth.
Deposits	Mineral deposit or ore deposit is used to designate a natural occurrence of a useful mineral, or an ore, in sufficient extent and degree of concentration to invite exploitation.
Epidote	A lustrous yellow, green or black mineral commonly found in metamorphic rock.
Epithermal	Pertaining to mineral veins and ore deposits formed from warm water at shallow depths, at temperatures ranging from 50 - 200°C and generally at some distance from the magmatic source.
Fault zones	A fault that is expressed as a zone of numerous small fractures.
Fe	Symbol for “iron”.
Feldspars	Group of abundant rock forming minerals occurring principally in igneous, plutonic and some metamorphic rocks.
Hydrothermal	Of or pertaining to heated water, to its action, or to the products of such action.

Illite	A group of gray, green or yellowish-brown mica-like clay minerals found in argillaceous sediments, intermediate in composition and structure between montmorillonite and muscovite.
Kaolinite
A clay mineral crystallizing in monoclinic system and forming the chief constituent of china-clay. Kaolinite is the basic raw material for ceremics and large quantities are used in the manufacturing of coated paper.

Metamorphic	A change in structure resulting from metamorphosis; resulting from high temperature.
Mineralization	The hydrothermal deposition of economically important metals in the formation of ore bodies or lodes.

Mn	Symbol for “manganese”.
Montmorillonite	A group named for all clay minerals with an expanding structure and is often grayish, pale red or blue in color.
Ore	A naturally occurring material from which a mineral or minerals of economic value can be extracted profitably.
Pb	Symbol for “lead”.
Potassic	Refers to a rock which contains a significant amount of potassium.
Plagioclase	Any of a common rock forming triclinic feldspar, consisting of mixtures of sodium and calcium aluminum silicates.
Potassium	A soft, silver-white, highly or explosively
Propylic	A univalent organic radical derived from propane.
Pryite	A common mineral of a pale brass-yellow color and metallic luster, chemically iron disulfide.
Quartz-sericite	A very hard mineral composed of silica. Found in many different types of rocks, including sandstone and granite. Often occurring in silky scales having a fibrous structure.
Silicification	To convert into or impregnated with silica.
Trenching	The removal of overburden to expose the underlying bedrock.
Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.
Volcaniclastic	The arrangement of all the tons and chords of a composition in relation to a tonic.
Zeolites
A one of a family of hydrous aluminum silicate minerals, whose molecules enclose particles of sodium, potassium, calcium or barium or corresponding synthetic compound, used chiefly as molecular filters and ion-exchange agents.

ITEM 2. PROPERTIES.

Oroplata office is at #3 – 7 San Marcos, Peurto Plata, Dominican Republic. This is the private residence of Mr. Sosa who is our sole officer and director. At the present time Oroplata does not require its own office space due to having no employees, other than Mr. Sosa, but will consider renting office space once our exploration and staff requirements demand it. This might occur subsequent to Phase II of our exploration work on the Leomary.

The Leomary was obtained by Oroplata Exploraciones E Ingenieria, Orexi, SRL, and the designation was filed with the Ministry of Industry and Commerce and Mining Directorate of the Government of the Dominican Republic and registered with file No. S9-046 dated 04 of April 2012.

Oroplate owns no real estate as such and only has an interest in the minerals on the Leomary. The Company does not own the property itself but has the exclusive rights to explore and develop any minerals on the Leomary.

Information relating to the Leomary Gold Claim:

Name of Claim:	Leomary Gold Claim

File Number:	S9-046

Date of acquiring Leomary	April 4, 2012

Topographic Sheet No.	6172 – IV

Scale:	1:50,000

Boundaries per UTM cooridnates:	(I9Q): 342.000 to 347.500 mE; and 2’089,000 – 2’098,500 mN

Concession Unit:	4,500 Hectares

Registered Owner:	Oroplata Exploraciones E Ingenieria, Orexi S.R.L.

Property Description and Location

The Leomary is located in the province of Monseñor Nouel, municipality of Bonao, in the central region of the country, about 75 kilometers from the city of Santo Domingo, Dominican Republic. Located in the sections of Jayaco, Masipedro and Arroyo Toro. Exactly at four kilometers from the town of Bonao.

The Dominican Republic has three major highways are DR‐1, DR‐2, and DR‐3, which go to the northern, southwestern, and eastern parts of the country, respectively. Access in the Property area is via a system of all‐weather country roads used by local cattle ranchers and farmers which branch off of Highway DR‐1. The Capital city of Santo Domingo is located about 90 miles to the south of the Leomary.

The main access road to the claim is the No.1 highway or Duarte Highway, which connects the capital city of Santo Domingo to Santiago. On this route in the town of Bonao continue along the road to the community Los Quemados, access to the claim area is through very well constructed roads. Seaports and airports facilities are located nearby.

Soils of the mountain valleys of the Cordillera Central, where the claim is located

Confined by the higher elevations of the mountains of the Cordillera Central are four main valleys, which in order of importance are the Valley of Bonao, Constanza Valley, Valley of Villa Altagracia and the Jarabacoa Valley.

Bonao Valley covers an area of 80 miles rectangular greater, in the northeastern part of the Central Cordillera. It has more than 79 inches average annual rainfall, which has been recorded in the city of Bonao, located in the central part of the valley an annual average of 86 inches. The main soil of this valley, are: undifferentiated alluvial soils for the series La Vega.

Bonao Valley consists, for the most part, by a succession of alluvial soils, rivers and streams that run almost parallel. These soils are usually brown, sandy loam, large rounded gravel content. The level of fertility of these soils is high and has been sustained by the continuing contributions of materials deposited by rivers and streams.

Wet Forest - Lower Montane (BH-MB)

Most of this living area is in the foothills of the Cordillera Central, between bh-S and bmh-MB, on land topography and soils with low productivity. In the mountains of Bahoruco Neyba and hillside land that are over 2,600 feet correspond to this formation.

The weather that brings this area of life are the most advantageous for human and animal life, but in the country, these areas are sparsely populated. The small population is partly due to the low quality of their soils, lack of roads and the settler has yet to develop appropriate techniques for the use of these lands. Temperatures are moderate, much like those that characterize a temperate climate, and rainfall, although irregular, are able to keep some moisture in the ground for much of the year.

Rainfall is heaviest from April to November. The amount of rainfall varies from place to place, from 85 to 170 inches average annual total.

The temperatures have little variation during the day and at any time of year. December through February can drop to -1° C, giving rise to possible frost. However, the temperature has an annual average varies between 18° and 12° C. The average annual bio-temperature for this life zone has values close to those of the average temperature, because it never becomes greater than 30° C, and rarely below -1° C. Thermal conditions that owns this area constitute a limiting factor for the development of crops most sensitive to low temperatures.

Potential evapo-transpiration, on average, a percentage equal to the total annual rainfall. The percentage of water evapo-transpiration is equal to the amount of rainfall, which results in that the beds of streams that originate in this area of life carry water only during the months of maximum precipitation. The land in this area of life are mostly a hilly topography. Moderate sloping areas are small and scattered forming narrow valleys, lacking roads. The elevation varies from 2,600 feet to 6,600 feet in height.

The primary natural vegetation consists mainly of pine trees. Other species of conifers found especially in southern slopes of the Cordillera Central are juniper (Juniperus gracilior) and Podocarpus buchii. The main broadleaf species are Vaccinium Garrya fadyenii and cubense, own of the areas that are located near Constanta and Bahoruco; Rapanea ferruginea, common in the northern slopes of the Cordillera Central, near Jarabacoa and San Jose de las Matas, and Buddleia domingensis, which is a species that occurs in areas near the bmh-MB in the Cordillera Central.

Native species have an easy natural regeneration, by moisture in the soil, and are of moderate growth. From the ecological point of view the land meet optimal characteristics for farming and forestry. Pests and diseases in the species used are very sporadic. However, agricultural activities are restricted by the soil factor, as they are very small areas that can be used for agriculture.

Working Methodology

Between the years 1997-2000 IT was held in the Dominican Republic a "Geothematic Mapping Project called SYSMIN”, which included a sub-project of Geochemical Mapping and Cartography quadrants metallogenic of Bonao Constanza and 1:100,000 scale. The study has raised a density and exceptional variety of mineralization. This feature is consistent with the tectonic framework of the country, which is particularly favorable to the formation of different types of mineralization, several of those with great importance and significant economic.

The geologists have taken 83 active sediment samples, fourteen of these samples are of high and important mineralization – see following schedule.

There are no infractructure located on the Leomary. Electricity is available in the area since the main source of energy is obtainable from the power plant located in the municipality of Bonao. Water can be obtained from the numerous small streets flowing through the Leomary.

Deposit Types and Mineralization

One of the characteristics of the tuffs of the Tireo Formation is the intense alteration that have suffered, making it difficult in many cases the recognition of the original rock. These hydrothermal alteration processes are very important because they are associated, in many cases, mineral deposits, such as sulphide mineralization and base metals and precious metals associated with epithermal processes. These hydrothermal alteration processes can occur in many different forms, manifested by the appearance of different mineral phases: amorphous silica, quartz, feldspar, albite, calcite, montmorillonite, illite, kaolinite, chlorite, epidote, zeolites, etc.

The Dominican Republic and the Greater Antilles in general, are composed of fragments of intra‐oceanic island arc volcanic rocks. These fragments were probably once part of a single, continuous, southwest‐facing island arc that formed off the west coast of the Americas and was active from Lower Cretaceous through Eocene time.

In the Dominican Republic, the axial primitive island arc (PIA) is preserved in submarine to locally subaerial volcanic rocks of the Los Ranchos and Tireo Formation. Coeval Lower Cretaceous bimodal volcaniclastic rocks of the fore‐arc basin are preserved in the Maimón and Amina Formations. Tireo Formation is locally overlain by Albian reef limestones of the Hatillo Formation. These are in turn overlain by black argillites of the Lagunas Formation.

Epithermal Au mineralization

Constanza quadrant lies the epithermal Au mineralization Centenario (El Higo) that fit the Tireo Formation. The mineralization occurs in quartz veins with gold, copper, zinc and barium, and developing an intense silicification of the host rock. It is a low sulphidation epithermal mineralization. Next to it is Philonian Cu mineralization of La Ceiba, attributable to a similar process.

Volcanosedimentary mineralization of Cu-Zn (Au, Ag).

In Tireo Formation (associated basic volcanics) are different stratiform massive sulphide bodies, small power and tonnage although appreciable longitudinal development. Exceptions, such as those associated with Tireo Formation are generally related to acidic intermediate volcaniclastic rocks. Pyrite and composition are carried forward Cu as the main economic substance, being variable concentrations of Zn, Pb and Ag Au is usually very low. Usually develop a hydrothermal alteration that is basically one of silicification-chloritization.

Cu mineralization Philonian.

In Tireo Formation and Constanza quadrant, there are several demonstrations Philonian with Cu (chalcopyrite) and subordinate Zn, probably linked to shear contexts, although some appear in character extensional fractures. They are usually small in size and limited to hydrothermal alterations develop small and immediate surroundings to Philonian structures.

Mn mineralization.

In Tireo Formation, volcanic rocks and associated basic forms are stratiform Mn (The Guayuyos) responsive to the volcano-sediment model of this type of mineralization.

Disseminated Cu mineralization.

There are several examples in the area of pyrite-chalcopyrite disseminations, possibly related to tectonic weakness zones, corridors or bands delimiting particular orientation, and supported by different types of materials. These may be basic volcanic rocks Tireo Formation or tonalitic intrusive bodies to basic composition, affected by hydrothermal alteration (Pico Duarte, Aniana).

 Field Work Planning/Exploration/Soil Geochemistry

a.	Geological Mapping and Sampling

Tireo Formation presents various types of mineralization phases corresponding to posthumous island cooper arc Upper Cretaceous, and are presented as complex sulphide epithermal disseminated, with varying proportions of elements: Au, Ag, Cu, Zn, and Fe these elements are associated to silica and sulfur as end products of magmatic differentiation by chemical affinities.

It was important to select the type of sampling, which performed during regional exploration, where three types of sampling were performed in the area of interest:

- Active Sediments. - Sampling of sediments carried in streams or rivers causes, whose purpose was to determine the volumetric values of metallic minerals, concentrated in the watershed and from the tops of the hills and / or mountains, which circumscribe the basin. The results allowed us to zonify and to determine the origin of the sediments. This sampling were regional and were performed with a geological survey support.

- Sampling of Rock. - Sampling conducted in the lithological units potentially generating and / or mineral-storing metal concentrations and economically feasable, these sampling were performed after a regional geological study, which identified the lithological units that are present in the área of interest.

- Soil Sampling. - This sampling were performed after a detailed geological study of the area, where we have identified the lithological units and structural data (faults and fractures). This sampling was performed in alteration zones that were identified during the study, these alterations are potassic, propylitic, quartz-sericite, argillic and silicification. Any sampling outside these areas is speculative and / or wrong.

b.	Geomorphological analysis

To determine the areas of greatest mine interest, was made a hypsometric map, which highlights the physiographic features of the terrain, it can display the main structures (zone 1), alignments, course changes and most important river sediment sampling.

c.	Sampling Methods

The exploration conducted to date on the Leomary has been conducted according to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices. No opinion as to the quality of the samples taken can be presented. No other procedures of quality control were employed.

Soil, rock and sediment samples collected by the geologist were sent to Acme’s sample preparation facility in Maimón where they were oven‐dried at 60°C, then sieved to produce 100 grams of pulp at less than –80 meshes. The prepared pulps were then shipped via DHL to the Vancouver lab for analysis. In Vancouver, a 15 gram sample was dissolved in hot aqua regia and analyzed using ACME’s 1F ICP‐MS package for gold and base metals.

The assays for the rock samples were as follow – shown in ppb for gold (Au) and ppm for copper (Ag) and zinc (Zn):

No.	UTM_X	UTM_Y	Au	Ag	Cu	Pb	Zn

293	347350	2088680	11843.96	11441.02	5531.12	2.28	2563.07
270	345440	2088840	13749.36	19432.36	662.36	5.38	1524
271	346710	2089880	7774.17	1884.13	777.3	1.81	771.31
223	346400	2090780	2005.31	9947	4712.3	11.29	76.4
222	347085	2091215	3009.25	2041.3	4502.12	3.34	68.1
221	347805	2091935	9974.36	3021	4519.36	3.81	75.1
200	347865	2092150	2031	1401.25	9336.23	7.41	61.4
272	348825	2093815	2001.2	401.23	2352.14	1.67	64.3
199	348265	2094705	1402.65	403.21	9225.46	3.14	76.6
198	348775	2095525	1402.65	403.23	4402.39	5.69	53.7
197	349505	2096725	14751.12	12452.13	4701.23	55.01	39.5
195	347195	2098525	1882.12	1302.47	9102.45	3.11	79.3
196	346765	2098785	15873.26	2491.02	9014.87	2.77	86
194	347620	2099770	2105.13	401.31	10452.1	3.11	78.4

Converting the above table to grams per metric ton is as follows:

No.	Sample Type	UTM X	UTM Y	Au	Ag	Cu	Sample Weight Kilograms

293	Rock	347350	2088680	11.84	11.4	55	0.77
270	Rock	345440	2088840	13.75	19.4	66	0.88
271	Sediment	346710	2089880	7,74	18.4	70	0.33
223	Soil	346400	2090780	2.0	9.4	47	0.55
222	Soil	347085	2091215	3.0	2.4	45	0.36
221	Soil	347805	2091935	9.97	3.0	45	0.45
200	Soil	347865	2092150	2.0	1.4	93	0.46
272	Sediment	348825	2093815	2.0	0.4	23	1.21
199	Rock	348265	2094705	1.4	0.4	92	0.65
198	Rock	348775	2095525	1.4	0.4	44	0.54
197	Rock	349505	2096725	14.75	12.4	47	0.90
195	Sediment	347195	2098525	1.88	1.3	91	0.79
196	Soil	346765	2098785	15.87	24.9	90	0.48
194	Sediment	347620	2099770	2.1	0.4	104	0.32

The above noted table does not include all the samples taken but rather the best results as determined by the geologist. The actual number of samples taken, either soil, sediment or rock, were 99 samples. There was one sample with gold content of 1,695.2 ppb not included in the above schedule but the rest of the samples being 85 have relatively no minerialization.

Conversion from GPT (grams per ton) PPM (parts per million) and PPB (parts per billion):

Percent grade	Grams per ton	PPM	PPB

1.00%	10,000 gpt	10,000 ppm	10,000,000 ppb
0.1%	1,000 gpt	1,000 ppm	1,000,000 ppb
0.01%	100 gpt	100 ppm	100,000 ppb
0.001%	10 gpt	10 ppm	10,000 ppb
0.0001%	1 gpt	1 ppm	1,000 ppb
0.00001%	0.1 gpt	0.1 ppm	100 ppb

The above are stated in grams per metric tons and are converted as follows:

Wet [Mass]		Dry

Grams	Ounces	Grams	Ounces

15	½	14.3	½
30	1	28.3	1
85	3	113.4	4
225	8	430.0	16

In August 2013, the Company extended its sampling program to identify other areas of mineralization on the Leomary and to re-sample areas previously sampled where mineralization was present.

Recommendation and Conclusion

The recommendations and conclusions set forth in Mr. Martinez report dated September 2012 indicates that the Leomary has favorable geological conditions (lithological and structural for potential development of mineral deposits. The geochemical study conducted in Block C Sysmin Project (1999), Tireo formation, presenting epithermal gold mineralization, volcanosedimentary copper and zinc and copper Philonian. The eastern boundary of the Leomary borders the Bonoa Fault Zone, with development of fracture system perpendicular and parallel to the dominant fault. The stream El Toro corresponds to a structure distension, between Loma Piyoyo, Vincent Liz and El Firm. Also, it marks the change of direction SW-NE structural NS. Sampling tests performed during the active sludge Sysmin Project (1999), yielded four anomalous gold (155, 100, 28, 25 ppb), five values greater than 90 ppm copper and zinc had values greater than 100 ppm and a high value of 241 ppm. Mr. Martinez recommendation is to undertake Phase II in the immediate future.

Phase II Exploration Program

In conducting Phase II of the exploration work on the Leomary will consist of returning to the fourteen sites where rock samples were collected during Phase I with anomalous values for gold and silver. It is proposed to explore an area of 1,500 feet radius around these sites to determine the probable origin of the anomalous float and vein samples. It is proposed to collect a total of 200 additional rock and soil samples of which 150 will be sent for or analysis. It is estimated that this program will take between 17 to 22 days to complete the field work.

In addition to the above Oroplata is going to perform the following exploration activities to evaluate the mineral potential of the Leomary as follows:

1.	Compilation of information and results of previous exploration work, organization and field planning stage.

2.	Regional recognition of the area, geological mapping (scale 1:10,000 to 1:5,000) and rock samples and stream sediment geochemical sampling.

3.	Defining priority areas of interest for detailed exploration.

4.	Detailed geological mapping and geochemical (1:5,000 to 1:1,000 or greater).

5.	Excavation of trenches and pits.

6.	Geophysical Surveying.

7.	Selection of drill targets.

8.	Phase I diamond drilling exploratory.

9.	Model and evaluation of the results of the planning and drilling of the subsequent phase reserve evaluation.

10.
Socio-economic and Environmental based study and reclamation of the areas impacted by exploration activities. These studies start from the very beginning of the exploration program and will continue for the duration of the project.

The estimated budget for undertaking Phase II is as follows;

Item Units	Number and Cost	Total Cost USD

Salaries:
Supervising Geologist	22 days @ $600/day	13,200.00
Geological Assistant	22 days @ $200/day	4,400.00

Transportation	1,000 km @ $0.75/km	750.00
Camp cost/Lodging	22 days @ $90/day	1,980.00

Compilation
Data and digitizing	15 days @ $150/day	2,250.00
Drill hole interp & modeling	17 days @ $600/day	10,200.00
Structural consultant	17 days @ $200/day	3,400.00

Soil Geochemistry		16,300.00
Diamond Drilling (initial test holes)	490 m @ $60/m	29,400.00
Assay of Drill core	150 samples @ $35/sample	5,250.00

SUBTOTAL		87,130.00

Contingency	10%	8,713.00

TOTAL USD		95,843.00

Compliance with Government Regulations – Essentials of Mining Laws

In the Dominican Republic the laws relating to mineral exploration and development are contained under the “Mining Law of the Dominican Republic – Law No. 146”. The important components of the mining law are as follows:

-	Filing of an application involves two publications in a Dominican newspaper and the annual payment of fees.

-
All mining titles are to be delivered to a Dominican Republic company. Exploration titles may also be delivered to individuals or a foreign company, with certain exceptions (e.g. government employees or their immediate relatives and foreign governments).

-
Resolutions granting mineral title are issued by the Secretaría de Estado de Industria y Comercio (currently Ministry of Industry and Commerce) following a favorable recommendation by the Dirección General de Minería.

-
A company may have exploration and mining titles over a maximum of 30,000 hectares. An exploration title is valid for 3 years and may be followed by two one‐year extensions. At the end of the 5‐year period, the owner of the title applies for an exploitation permit, or a new round of exploration permitting may be started at the discretion of the mining department.

-
An agreement must be reached with surface rights owners (formal or informal) for each phase of exploration work. If mining is envisioned, land must be bought. A procedure exists in which government mediation is used to resolve disagreements, and this process may ultimately end in expropriation at a fair price.

-
Legal descriptions of exploration and mining concessions are based on polar co‐ordinates relative to a surveyed monument. The monument location is defined in UTM co‐ordinates, NAD27 datum. The concession boundaries are not marked or surveyed.

The documents and requirements a company would be required to file in order to obtain a license for mining exploration are as follows:

1.	Name, nationality, address, profession, identification number of the applicant or their agent or the holder of a corresponding special power.

2.	Name of the claim or concession.

3.	Location, indicating: province, municipality, section or village.

4.
Description of the starting point that will be necessary within or on the perimeter of the claim, determining the direction and distance of same reference point. These points should be located at a distance of not less than 150 feet, or within 1,500 feet. The point must be visible from one another. The point of reference should be related to three or more visual in direction of topographical characteristic points of the area.

5.	The amount of mining hectares indicating the boundaries and the amount limited by law.

6.	Three or more personal references about the moral, technical and economic capacity of the applicant.

7.	Name of adjoining claims or concessions if any.

8.	Name(s) of (the) owner(s) or occupant(s) of (the) field(s) if any.

9.	The plans and drawings of an exploration area must be submitted at scales form 1:5,000 to 1:20,000, in original.

10.	A copy of the topographic map at 1:5,000 scale, indicating the geological location of the concession area, specifying number, series and corresponding map edition.

11.	Two (2) receipt payments to Internal Revenue Office for ten Dominican Pesos.

We have complied with every one of the requirements listed under the Dominican Mining Law and therefore we are confident that our status regarding the Leomary is in good standing. A review of the web page of the Dominican Mining Ministry at https://dgm.gov.do/estatusexploracionmetalica.html (sub-web site is “Included content – estatus de solicited de exploraction No – Metalica”) will confirm this status. The verification within this website is under the name “Leomary”.

In order to maintain the Leomary in good standing, an annual payments and fees contemplated under the Mining Law are to be paid within a calendar year as are follows:

	Initial and One Time Payments	Amount (USD)

A.	Connection point revisions (one time payment) (i)	$1,800

B.	Project Boundaries revision (in field) (one time payment) (ii)	$1,000

C.	Newspaper publication – when certificate is granted (One time payment) (iii)	$500

D.	Certification (if requested)	$100

E.	Register of Power of Attorney (if any)	$1,000

F.	Sale or transfer of mineral rights (if any)	$1,000

(i)	Payment of $13,000 paid for the Leomary included this payment.

(ii)
Connection point revision relates to the Company having to have the geologist working on the claim insert four or five concrete posts into the claim boundaries so that satellite is able to read the red tag contained on each post so that it is available to the Ministry of Mines.

(iii)
The fee paid for Project Boundaries revision relates to an inspector going to the Leomary and ensuring the four or five concrete posts have been inserted and that there is no activity on the claim itself which will invade an adjoining claim.

The annual amounts to keep the Leomary in good standing after the initial license is granted is $13,500 which comprises the following:

Expenses to maintain the Leomary in good standing each year	Amount

Semi annual report – filed with the DGM	$3,000
Annual report – files with the DGM	3,000
Annual tax returns – filed with both DGM and Revenue Department	500
Exploration work on the Leomary	4,000
Analysis of samples taken during exploration work	1,000
Annual fee to the DGM	2,000

Annual cost to maintain the Leomary in good standing with DGM	$13,500

If the Leomary is not in good standing all rights to the minerals on the claim are forfeited and the Leomary reverts back to the Ministry of Mines. If this happens, a third party can make an application to the Ministry and obtain the mineral rights to the Leomary. Oroplata would therefore have no further interest in the Leomary.

Losing the rights to the minerals on the Leomary does not occur overnight. Nevertheless, if the above filings are not made, the DGM will consider the Leomary no longer in good standing and will accept applications for third parties for the rights to the mineral on the Leomary. This could take up to twelve months from the date the filings are not made.

When we file the annual and semi annual reports, the DGM normally will send out a correction letter addressing any concerns they might have. The Company has to response to this letter of correction within 30 days from the issuance date of the letter and if it has not responded within the deadline date, another letter will be sent out requesting a response within 10 days.

Initially, the mineral rights are granted for explorations for 3 years, an extension of 3 more years can be obtained with a letter of request from the Company. If the Company applies for exploitation, it can obtain a permit for 10 years with extensions for 10 more years or even 20 years. Nevertheless, it will still have to comply with the filing requirements.

It is important for Oroplata at this stage in its development to immediate respond to the letters of corrections or any other letters received from DGM since if this is adhered to these filing requirements the Leomary will always be in good standing.

Environmental Permits

Important components of environmental law in the Dominican Republic are:

-	An environmental permit is not necessary to conduct geological mapping, stream sediment, sampling, line cutting or geophysical surveys.

-
A letter of no objection (Carta de no objección) from the Ministry of Environment is all that is required for trenching and initial drilling, as long as access routes need not be constructed. This letter is based on a brief technical description submitted by the company.

-
Additional drilling and the construction of any access roads warrant an environmental license that is valid for one year. A report must be filed by the company and must include technical and financial aspects that take into account remediation costs.

-	At the feasibility stage, an environmental impact study must be submitted and approved by the government. Such a study could cost as high as $100,000.

In implanting our initial drill program, we will require a letter of no objection from the Ministry of Environment. To date, Oroplata has not received a letter of no objection from the Ministry of Environment. If we elect to implement a more detailed drill program, of which there is no assurance, an environmental study may need to be undertaken prior to such drilling activity. The upper limit to an environmental impact study would be approximately $100,000 but the Ministry of Environment will not require a full detailed environmental study if the drilling program is not extensive in nature; being approximately ten to fifteen drilling holes in the fifty to seventy-five meters range each. The cost of this study is not required until such time as a drilling program is undertaken and then might amount to between $10,000 to $15,000 dollars.

Competition

Oroplate is a exploration stage company which has to compete with other companies searching for minerals in the Dominion Republic and seeking financing for the development of their specific properties. Often, in not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There is only a limited number of investors willing to invest in a company which had no proven reserves and is just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strap for funds and unable to do any worthwhile exploration work on the Leomary. We might never be able to compete against these other companies and hence never bring the Leomary into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the Leomary, materials to set up a camp if required and supplies including drill rigs.

Oroplata’s Main Product

Oroplata’s main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from the Leomary once the claim has been explored. Since the property has yet to be explored by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration Facilities

The Company has no plans to construct a mile or smelter on the Leomary until an ore body of reasonable worth is found; which might never happen. While in the exploration stage, the crew of workers will be housed in the town of Bonao due to its close proximity to Leomary. This will initially avoid building any structures either permanent or removable on the claim.

Other Mineral Properties

We has not yet considered any other mineral properties until such time as we have undertaken at least Phases I and II as recommended by Ismael Martinez. We would like to diversify our holdings once we have adequate funds to do so. This may not be for some time due to having to undertake exploration work on Leomary. Similar to Leomary, we will not acquire any mineral claims from our sole officer and director.

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 20 hours a month to our operations but will increase the number of hours when Phase II program is started in the late spring of 2014. Being a professional geologist Mr. Sosa will be active in overseeing the exploration work on the Leomary and determining the next stage of exploration work to be undertaken by the Company.

In September 2012 we engaged the services of Ismael Martinez, Professional Geologist, to prepare a geological report on the Leomary detailing the work undertaken as at the date of his report and to recommend a second exploration program. We have used not other consultants relating to the Leomary.

Research and Development Expenditures

Oroplata has not expended any money on research and development since its inception.

Patents and Trademarks

Oroplata does not have any patents or trademarks.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. There are no material proceedings to which our executive officer, director and stockholder is a party adverse to us or has a material interest adverse to us. There are no legal actions, either pending or believed by management to happen, to which the Company is aware.

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprise, Inc. of 123 W. Nye Lane, Suite 129, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

There is no public market for our common shares due to not being either quoted or listed on a recognized stock exchange. Oroplata will make an application to FINRA for a quotation on the OTC Bulletin Board ("OTCBB”) now that its registration statement is effective. There is no guarantee that the Company’s shares will ever be quoted on the OTCBB.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Rule 144 Shares

In general, under Rule 144, a person who is not an affiliate of a company and who is not deemed to have been an affiliate of a company at any time during the three months preceding a sale and who has beneficially owned shares of a company’s common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about the company (which current public information requirement is eliminated after a one-year holding period). In addition, a person, who is an affiliate and beneficially owned shares of a company’s common stock for at least six months, will be entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding; or

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

However, Rule 144 is not available for securities initially issued by a company that has either no or nominal operations and no or nominal assets (a “shell company”), whether reporting or non-reporting, or a company that was at any time previously a shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●
at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

(the “Shell Company Conditions”)

At this time, we are considered a shell company. As a result, our sole shareholder and director, being an affiliate, and any other person initially issued shares of our common stock, excluding those shares registered in this prospectus, will not be entitled to sell such shares until the Shell Company Conditions have been satisfied. Upon satisfaction of the Shell Company Conditions, such sales by our sole shareholder and director would be limited by the manner of sale provisions and notice requirements and to the availability of current public information about us as set forth above.

HOLDERS OF OUR COMMON STOCK

As of December 16, 2013, there were 41 registered holders of record of our common stock due to our sole director and officer selling 15,000,000 common shares under the Company’s effective registration statement.

DIVIDENDS

Oroplata’s Articles of Incorporation or Bylaws do not restrict it from declaring dividends. Nevertheless, the Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Oroplata has not declared any dividends since its inception and does not conceive that it will be declaring any dividends in the near future. Management was to retain any excess funds in the Company for working capital and for further exploration on the Leomary.

Stock Options, Warrants and Rights

Oroplata does not have any outstanding stock options, warrants, rights or any other instrument which will allow the holders to convert into common shares of our company.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in the sections titled “Risk Factors” and “Forward-Looking Statements.”

Oroplata is a start-up, exploration stage company. Oroplata has a limited operating history and have not yet generated or realized any revenues from its activities. It has performed limited exploration work on its sole property, Leomary Gold Claim located in the Dominican Republic. As its property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the Leomary in the foreseeable future.

Oroplata’s auditors have issued a going concern opinion. This means that its auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on the Leomary. That cash must be raised from other sources. Oroplata’s only other source for cash at this time is investment by others in Oroplata, advances from its sole director or institutional financing. Orplata must raise cash to implement its planned exploration program and stay in business.

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named “Oroplata Exploraciones E Ingenieria, Orexi, SRL” in order to hold the mineral rights to a claim named “Leomary Gold Claim”. In order to determine what mineralization is present on the Leomary the Company hired Ismael Martinez, Professional Geologist, to undertake an exploration program on the Leomary at a cost of $25,800. His findings are detailed in his geological report dated September 2012 which has been included under “Property” noted above. The exploration program centered mainly on obtaining soil, sediment and rock samples from various areas within the claim to determine what minerals were present. Based on the results on these initial findings, as shown on page 20, Oroplata undertook a further exploration program during the summer of 2013 to identify mineralization in other parts of the Leomary and to resample the previous high grade samples. This additional exploration work was completed at the end of August 2013 and will assist in determining Oroplata next course of action: to further extend the sampling program or to consider a limited drilling program. This decision will be determined by our President, Hilario Sosa, who is also a professional geologist, in conjunction with the recommendations of Ismael Martinez.

No assay results have yet been obtained from these samples.

Results of Operations

Revenue from Operations

Oroplata has not made any revenue from its exploration on the Leomary and believes it will not do so until some time in the distant future or maybe never. Without completing an extensive exploration program including drilling areas of interest, Oroplata will not be able to block out an ore reserve of commercial value. Without an ore reserve Oroplata cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will Oroplata have any chance of recognizing any form of revenue.

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Mr. Sosa has advanced $25,000 as a non-interest bearing loan payable on demand. No formal agreement between the Company and Mr. Sosa has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Financial Activities since Inception

The following summarizes the financial activities of Oroplate since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to September 30, 2013 with comparison to September 30, 2012 – consolidated figures:

Description	Ref	Sept. 30, 2013%		Sept. 30, 2012%

Accounting	i	$13,140	14.71	$-	-
Exploration expenses	ii	47,094	52.72	25,800	53.88
Filing fees	iii	1,528	1.71	1,328	2.77
Impairment on mineral claim rights	iv	13,000	14.55	13,000	27.15
Incorporation costs	v	3,275	3.67	3,275	6.84
Legal	vi	6,750	7.56	1,700	3.55
Office		956	1.06	271	.57
Travel	vii	3,591	4.02	2,507	5.24

Total expenses		$89,334	100.00	$47,881	100.00

i.
The amount recorded in September 30, 2013 represents the fees charge by the accountant for the preparation of the financial statement as at September 30, 2012 for examination by Goldman Accounting Services, PLLC and the review of the financial statements for the three months ended March 31 and June 30, 2013.

ii.
The exploration work on the Leomary was completed during the period ended September 30, 2012 and the additional exploration work was completed in August 2013. The further cost associated with the exploration program undertaken during the summer of 2013 was $21,294 broken down as follows:

	Exploration procedures	Amount

1.	Prepared base maps overlaid with extracts of regional radiometric, aeromagnetic and geological maps.

2.	Mobilized a field base camp for 10 days.

3.	Collected a minimum of 300 Active River Sediment, float, rock, grab, outcrop and soil samples.

4.	Delivered 150 of the 300 samples to Acme Laboratories for certified multi-element analysis.

5.
Geologist collected approximately 200 active river sediment samples from the following streams and their associated brooks: Arroyo Piedra Gorda Canada Joselito; Rio Piedro; Arroyo Dulce; Arroyo El Cruce; Arroyo Toro; Arroyo Carbonato; Arroyo Yaso; Arroyo Huigerito, Arroyo Piyoyo; Arroyo Bonita; Arroyo Maspedro; and Arroyo Bua.

6.	Prepared basic anomaly maps for Ag, Au, As, Ba, Cu, Hg, Ni and Zn.

7.	Prepared a report and make recommendations (not yet completed)

	Total costs paid out for the above exploration program	$18,800

	Preparation of documentation for filed with the DMG by the attorney	2,494

	Exploration expenses incurred in August 2013	$21,294

Management is not considering further exploration work until the late spring of 2014.

iii.
Represent the cost of filing the initial report of directors and officers with the State of Nevada upon incorporation and subsequent annual filing of the same report. In addition certain documents had to be filed with the Ministry of Mines in the Dominican Republic relating to the Leomary.

iv.	The cost to acquire the Leomary claim has been expensed since there is no assurance Oroplata will ever be able to put the claim in commercial production.

v.	The cost to incorporate both the parent and subsidiary in Nevada and the Dominican Republic.

vi.	Fees paid to the lawyer in the Dominican Republic for incorporating the subsidiary, preparing documents for the Ministry of Mines and other services as required by the Company.

vii.
Travel expense represents the cost of the Dominican Republic lawyer to travel between Puerto Plata and Santa Domingo in the Dominican Republic in order to record various documents with the Ministry of Mines.

During the period from inception to September 30, 2013, Oroplata has an operating loss of $89,334 as compared to an operating loss of $47,881 for the year ended September 30, 2012.

As at September 30, 2013 has a net accumulated operating loss of $89,334 which was increased by $41,453 since September 30, 2012. As noted in the chart above, the increase of the loss was due to accounting fees, exploration expenses, legal and travel.

Breakdown of Expenses between the Parent and Subsidiary Companies

	Oroplata Resouces Inc.		Oroplata Exploraciones		From
	[parent company]		[subsidiary company]		inception to
Description	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Accounting	$13,140	$-	$-	$-	$13,140
Exploration expenses	-	-	21,294	25,800	47,094
Filing fees	-	1,328	200	-	1,528
Impairment of mineral claim rights	-	-	-	13,000	13,000
Incorporation costs	-	275	-	3,000	3,275
Legal	-	-	5,050	1,700	6,750
Office	605	271	80	-	956
Travel	-	-	1,084	2,507	3,591

Total expenses	$13,745	$1,874	$27,708	$46,007	$89,334

The parent company provides the funds to its subsidiary in order that any expenses associated with the Leomary can be paid by it. This is done via the intercompany account.

Activities for the year ended September 30, 2013

Since Phase I was completed prior to September 30, 2012, Oroplata has undertake further exploration work on the Leomary comprising soil, rock and sediment sampling which was completed in August 2013. The samples are in for assay and therefore management has not yet received the results. Based on these further samples, management will decide upon what course of action to take next; either continuing the sampling program over other previously unexplored section of the claim or to consider a drilling program centered around the areas of mineralization worth drilling.

The Company is anticipating undertaking a drilling program on the Leomary in the late spring of 2014 depending upon its ability to obtain additional financing. Unless our director is willing to advance the required funds, at this point in time he has not committed himself to advance further funds, the Company will have to wait until it is able to sell treasury shares in a private placement to interested investors. This might be difficult if the Company is not quoted on a recognized quotation system or a stock exchange. As noted elsewhere in this prospectus, the Company will require $95,843 to complete its drilling program and a further amount of $27,540 to meet its financial obligations over the next twelve months. If this funding is not available when needed the Company will not be able to undertake its proposed drilling program and might, after twelve months, have to cease operations.

Liquidity and Capital Resources

As of September 30, 2013, Oroplata had cash of $22,604 and a negative working capital position of $(9,334) as compared to cash of $33,054 and a positive working capital position of $32,119 at September 30, 2012.

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$13,140	See schedule below
Exploration expenses	95,843	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	4,800	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	3,600	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	123,383

Less: Cash on hand	(22,604)	Cash as of September 30, 2013

Cash Requirements	$100,779

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

September 30, 2013	$1,680	$4,500	$6,180
December 31, 2013	1,120	1,200	2,320
March 31, 2014	1,120	1,200	2,320
June 30, 2014	1,120	1,200	2,320

Total estimated fees	$5,040	$8,100	$13,140

(i)	Accountant engaged to prepare the financial statements for either an examination if the year-end or a review if a quarterly financial statement by the independent accountants.

Exploration expenses

Exploration program	Amount	Exploration activity

Estimate cost of drilling program (i)	$95,843	Refer to page 22 for breakdown

(ii)
Depending upon the results of the sampling program during the summer of 2013, Mr. Sosa will decide whether the commencement of a drilling program is warranted or whether Oroplata should continue its sampling program on the Leomary.

Oroplata has the available funds of $22,604. Oroplata does not have the funds to undertake the exploration program note above. Oroplata has the following options in order to raise the needed funds;

1.	Additional advances from Mr. Sosa which at the present time he is not prepared to consider;

2.	Obtaining funds from a financial institution personally guaranteed by Mr. Sosa; or

3.	Selling additional shares under a private placement from Treasury.

At the present time none of these options have been considered by Mr. Sosa.

If management decides not to undertake the drilling program within the next twelve months, the additional funds required will be reduced from $100,779 to $4,936 and will be able to stay in business for at least twelve months.

Off-Balance Sheet Arrangements

None.

Trends

From Oroplata’s date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management Oroplata is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term. Please refer to Oroplata’s assessment of Risk Factors as noted on page 6.

Critical Accounting Policies and Estimates

In presenting Oroplata’s financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, Oroplata is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions Oroplata is required to make relate to matters that are inherently uncertain as they pertain to future events. Oroplata bases these estimates and assumptions on historical experience or on various other factors that it believes to be reasonable and appropriate under the circumstances. On an ongoing basis, Oroplata reconsiders and evaluates its estimates and assumptions. Actual results may differ significantly from these estimates.

Oroplata believes that the critical accounting policies listed below involve its more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on its financial statements. In addition, Oroplata believes that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this prospectus.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Income Taxes

Oroplata utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

Oroplata does not expect the adoption of any recent accounting pronouncements to have a materially impact on its financial statements.

Products and Gold

We do not have any gold as yet on Leomary since we have not done any exploration work to support a calculation as to the ounces of gold which might be on the claim. To our knowledge we do not know, and may never know, if there is commercial viable gold on the claim unless our future exploration work verifies this fact. At the present time we do not have any products for sale.

Other Minerals

At the present time we are not aware of other mineral on Leomary other than silver, copper and zinc.

Foreign Currency

Our Company will be conducting exploration activities in the Dominican Republic and will pay its expenses in Dominican Pesos. Any currency fluctuation in an adverse way will increase the cost of our exploration program on the Leomary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at September 30, 2013 and 2012;

3.
Consolidated Statements of Operations for the year ended September 30, 2013, for the period from October 6, 2011 (date of inception) to September 30, 2012, and for the period from October 6, 2011 (date of inception) to September 30, 2013;

4.	Consolidated Statement of Stockholder’s Equity (Deficit) for the period from October 6, 2011 (date of inception) September 30, 2013;

5.
Consolidated Statements of Cash Flows for the year ended September 30, 2013, for the period from October 6, 2011 (date of inception) to September 30, 2012 and for the period from October 6, 2011 (date of inception) to September 30, 2013

6.	Notes to Financial Statements.

To the Board of Directors and
Stockholders of Oroplata Resources, Inc.
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Oroplata Resouces, Inc. (An Exploration Stage company) (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended September 30, 2013, for the period from October 6, 2011 (date of inception) to September 30, 2012 and for the period October 6, 2011 (date of inception) to September 30, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oroplata Resources, Inc. (an Exploration Stage Company) as of September 30, 2013, and the results of its operations and its cash flows for the year then ended, for the period from October 6, 2011 (date of inception) to September 30, 2012 and for the period from October 6, 2011 (date of inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company is an Exploration Stage company engaged in developing its mineral property rights in the Dominican Republic. There is substantial doubt about the Company’s ability to continue as a going concern because of the Company’s uncertainty to raise additional capital and continue mining its mineral rights property. Management’s plans concerning this matter are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Goldman Accounting Services CPA, PLLC
Goldman Accounting Services CPA, PLLC
Suffern, New York
December 24, 2013

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30, 2013	September 30, 2012

Assets

Cash	$22,604	$33,054

Total Assets	$22,604	$33,054

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities:
Accounts payable	$6,566	$854
Due to related parties	25,372	81

Total Current Liabilities	31,938	935

Stockholder’s Equity (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Deficit accumulated during exploration stage	(89,334)	(47,881)

Total Stockholder’s Equity (Deficit)	(9,334)	32,119

Total Liabilities and Stockholder’s Equity (Deficit)	$22,604	$33,054

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the year ended September 30, 2013	From October 6, 2011 (date of inception) to September 30, 2012	From October 6, 2011 (date of Inception) to September 30, 2013

Revenue	$-	$-	$-

Expenses
Exploration costs	21,294	25,800	53,507
General and Administrative expenses	20,159	9,081	22,827
Impairment of mineral property rights	-	13,000	13,000

Total expenses	41,453	47,881	89,334

Loss from operations	$41,453	$47,881	$89,334

Net loss per common share:

Basic and diluted	$(0.001)	$(0.001)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholder’s Equity (Deficit)

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit During the Exploration Stage	Total Stockholder’s Equity (Deficit)

Balance, October 6, 2011	-	$-	$-	$-	$-

Issuance of common shares for cash - $0.002 as October 14, 2011	40,000,000	40,000	40,000	-	80,000

Net loss for the period October 6, 2011 (date of inception) to September 30, 2012	-	-	-	(47,881)	(47,881)

Balance, September 30, 2012	40,000,000	40,000	40,000	(47,881)	32,119

Net loss for the year ended September 30, 2013	-	-	-	(41,453)	(41,453)

Balance, September 30, 2013	40,000,000	$40,000	$40,000	$(89,334)	$(9,334)

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the year ended September 30, 2013	From October 6, 2011 (date of Inception) to September 30, 2012	From October 6, 2011 (date of Inception) to September 30, 2013

Operating Activities

Net loss	$(41,453)	$(47,881)	$(89,334)

Adjustments to reconcile net loss to net cash used in operating activities:

- impairment of mineral property rights	-	13,000	13,000

Changes in operating assets and liabilities:

- accounts payable	5,712	854	6,566

Net cash used in operating activities	(35,741)	(34,027)	(69,768)

Investing activities

Acquisition of mineral property rights	-	(13,000)	(13,000)

Net cash used in investing activities	-	(13,000)	(13,000)

Financing activities

Proceeds from subscription of stock	-	80,000	80,000
Proceeds from advances from related parties	25,291	81	25,372

Net cash provided by financing activities	25,291	80,081	105,372

Net increase (decrease) in cash	(10,450)	33,054	22,604

Cash, beginning of period	33,054	-	-

Cash, end of period	$22,604	$33,054	$22,604

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013

1. Basis of presentation and Going Concern

The accompanying consolidated financial statements of Oroplata Resources, Inc. (“Oroplata” or “the Company”) have been prepared in accordance with generally accepted accounting procedures in the United States for period ended September 30, 2013. Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $89,334 since its inception, had a negative working capital position of $(9,334), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan of mining its interest in a mineral property and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole officer and director and from advance made by him for certain office expenses. The Company's future operations are dependent upon external funding and its ability to execute its business plan in mining its interest in a mineral property, realizing sales from its mining activities and controlling expenses. Management believes that sufficient funding may be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the exploration of its mineral property, or if obtained, upon terms favorable to the Company.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013

2. Summary of Significant Accounting Policies

Accounting Method

The Company's financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America (“US GAAP”).

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same.

Income Taxes

Income taxes are provided in accordance with Codification topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Due to the Company’s net loss position from inception on October 6, 2011 to September 30, 2013, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at September 30, 2013.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013

2. Summary of Significant Accounting Policies - Continued

Long-lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Codification topic 360 “Property, Plant, and Equipment”. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. The Company’s management has considered the conditions outlined in Codification topic 360 and has concluded that the mineral rights payments in the amount of $13,000 have been fully impaired for the period ended September 30, 2012.

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

Non-Monetary items including equity are recorded at the historical rate of exchange; and

Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013

2. Summary of Significant Accounting Policies - Continued

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of September 30, 2013 approximate their respective fair values because of the short-term nature of these instruments.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangibles asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impairs, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification subtopic 350-30, Intangibles – Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected early adoption of this update and it had no impact on its financial statements.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013

3. Mineral property rights

On December 20, 2011, the Company purchased a 100% interest in the Leomary Gold Claim (“Leomary”) consisting of 4,500 mining hectors located in the province of Monseñor Nouelan, municipality of Bonao, for the sum of $13,000. During August 2012, the Company undertook an exploration program on the Leomary Gold Claim in the amount of $25,800.

The acquisition costs of $13,000 have been impaired and expensed because there has been limited exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

4. Significant transactions with related party

During the year ended September 30, 2013, the sole director and officer made advances to the Company in the amount of $25,291 to fund daily operations of the Company. These advances are non-interest bearing and payable on demand.

The sole officer and director of the Company has acquired 100% of the common stock issued.

5. Common stock

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

On October 14, 2011, the Company issued 40,000,000 shares of its common stock to its sole director and officer at $0.002 per share, for net proceeds of $80,000.

6. Subsequent events

On October 23, 2013 there were 41 registered holders of record of our common stock due to our sole director and officer selling 15,000,000 common shares under the Company’s effective Form S-1 registration statement to these shareholders. The Company did not receive any proceeds from the sale of these shares.

Other than noted above, there are no subsequent events to be reported that occurred after the year ended September 30, 2013 to the date the financial statements were available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our principal independent accountant.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2013 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our sole director and officer to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of our sole director and officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our sole director and officer; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of September 30, 2013, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the lack of a computerized Accounting System, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of September 30, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Our independent accountants have stated in their report dated December 24, 2013 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our sole executive officer and director and his respective age and titles are as follows:

Name of Director	Age	Position
Hilario Santos Sosa(1)	46	Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary Director

Note:

(1)	Mr. Sosa is deemed to be underwriter to this offering.

Hilario Santos Sosa has been our Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer and Director since our inception. Mr. Sosa graduated from the Universidad Technologica de Santiago (Puerto Plata) in engineering in 1994 and the next year attended the Universidad de Mexico where in 1996 he obtain a Masters Degree in Geology. Between 1995 to 2004 he was employed by Kuky Silverio Industries, located near Puerto Plata, as a geologist in charge of all new development projects. Between 2004 and 2009, Mr. Sosa was employed with Palo Alto Mining Company, located near Barahona in the Dominican Republic, as a geologist in charge of land removal and mineral findings and between 2009 and 2010 was employed as a consultant for Barrick Mining Company near Bonoa in the Dominican Republic and responsible to installation and land removal.

Mr. Sosa has been working as an independent geology for the past 4 years in the field examining various gold, copper and silver properties located in the Dominican Republic and Mexico and has been responsible for preparing geological reports on these properties. His work comprised project evaluation, geologic mapping, sampling, and reconnaissance prospecting on company-held lands for several major and junior companies. He conducted a comprehensive, on-site geologic evaluation, and prepared a report of an advanced-stage gold project in Chile.

Mr. Sosa has arranged, scheduled and organized a visit to Columbia to examine several gold properties where he conducted extensive research, compilation, and made exploration recommendations to management as well as how to transact business in Columbia.

Mr. Sosa was appointed as the sole director and officer of Oroplata because he was instrumental in organizing the incorporation of both the parent and subsidiary companies, in identifying the Leomary as a potential acquisition for Oroplata, providing to date all the funds necessary for Oroplata to operate and reviewing the completed exploration work on the Leomary. Being a professional geologist who has worked throughout the Dominican Republic since his graduation in 1996 when he obtained a Master Degree in Geology he is qualified to act as an officer and director of Oroplata and its wholly owned subsidiary. Even though he has committed only twenty hours a month to the activities of Oroplata, due to Oroplata being a relatively small exploration company, he is available at any time for all situations requiring his attention pertaining to the activities of Oroplata.

Term of Office

Presently Oroplata has only one member of the Board of Directors. This is expected to change once our sole officer and director can determine what other individuals would benefit Oroplata by serving on its Board. Members of Oroplata’s board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

Oroplata does not have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees responsible to the Board of Directors.

Outstanding Equity Awards

There are no stock option or future rights to any of the Company’s capital stock. There are no stock incentive plans in place.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, our sole director and officer:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);
(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

With only one director and officer at the present time there is basically no audit committee. Management is planning to find an independent third party who is considered an expert to become a member of the audit committee.

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, our sole director and officer adopted, on October 7, 2011, a Code of Business Conduct and Ethics. Oroplata’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Oroplata and its officer and director to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, the our sole director and officer has failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Hilario Santos Sosa CEO, CFO, CAO and President	None	None	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

No compensation was awarded to, earned by, or paid to our sole officer and director during the period from October 6, 2011 (date of inception) to September 30, 2013.

Outstanding Equity Awards

Since incorporation on October 6, 2011, we have not granted any stock options or stock appreciation rights to our executive officers or directors.

Compensation of Director and Officer

We have no standard arrangement to compensate our director for his services in his capacity as a director. There is no compensation arrangement, either written or unwritten, to compensate our officer and director. In future our Directors will not be for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 16, 2013by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Hilario Santos Sosa Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	25,000,000 (Direct)	62.5%
Common Stock	All Officers and Directors as a Group (1 persons)	25,000,000 (Direct)	62.5%
Security Ownership of Certain Beneficial Owners
Common Stock	Hilario Santos Sosa Chief Executive Officer, President and Director	25,000,000 (Direct)	62.5%

Notes:

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2013. As of December 16, 2013, there were 40,000,000 shares of our common stock issued and outstanding. Mr. Sosa is deemed to be underwriter to this offering.

Changes in Control

There are no arrangements which may result in a change in control in the future.

Holders of Common shares

As of the date of this Form 10-K the Company had 41 shareholders including the our sole officer and director. The number of shares held by the officer and director is 25,000,000 common shares.

Market Information

Oroplata’s stock is not presently traded or quoted on any public market and therefore there is no established market price for the shares. Subsequent to the Effective Date of Oroplata’s registration statement under the Securities Act of 1933, it is anticipated one or more broker dealers may make a market in its securities over-the-counter, with quotations carried on the “OTC Bulletin Board”. At the present time, there is no established market for the shares of Oroplata. There is no assurance an application to the FINRA will be approved. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K. Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time. If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock. This would make it far more difficult for stockholders to dispose of their common stock. This could have an adverse effect on the price of the common stock.

With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

Oroplata has no proposed symbol for the OTCBB.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Oroplata. The number of shares presently subject to Rule 144 is 25,000,000 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is Nil shares. There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Oroplata.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

Penny Stock Rule

Oroplata’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)
It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction. Disclosure forms detailing the level of risk in acquiring Oroplata’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction. This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Oroplata’s shares.

From Oroplata’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Oroplata due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Oroplata. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at a given price since if no broker-dealer becomes involved with Oroplata and Oroplata is unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Oroplata has not issued any stock options to either of its two directors and officers nor has it attached share purchase warrants to the share issued and outstanding. There are no convertible securities as of the date of this Form 10-K. Oroplata has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 40,000,000 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Employment Agreements

We have no employment agreements with our executive officer.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist. None have been approved or are anticipated. No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, 123 W Nye Lane, Suite 129, Carson City, NV 89703. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Action Stock Transfer Corp., Suite 214 – 2469 E. Fort Union Blvd., Salt lake City, Utah, 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the three months preceding a sale and has been the beneficial owner of our shares for at least six months would be entitled to sell them without restriction. This is subject to the continued availability of current public information about us for the first year which can be eliminated after a one-year hold.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows:

1.
One percent of the number of shares of our Company's common stock then outstanding, which the case of our current director and officer, will equal approximately 40,000 shares as of the date of this Form 10-K; or

2.	The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Under Rule 405 of the Securities Act, a reporting or non-reporting shell company cannot sell shares under Rule 144, unless the company: (i) has ceased to be a shell company; (ii) is subject to the Exchange Act reporting obligations; (iii) has filed all required Exchange Act reports during the preceding twelve months; (iv) and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

ANTI - TAKEOVER PROVISION

In accordance with the laws of the State of Nevada and the Securities Regulation Act.

The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest." This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%.

A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law. An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada. Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met. At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us. This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met. The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

CORPORATE GOVERNANCE

Director Independence

Hilario Santos Sosa is not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee whose only member consist of Hilario Santos Sosa, our Chief Executive Officer, Chief Financial Officer who is not independent. Further, he cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K. It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

Apart from the Audit Committee, we have no other Board Committees. Since inception, our Board has conducted its business entirely by consent resolutions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us, other than as noted in this section:

1.	Any of our directors or officers;

2.	Any person proposed as a nominee for election as a director;

3.	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

4.	Any of our promoters; and

5.	Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

On October 14, 2011, we issued 40,000,000 shares of common stock to our Chief Executive Officer, President and Director at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Under our effective registration statement our sole director and officer was able to sell 15,000,000 common shares leaving him with a balance of 25,000,000 common shares.

Directors’ Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As Hilario Sosa is only officer and director, we have determined that he is not an independent director as defined under NASDAQ Rule 4200(a)(15).

The Company does not have any promoters involved with it.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended September, 2013		Year Ended September 30, 2012
Audit Fees		$8,100	$	Nil
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$8,100	$	Nil

Included in the audit fees for the year ended September 30, 2013 is the year end fees charged for September 30, 2012. No audit fees have been accrued for the fiscal year ended September 30, 2013.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (**)
101	SCH XBRL Taxonomy Extension Schema Document (**)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (**)
101	LAB XRBL Taxonomy Label Linkbase Document (**)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (**)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (**)
_________________
(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on May 33, 2013, as amended on August 13, September 11 and 30 and on October 7, 2013 and declared effective October 16, 2013.
(*) Filed herein.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: December 27, 2013	By:	/s/ “HILARIO SANTOS SOSA”
Hilario Santos Sosa
Chief Executive Officer, Chief Accounting Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: December 27, 2013	By:	/s/ “HILARIO SANTOS SOSA”
Hilario Santos Sosa
Chief Executive Officer, Chief Accounting Officer,
President and Director