Form 10-Q
period 2013-12-31
Oroplata Resources, Inc.
filed 2014-02-12
CIK 1576873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31 , 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _________ to_________

Commission File number 333-188752

OROPLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#3 - San Marcos, Puerto Plata, Dominican Republic
(Address of principal executive offices)

(809) 970-2373
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 31, 2014: 40,000,000 common shares

		Page Number

PART I. FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements (unaudited)	3
	Consolidated Balance Sheets as at December 31, 2013 and September 30, 2013	4
	Consolidated Statements of Operations For the three months ended December 31, 2013 and 2012 and for the period October 6, 2011 (Date of Inception) to December 31, 2013	5
	Consolidated Statements of Cash Flows For the three months ended December 31, 2013 and 2012 and for the period October 6, 2011 (Date of Inception) to December 31, 2013	6
	Notes to the Consolidated Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4.	Controls and Procedures	37

PART II. OTHER INFORMATION		40

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

ITEM 3.	Defaults Upon Senior Securities	46

ITEM 4.	Submission of Matters to a Vote of Security Holders	46

ITEM 5.	Other Information	46

ITEM 6.	Exhibits	47

SIGNATURES		48

PART I – FINANCIAL STATEMENTS

ITEM 1.      FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Oroplata Resources, Inc. (An Exploration Stage Company) at December 31, 2013 (with comparative figures as at September 30, 2013) and the consolidated statements of operations for the three months ended December 31, 2013 and 2012 and for the period from October 6, 2011 (date of inception) to December 31, 2013 and the statements of cash flows for the three months ended December 31, 2013 and 2012 and for the period from October 6, 2011 (date of inception) to December 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ended September 30, 2014.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)	(Audited)
Assets

Cash	$31,960	$22,604

Total Assets	$31,960	$22,604

Liabilities and Stockholders’ (Deficit)

Current Liabilities:
Accounts payable	$24,345	$6,566
Due to related parties	40,446	25,372

Total Current Liabilities	64,791	31,938

Stockholders’ (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Deficit accumulated during exploration stage	(112,831)	(89,334)

Total Stockholders’ (Deficit)	(32,831)	(9,334)

Total Liabilities and Stockholders’ (Deficit)	$31,960	$22,604

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	From October 6, 2011 (date of Inception) to December 31, 2013

Revenue	$-	$-	$-

Expenses
Exploration costs	5,550	-	52,644
General and Administrative expenses	17,947	2,605	47,187
Impairment of mineral property rights	-	-	13,000

Total expenses	23,497	2,605	112,831

Loss from operations	$23,497	$2,605	$112,831

Net loss per common share:

Basic and diluted	$(0.001)	$(0.001)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	From October 6, 2011 (date of Inception) to December 31, 2013
Operating Activities

Net loss	$(23,497)	$(2,605)	$(112,831)

Adjustments to reconcile net loss to net cash used in operating activities:

- impairment of mineral property rights	-	-	13,000

Changes in operating assets and liabilities:

- accounts payable	17,779	1,016	24,345

Net cash used in operating activities	(5,718)	(1,589)	(75,486)

Investing activities

Acquisition of mineral property rights	-	-	(13,000)

Net cash used in investing activities	-	-	(13,000)

Financing activities

Proceeds from subscription of stock	-	-	80,000
Proceeds from advances from related parties	15,074	-	40,446

Net cash provided by financing activities	15,074	-	120,446

Net increase (decrease) in cash	9,356	(1,589)	31,960

Cash, beginning of period	22,604	33,054	-

Cash, end of period	$31,960	$31,465	$31,960

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

1. Basis of presentation and Going Concern

The accompanying consolidated financial statements of Oroplata Resources, Inc. (“Oroplata” or “the Company”) have been prepared in accordance with generally accepted accounting procedures in the United States for period ended December 31, 2013. Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $112,831 since its inception, had a negative working capital position of $(32,831), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
December 31, 2013
(Unaudited)

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

Due to the Company’s net loss position from inception on October 6, 2011 to December 31, 2013, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2013.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

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
December 31, 2013
(Unaudited)

2. Summary of Significant Accounting Policies - Continued

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of December 31, 2013 approximate their respective fair values because of the short-term nature of these instruments.

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

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013
(Unaudited)

3. Mineral property rights

On December 20, 2011, the Company purchased a 100% interest in the Leomary Gold Claim (“Leomary”) consisting of 4,500 mining hectors located in the province of Monseñor Nouelan, municipality of Bonao, for the sum of $13,000. During August 2012, the Company undertook an exploration program on the Leomary Gold Claim in the amount of $25,800 and a further exploration program during the summer of 2013 in the amount of $18,800.

The acquisition costs of $13,000 have been impaired and expensed because there has been limited exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value.

4. Significant transactions with related party

During the three months ended December 31, 2013, the sole director and officer made advances to the Company in the amount of $15,074 to fund daily operations of the Company. The total amount owed to the sole director and officer as of December 31, 2013 was $40,446. These advances are non-interest bearing and payable on demand.

The sole officer and director of the Company has acquired 62.5% of the common stock issued.

5. Common stock

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

On October 14, 2011, the Company issued 40,000,000 shares of its common stock to its sole director and officer at $0.002 per share, for net proceeds of $80,000. On December 31, 2013 there were 41 registered holders of record of our common stock due to our sole director and officer selling 15,000,000 common shares under the Company’s effective Form S-1 registration statement to these shareholders. The Company did not receive any proceeds from the sale of these shares.

6. Subsequent events

There are no subsequent events to be reported that occurred after the three months ended December 31, 2013 to the date the financial statements were available.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in the sections titled “Risk Factors”.

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

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

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

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named “Oroplata Exploraciones E Ingenieria, Orexi, SRL” in order to hold the mineral rights to a claim named “Leomary Gold Claim”. In order to determine what mineralization is present on the Leomary the Company hired Ismael Martinez, Professional Geologist, to undertake an exploration program on the Leomary at a cost of $25,800. His findings are detailed in his geological report dated September 2012 which has been included under “Properties” noted below. The exploration program centered mainly on obtaining soil, sediment and rock samples from various areas within the claim to determine what minerals were present. Based on the results on these initial findings, Oroplata undertook a further exploration program during the summer of 2013, at a cost of $18,800, to identify mineralization in other parts of the Leomary and to resample the previous high grade samples. This additional exploration work was completed at the end of August 2013 and will assist in determining Oroplata next course of action: to further extend the sampling program or to consider a limited drilling program. This decision will be determined by our President, Hilario Sosa, who is also a professional geologist, in conjunction with the recommendations of Ismael Martinez.

ITEM 2.      PROPERTIES.

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

The temperatures have little variation during the day and at any time of year. December through February can drop to -1 ° C, giving rise to possible frost. However, the temperature has an annual average varies between 18 ° and 12 ° C. The average annual bio-temperature for this life zone has values close to those of the average temperature, because it never becomes greater than 30 ° C, and rarely below -1 ° C. Thermal conditions that owns this area constitute a limiting factor for the development of crops most sensitive to low temperatures.

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

Conversion from GPT (grams per ton) PPM (parts per million) and PPB (parts per billion):

Percent grade	Grams per ton	PPM	PPB

1.00%	10,000 gpt	10,000 ppm	10,000,000 ppb
0.1%	1,000 gpt	1,000 ppm	1,000,000 ppb
0.01%	100 gpt	100 ppm	100,000 ppb
0.001%	10 gpt	10 ppm	10,000 ppb
0.0001%	1 gpt	1 ppm	1,000 ppb
0.00001%	0.1 gpt	0.1 ppm	100 ppb

The above are stated in grams per metric tons and are converted as follows:

Wet [Mass] Grams	Ounces	Dry Grams	Ounces

15	½	14.3	½
30	1	28.3	1
85	3	113.4	4
225	8	430.0	16

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

4.
Description of the starting point that will be necessary within or on the perimeter of the claim, determining the direction and distance of same reference point. These points should be located at a distance of not less than 150 feet, or within1,500 feet. The point must be visible from one another. The point of reference should be related to three or more visual in direction of topographical characteristic points of the area.

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

Exploration and Office Facilities

The Company has no plans to construct a mile or smelter on the Leomary until an ore body of reasonable worth is found; which might never happen. While in the exploration stage, the crew of workers will be housed in the town of Bonao due to its close proximity to Leomary.  This will initially avoid building any structures either permanent or removable on the claim.

Oroplata office is at #3 – 7 San Marcos, Puerto Plata, Dominican Republic. This is the private residence of Mr. Sosa who is our sole officer and director. At the present time Oroplata does not require its own office space due to having no employees, other than Mr. Sosa, but will consider renting office space once our exploration and staff requirements demand it. This might occur subsequent to Phase II of our exploration work on the Leomary.

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

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 20 hours a month to our operations but will increase the number of hours when Phase II program is started in the summer of 2014. Being a professional geologist Mr. Sosa will be active in overseeing the exploration work on the Leomary and determining the next stage of exploration work to be undertaken by the Company.

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

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Mr. Sosa has advanced $40,000 as a non-interest bearing loan payable on demand. No formal agreement between the Company and Mr. Sosa has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Financial Activities since Inception

The following summarizes the financial activities of Oroplate since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to December 31, 2013 with comparison to December 31, 2012 – consolidated figures:

Description	Ref	Inception to Dec. 31, 2013%		Inception to Dec. 31, 2012%

Accounting	i	$20,625	18.28	$1,680	3.33
Exploration expenses	ii	52,644	46.66	25,800	51.10
Filing fees	iii	5,232	4.64	1,328	2.63
Impairment on mineral claim rights		13,000	11.52	13,000	25.75
Incorporation costs		3,275	2.90	3,275	6.49
Legal	iv	11,107	9.84	2,050	4.06
Office		1,031	.91	271	.54
Transfer agent fees	v	1,737	1.54	-	-
Travel	vi	4,180	3.71	3,082	6.10

Total expenses		$112,831	100.00	$50,486	100.00

i.
The amount recorded from the date of inception to December 31, 2013 represents the fees charge by the Company’s accountant for the preparation of the financial statement as at September 30, December 31, 2012, March 31, June 30 and September 30, 2013 at a cost of $6,825 and an amount of $13,800 for Goldman Accounting Services, PLLC., the independent accountant, for examination and review of the various financial statements and a review of the Company’s Form S-1.

ii.
The increase in the cost of the exploration work relates from undertaking a second soil, rock and sediment sampling program on the Leomary and work performed by a Professional Geologist in designing maps at a scale of 1:20,000 scale, designing maps with locations at 1:50,000 scale, locating points of corrections on site by new gps structures required by the Department of Mines and Energy, preparing report of technical and professional capacity as per new requirements, obtaining Certificate from the Dominican Society of Geology and preparing a report of technical expertise and equipment to be used if needed.

iii.
The increase between December 31, 2012 and December 31, 2013 represent the cost of filing revised documents with the Ministry of Mines and Energy in order to change the original filings to the current departmental name at a cost of $2,700 and filing the Company’s Form 10-K for the year ended September 30, 2013with the United States Securities and Exchange Commission at a cost of $1,004.

iv.
Legal fees incurred by the lawyer in the Dominican Republic to process documentation required by the Department of Mines and Energy and for the lawyer in the United States to review comments relating to the registration statement.

v.
Represents the issuance of shares to the shareholder at a cost of $915 and the maintaining the Company in good standing in the State of Nevada by filing an Annual List of Officer, Directors, etc at a cost of $822.

vi.	Travel costs incurred by the Dominican lawyer to travel between Puerto Plata and Santo Domingo to meet with the Ministry of Mines and Energy on numerous occasions.

During the period from inception to December 31, 2013, Oroplata has an operating loss of $112,831 as compared to an operating loss of $50,486 for the period from inception to December 31, 2012.

Breakdown of Expenses between the Parent and Subsidiary Companies

	Oroplata Resouces Inc. [parent company]		Oroplata Exploraciones [subsidiary company]		From inception to
Description	Dec. 31, 2013	Dec. 31, 2012	Dec.31, 2013	Dec. 31, 2012	Dec 31, 2013

Accounting	$7,485	$1,680	$-	$-	$20,625
Exploration expenses	-	-	5,550	-	52,644
Filing fees	1,004	-	2,700	-	5,232
Impairment of mineral claim rights	-	-	-	-	13,000
Incorporation costs	-	-	-	-	3,275
Legal	503	-	3,854	350	11,107
Office	75	-	-	-	1,031
Transfer agent	1,737	-	-	-	1,737
Travel	-	-	589	575	4,180

Total expenses	$10,804	$1,680	$12,693	$925	$112,831

The parent company provides the funds to its subsidiary in order that any expenses associated with the Leomary can be paid by it. This is done via the intercompany account.

Activities for the three months ended December 31, 2013

Oroplata has been mainly involved since September 30, 2013 of adhering to the new requirements recommended by the Ministry of Mines in refilling certain documents to conform with these new requirements. Exploration expenses relate to preparing maps and reports for submission to the Ministry of Mines. Since Phase I was completed prior to September 30, 2012, Oroplata has undertake further exploration work on the Leomary comprising soil, rock and sediment sampling which was completed in August 2013. The samples have been received back from the assay lab and are being recorded and examined for the future exploration work on the Leomary. Based on these samples results, management will decide upon what course of action to take next; either continuing the sampling program over other previously unexplored section of the claim or to consider a drilling program centered around the areas of mineralization worth drilling.

The Company is anticipating undertaking a drilling program on the Leomary during the summer of 2014 depending upon its ability to obtain additional financing. Unless our director is willing to advance the required funds, at this point in time he has not committed himself to advance further funds other than the $40,000 he has advanced to date, the Company will have to wait until it is able to sell treasury shares in a private placement to interested investors. This might be difficult if the Company is not quoted on a recognized quotation system or a stock exchange. As noted elsewhere in this Form 10-Q, the Company will require $95,843 to complete its drilling program but its present requirements for cash during the next twelve months, if the drilling program is delayed to a future date, leaves only $27,645 in other financial obligations. If this funding is not available when needed the Company will not be able to undertake its proposed drilling program and might, after twelve months, have to cease operations.

Liquidity and Capital Resources

As of December 31, 2013, Oroplata had cash of $31,960 and a negative working capital position of $(32,831) as compared to cash of $31,465 and a positive working capital position of $29,514 at December 31, 2012.

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$ 13,245	See schedule below
Exploration expenses	95,843	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	4,800	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	3,600	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	123,488

Less: Cash on hand	(31,960)	Cash as of December 31, 2013

Cash Requirements	$91,528

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

December 31, 2013	$1,120	$1,200	$2,320
March 31, 2014	1,120	1,200	2,320
June 30, 2014	1,120	1,200	2,320
September 30, 2014	1,785	4,500	6,285

Total estimated fees	$5,145	$8,100	$13,245

(i)	Accountant engaged to prepare the financial statements for either an examination if the year-end or a review if a quarterly financial statement by the independent accountants.

Exploration expenses

Exploration program	Amount	Exploration activity

Estimate cost of drilling program	$95,843	Refer to breakdown under Properties above

(ii)
Depending upon the results of the sampling program during the summer of 2013 when finally assessed, Mr. Sosa will decide whether the commencement of a drilling program is warranted or whether Oroplata should continue its sampling program on the Leomary.

Oroplata has the available cash of $31,960 as of December 31, 2013. Oroplata does not have the funds to undertake the exploration program note above. Oroplata has the following options in order to raise the needed funds;

1.	Additional advances from Mr. Sosa which at the present time he is not prepared to consider;

2.	Obtaining funds from a financial institution personally guaranteed by Mr. Sosa; or

3.	Selling additional shares under a private placement from Treasury.

At the present time none of these options have been considered by Mr. Sosa.

If management decides not to undertake the drilling program within the next twelve months, the additional funds required will be reduced from $91,528 to $4,315 but still might have difficulty staying in business for a further twelve months.

Off-Balance Sheet Arrangements

None.

Trends

From Oroplata’s date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management Oroplata is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term. Please refer to Oroplata’s assessment of Risk Factors as noted below.

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

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Mr. Sosa has advanced $40,000 as a non-interest bearing loan payable on demand. No formal agreement between the Company and Mr. Sosa has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

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

Penny Stock Rule

Oroplata’s common stock is considered to be a “penny stock”, if and when it is quoted on the OTCBB or any other recognized exchange or quotation system because it meets one or more of the definitions in SEC Rule 3a51-1:

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

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Oroplata has not issued any stock options to either of its two directors and officers nor has it attached share purchase warrants to the share issued and outstanding. There are no convertible securities as of the date of this Form 10-K. Oroplata has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-Q.

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

Holders of Common Stock

There are 41 shareholder including our sole director and officer as of December 31, 2013.

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows:

1.
One percent of the number of shares of our Company's common stock then outstanding, which the case of our current director and officer, will equal approximately 40,000 shares as of the date of this Form 10-Q; or

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

ANTI-TAKEOVER PROVISION

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2013 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-Q for the three months ended December 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of December 31, 2013, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.  There are no material proceedings to which our executive officer and director is a party adverse to us or has a material interest adverse to us.

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada.  Our registered agent for this purpose is American Corporate Enterprises, Inc 123 West Nye Lane, Station 129, Carson City, NV 89706.  All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

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

Our auditors' report dated December 24, 2013 on our financial statements, as included in this Form 10-K, expressed an opinion that our Company’s capital resources as of September 30, 2013 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we are able to raise additional funds in the near future due to our estimated future exploration costs and need for working capital. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operations which means any potential investor acquiring shares under this offering will lose their entire investment in Oroplata.

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

Our cash as of December 31, 2013 is not estimated to be sufficient to complete Phase II of our proposed exploration on the Leomary.  We will need to obtain additional financing in order to complete our business plan.  As of December 31, 2013, we had cash on hand of $31,960 against $64,791 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of the Leomary.  Our next phase of the proposed exploration program on the Leomary Claim as recommended by our consulting geologist is estimated to cost $95,843.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place the Leomary into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of the Leomary, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on October 6, 2011, and, to date, we have accumulated a net loss of $112,831 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report, undertaking preliminary exploration work on the Leomary and the preparation and filing of this registration statement of which this prospectus is a part.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended September 30, 2013 other than our sole director and officer personally sold 15,000,000 common shares leaving him with a balance of 25,000,000 common shares.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS

(a)  (3)   Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema Document (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	XRBL Taxonomy Label Linkbase Document (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

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

OROPLATA RESOURCES, INC. (Registrant)

Date: February 11, 2014	By:	“HILARIO SANTOS SOSA”
Hilario Santos Sosa Chief Executive Officer, Chief Accounting Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: February 11, 2014	By:	“HILARIO SANTOS SOSA”
Hilario Santos Sosa Chief Executive Officer, Chief Accounting Officer, President and Director