Form 10-Q
period 2014-03-31
Oroplata Resources, Inc.
filed 2014-05-13
CIK 1576873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31 , 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period form_____to_____

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

April 30, 2014: 40,000,000 common shares

		Page Number
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at March 31, 2014 (unaudited) and September 30, 2013	4

	Consolidated Statements of Operations For the three and six months ended March 31, 2014 and 2013 and for the period October 6, 2011 (Date of Inception) to March 31, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows For the six months ended March 31, 2014 and 2013 and for the period October 6, 2011 (Date of Inception) to March 31, 2014 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

ITEM 3.	Defaults Upon Senior Securities	43

ITEM 4.	Submission of Matters to a Vote of Security Holders	43

ITEM 5.	Other Information	43

ITEM 6.	Exhibits	44

SIGNATURES.		45

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. (An Exploration Stage Company) at March 31, 2014 (with comparative figures as at September 30, 2013) and the consolidated statements of operations for the three and six months ended March 31, 2014 and 2013 and for the period from October 6, 2011 (date of inception) to March 31, 2014 and the statements of cash flows for the six months ended March 31, 2014 and 2013 and for the period from October 6, 2011 (date of inception) to March 31, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ended September 30, 2014.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31, 2014	September 30, 2013
	(Unaudited)	(Audited)
Assets

Cash	$30,335	$22,604

Total Assets	$30,335	$22,604

Liabilities and Stockholders’ (Deficit)

Current Liabilities:
Accounts payable	$9,897	$6,566
Due to related parties	60,810	25,372

Total Current Liabilities	70,707	31,938

Stockholders’ (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Deficit accumulated during exploration stage	(120,372)	(89,334)

Total Stockholders’ (Deficit)	(40,372)	(9,334)

Total Liabilities and Stockholders’ (Deficit)	$30,335	$22,604

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the six months ended March 31, 2014	For the six months ended March 31, 2013	From October 6, 2011 (date of Inception) to March 31, 2014

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration costs	-	-	5,550	-	52,644
General and Administrative expenses	7,541	1,120	25,488	3,725	54,728
Impairment of mineral property rights	-	-	-	-	13,000

Total expenses	7,541	1,120	31,038	3,725	120,372

Loss from operations	$(7,541)	$(1,120)	$(31,038)	$(3,725)	$120,372

Net loss per common share:

Basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted average common shares outstanding

Basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended March 31, 2014	For the six months ended March 31, 2013	From October 6, 2011 (date of Inception) to March 31, 2014
Operating Activities

Net loss	$(31,038)	$(3,725)	$(120,372)

Adjustments to reconcile net loss to net cash used in operating activities:

- impairment of mineral property rights	-	-	13,000

Changes in operating assets and liabilities:

- accounts payable	3,331	2,136	9,897

Net cash used in operating activities	(27,707)	(1,589)	(97,475)

Investing activities

Acquisition of mineral property rights	-	-	(13,000)

Net cash used in investing activities	-	-	(13,000)

Financing activities

Proceeds from subscription of stock	-	-	80,000
Proceeds from advances from related parties	35,438	-	60,810

Net cash provided by financing activities	35,438	-	140,810

Net increase (decrease) in cash	7,731	(1,589)	30,335

Cash, beginning of period	22,604	33,054	-

Cash, end of period	$30,335	$31,465	$30,335

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

1. Basis of presentation and Going Concern

Basis of presentation

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiaries (“Oroplata” or “the Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2013, included in our Annual Report on Form 10-K for the year ended September 30, 2013.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and nine month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Oroplata Resources, Inc.and all entities included in our consolidated financial statements.

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $120,372 since its inception, had a negative working capital position of $(40,372), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
March 31, 2014
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

Due to the Company’s net loss position from inception on October 6, 2011 to March 31, 2014, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at March 31, 2014.

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
March 31, 2014
(Unaudited)

2. Summary of Significant Accounting Policies - Continued

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of March 31, 2014 approximate their respective fair values because of the short-term nature of these instruments.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

2. Summary of Significant Accounting Policies - Continued

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

4. Significant transactions with related party

During the six months ended March 31, 2014, the sole director and officer made advances to the Company in the amount of $35,438 to fund daily operations of the Company. The total amount owed to the sole director and officer as of March 31, 2014 was $60,810. These advances are non-interest bearing and payable on demand.

The sole officer and director of the Company has acquired 62.5% of the common stock issued.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

5. Common stock

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

On October 14, 2011, the Company issued 40,000,000 shares of its common stock to its sole director and officer at $0.002 per share, for net proceeds of $80,000. On March 31, 2014 there were 41 registered holders of record of our common stock due to our sole director and officer selling 15,000,000 common shares under the Company’s effective Form S-1 registration statement to these shareholders. The Company did not receive any proceeds from the sale of these shares.

6. Subsequent events

There are no subsequent events to be reported that occurred after March 31, 2014, up through the date these unaudited consolidated financial statements were issued.

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

The Company reviews and evaluates long-lived assets, such as its mineral claim, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Oroplata owns no real estate as such and only has an interest in the minerals on the Leomary. The Company does not own the property itself but has the exclusive rights to explore and develop any minerals on the Leomary.

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

The assays for the rock samples were as follow – shown in ppb for gold (Au) and ppm for copper (Ag) and zinc (Zn):

A.No.	B.UTM_X	C.UTM_Y	D.Au	E.Ag	F.Cu	G.Pb	H.Zn

293	347350	2088680	11843.96	11441.02	5531.12	2.28	2563.07
270	345440	2088840	13749.36	19432.36	662.36	5.38	1524
271	346710	2089880	7774.17	1884.13	777.3	1.81	771.31
223	346400	2090780	2005.31	9947	4712.3	11.29	76.4
222	347085	2091215	3009.25	2041.3	4502.12	3.34	68.1
221	347805	2091935	9974.36	3021	4519.36	3.81	75.1
200	347865	2092150	2031	1401.25	9336.23	7.41	61.4
272	348825	2093815	2001.2	401.23	2352.14	1.67	64.3
199	348265	2094705	1402.65	403.21	9225.46	3.14	76.6
198	348775	2095525	1402.65	403.23	4402.39	5.69	53.7
197	349505	2096725	14751.12	12452.13	4701.23	55.01	39.5
195	347195	2098525	1882.12	1302.47	9102.45	3.11	79.3
196	346765	2098785	15873.26	2491.02	9014.87	2.77	6
194	347620	2099770	2105.13	401.31	10452.1	3.11	78.4

Converting the above table to grams per metric ton is as follows:

No.	Sample Type	UTM X	UTM Y	Au	Ag	Cu	Sample Weight Kilograms
293	Rock	347350	2088680	11.84	11.4	55	0.77
270	Rock	345440	2088840	13.75	19.4	66	0.88
271	Sediment	346710	2089880	7,74	18.4	70	0.33
223	Soil	346400	2090780	2.0	9.4	47	0.55
222	Soil	347085	2091215	3.0	2.4	45	0.36
221	Soil	347805	2091935	9.97	3.0	45	0.45
200	Soil	347865	2092150	2.0	1.4	93	0.46
272	Sediment	348825	2093815	2.0	0.4	23	1.21
199	Rock	348265	2094705	1.4	0.4	92	0.65
198	Rock	348775	2095525	1.4	0.4	44	0.54
197	Rock	349505	2096725	14.75	12.4	47	0.90
195	Sediment	347195	2098525	1.88	1.3	91	0.79
196	Soil	346765	2098785	15.87	24.9	90	0.48
194	Sediment	347620	2099770	2.1	0.4	104	0.32

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

In order to maintain the Leomary in good standing, an annual payments and fees contemplated under the Mining Law are to be paid within a calendar year as are follows:

	Initial and One Time Payments	Amount (USD)

A.	Connection point revisions (one time payment) (i)	$1,800

B.	Project Boundaries revision (in field) (one time payment) (ii)	$1,000

C.	Newspaper publication – when certificate is granted (One time payment)	$500

D.	Certification (if requested)	$100

E.	Register of Power of Attorney (if any)	$1,000

F.	Sale or transfer of mineral rights (if any)	$1,000

(i)
Connection point revision relates to the Company having to have the geologist working on the claim insert four or five concrete posts into the claim boundaries so that satellite is able to read the red tag contained on each post so that it is available to the Ministry of Mines.

(ii)
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

Competition

Oroplata is a exploration stage company which has to compete with other companies searching for minerals in the Dominion Republic and seeking financing for the development of their specific properties. Often, in not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There is only a limited number of investors willing to invest in a company which had no proven reserves and is just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strap for funds and unable to do any worthwhile exploration work on the Leomary. We might never be able to compete against these other companies and hence never bring the Leomary into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the Leomary, materials to set up a camp if required and supplies including drill rigs.

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

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 20 hours a month to our operations but will increase the number of hours when Phase II program is started in the fall of 2014. Being a professional geologist Mr. Sosa will be active in overseeing the exploration work on the Leomary and determining the next stage of exploration work to be undertaken by the Company.

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

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Mr. Sosa has advanced $60,000 as a non-interest bearing loan payable on demand. No formal agreement between the Company and Mr. Sosa has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Financial Activities since Inception

The following summarizes the financial activities of Oroplata since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to March 31, 2014 with comparison to March 31, 2013 – consolidated figures:

Description	Ref	Inception to March 31, 2014%		Inception to March 31, 2013%

Accounting	i	$23,610	19.61	$2,800	5.43
Exploration expenses	ii	52,644	43.73	25,800	49.99
Filing fees	iii	7,080	5.88	1,328	2.57
Impairment on mineral claim rights		13,000	10.80	13,000	25.19
Incorporation costs		3,275	2.72	3,275	6.35
Legal	iv	12,740	10.58	2,050	3.97
Office		1,395	1.17	271	.53
Transfer agent fees	v	1,741	1.45	-	-
Travel	vi	4,887	4.06	3,082	5.97

Total expenses		$120,372	100.00	$51,606	100.00

i.
The amount recorded from the date of inception to March 31, 2014 represents the fees charge by the Company’s accountant for the preparation of the interim financial statement for the periods ending December 31, March 31 and June 30 and for the year ended September 30. at a cost of $8,610 for the in-house accountant and an amount of $15,000 for Goldman Accounting Services, PLLC., the independent accountant, for examination and review of the various financial statements and a review of the Company’s Form S-1.

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

iii.
The increase between March 31, 2013 and March 31, 2014 represent the cost of filing revised documents with the Ministry of Mines and Energy in order to change the original filings to the current departmental name at a cost of $2,700 and filing the Company’s Form 10-K for the year ended September 30, 2013with the United States Securities and Exchange Commission at a cost of $1,004 and $957 for edgarizing the Form 10-Q for the three months ended December 31, 2013 with the SEC. In addition, during the current period, a cost of $891 was incurred to have all incorporation documents issued by the Secretary of State for Nevada apostille and given to the Ministry of Mines and Energy in the Dominican Republic.

iv.
Legal fees incurred by the lawyer in the Dominican Republic to process documentation required by the Department of Mines and Energy and for the lawyer in the United States to review comments relating to the registration statement.

v.
Represents the issuance of shares to the shareholder at a cost of $915 and the maintaining the Company in good standing in the State of Nevada by filing an Annual List of Officer, Directors, etc at a cost of $822 and issuance of a shareholders’ report at a cost of $4.

vi.	Travel costs incurred by the Dominican lawyer to travel between Puerto Plata and Santo Domingo to meet with the Ministry of Mines and Energy on numerous occasions.

During the period from inception to March 31, 2014, Oroplata has an operating loss of $120,372 as compared to an operating loss of $51,606 for the period from inception to March 31, 2013.

Breakdown of Expenses between the Parent and Subsidiary Companies for the six months ended March 31, 2014.

	Oroplata Resouces Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]		From inception to
Description	March 31, 2014	March 31, 2013	March31, 2014	March 31, 2013	March 31, 2014

Accounting	$10,470	$2,800	$-	$-	$23,610
Exploration expenses	-	-	5,550	-	52,644
Filing fees	2,852	-	2,700	-	7,080
Impairment of mineral claim rights	-	-	-	-	13,000
Incorporation costs	-	-	-	-	3,275
Legal	503	-	5,487	350	12,740
Office	439	-	-	-	1,395
Transfer agent	1,741	-	-	-	1,741
Travel	-	-	1,296	575	4,887

Total expenses	$16,005	$2,800	$15,033	$925	$120,372

The parent company provides the funds to its subsidiary in order that any expenses associated with the Leomary can be paid by it. This is done via the intercompany account.

Activities for the six months ended March 31, 2014

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

The Company is anticipating undertaking a drilling program on the Leomary during the fall of 2014 depending upon its ability to obtain additional financing. Unless our director is willing to advance the required funds, at this point in time he has not committed himself to advance further funds other than the $60,000 he has advanced to date, the Company will have to wait until it is able to sell treasury shares in a private placement to interested investors. This might be difficult if the Company is not quoted on a recognized quotation system or a stock exchange. As noted elsewhere in this Form 10-Q, the Company will require $95,843 to complete its drilling program but its present requirements for cash during the next twelve months, if the drilling program is delayed to a future date, leaves only $30,840 in other financial obligations. If this funding is not available when needed the Company will not be able to undertake its proposed drilling program and might, after twelve months, have to cease operations.

Liquidity and Capital Resources

As of March 31, 2014, Oroplata had cash of $30,335 and a negative working capital position of $(40,372) as compared to cash of $31,465 and a positive working capital position of $28,394 at March 31, 2013.

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$15,240	See schedule below
Exploration expenses	95,843	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	6,000	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	3,600	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	126,683

Less: Cash on hand	(30,335)	Cash as of March 31, 2014

Cash Requirements	$96,348

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

March 31, 2014	$1,785	$1,200	$2,985
June 30, 2014	1,785	1,200	2,985
September 30, 2014	1,785	4,500	6,285
December 31, 2014	1,785	1,200	2,985

Total estimated fees	$7,140	$8,100	$15,240

(i)	Accountant engaged to prepare the financial statements for either an examination if the year-end or a review if a quarterly financial statement by the independent accountants.

Exploration expenses

Exploration program	Amount	Exploration activity

Estimate cost of drilling program	$95,843	Refer to breakdown under Properties above

(ii)
Depending upon the results of the sampling program during the summer of 2013 when finally assessed, Mr. Sosa will decide whether the commencement of a drilling program is warranted or whether Oroplata should continue its sampling program on the Leomary.

Oroplata has the available cash of $30,335 as of March 31, 2014. Oroplata does not have the funds to undertake the exploration program note above. Oroplata has the following options in order to raise the needed funds;

1.	Additional advances from Mr. Sosa which at the present time he is not prepared to consider;

2.	Obtaining funds from a financial institution personally guaranteed by Mr. Sosa; or

3.	Selling additional shares under a private placement from Treasury.

At the present time none of these options have been considered by Mr. Sosa.

If management decides not to undertake the drilling program within the next twelve months, the additional funds required will be reduced from $96,348 to $505 but still might have difficulty staying in business for a further twelve months.

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

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratable in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

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

Holders of Common Stock

There are 41 shareholder including our sole director and officer as of March 31, 2014.

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows::

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2014 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of March 31, 2014, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of March 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Quarterly Report.

Our independent accountants have stated in their report dated December 24, 2013 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

Risks Factors Which May Affect Our Business

Because our auditors have issued a going concern opinion and we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report dated December 24, 2013 on our financial statements, as included in our Annual Report on Form 10-K for the year ended September 30, 2013, expressed an opinion that our Company’s capital resources as of September 30, 2013 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we are able to raise additional funds in the near future due to our estimated future exploration costs and need for working capital. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operations which means any potential investor acquiring shares under this offering will lose their entire investment in Oroplata.

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

Our cash as of March 31, 2014 is not estimated to be sufficient to complete Phase II of our proposed exploration on the Leomary. We will need to obtain additional financing in order to complete our business plan. As of March 31, 2014, we had cash on hand of $30,335 against $70,707 in current liabilities. Our business plan calls for significant expenses in connection with the exploration of the Leomary. Our next phase of the proposed exploration program on the Leomary Claim as recommended by our consulting geologist is estimated to cost $95,843. Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place the Leomary into commercial production. While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required. Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of the Leomary, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made. We were incorporated on October 6, 2011, and, to date, we have accumulated a net loss of $120,372 against no revenue. Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report, undertaking preliminary exploration work on the Leomary and the preparation and filing of this registration statement of which this prospectus is a part.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101.INS	XBRL Instance Document (*)
101.SCH	XBRL Taxonomy Extension Schema Document (*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.LAB	XRBL Taxonomy Label Linkbase Document (*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)
__________________
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

OROPLATA RESOURCES, INC.
(Registrant)

Date: May 13, 2014	By:	/s/ “HILARIO SANTOS SOSA”
Hilario Santos Sosa
Chief Executive Officer, Chief Accounting Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: May 13, 2014	By:	/s/ “HILARIO SANTOS SOSA”
Hilario Santos Sosa
Chief Executive Officer, Chief Accounting Officer,
President and Director