Form 10-Q
period 2014-06-30
Oroplata Resources, Inc.
filed 2014-08-13
CIK 1576873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ____________ to ____________

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

July 31, 2014: 40,000,000 common shares

		Page Number
PART 1. FINANCIAL INFORMATION

ITEM I.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at June 30, 2014 (unaudited) and September 30, 2013	4

	Consolidated Statements of Operations For the three and nine months ended June 30, 2014 and 2013 and for the period October 6, 2011 (Date of Inception) to June 30, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows For the nine months ended June 30, 2014 and 2013 and for the period October 6, 2011 (Date of Inception) to June 30, 2014 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	39

ITEM 4.	Controls and Procedures	39

PART II. OTHER INFORMATION		40

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk Factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

ITEM 3.	Defaults Upon Senior Securities	46

ITEM 4.	Mine Safety Disclosures	46

ITEM 5.	Other Information	46

ITEM 6.	Exhibits	47

SIGNATURES.		48

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. (An Exploration Stage Company) at June 30, 2014 (with comparative figures as at September 30, 2013) and the consolidated statements of operations for the three and nine months ended June 30, 2014 and 2013 and for the period from October 6, 2011 (date of inception) to June 30, 2014 and the statements of cash flows for the nine months ended June 30, 2014 and 2013 and for the period from October 6, 2011 (date of inception) to June 30, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ended September 30, 2014.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30, 2014	September 30, 2013
	(Unaudited)	(Audited)
Assets

Cash	$25,831	$22,604

Total Assets	$25,831	$22,604

Liabilities and Stockholders’ (Deficit)

Current Liabilities:
Accounts payable	$11,484	$6,566
Due to related parties	60,887	25,372

Total Current Liabilities	72,371	31,938

Stockholders’ (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Deficit accumulated during exploration stage	(126,540)	(89,334)

Total Stockholders’ (Deficit)	(46,540)	(9,334)

Total Liabilities and Stockholders’ (Deficit)	$25,831	$22,604

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	From October 6, 2011 (date of Inception) to June 30, 2014

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration costs	274	21,294	5,824	21,294	52,918
General and Administrative Expenses	5,894	10,711	31,382	14,436	60,622
Impairment of mineral property rights	-	-	-	-	13,000

Total expenses	6,168	32,005	37,206	35,730	126,540

Loss from operations	$(6,168)	$(32,005)	$(37,206)	$(35,730)	$(126,540)

Net loss per common share:

Basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	From October 6, 2011 (date of Inception) to June 30, 2014
Operating Activities

Net loss	$(37,206)	$(35,730)	$(126,540)

Adjustments to reconcile net loss to net cash used in operating activities:

- impairment of mineral property rights	-	-	13,000

Changes in operating assets and liabilities:

- accounts payable	4,918	3,256	11,484

Net cash used in operating activities	(32,288)	(32,474)	(102,056)

Investing activities

Acquisition of mineral property rights	-	-	(13,000)

Net cash used in investing activities	-	-	(13,000)

Financing activities

Proceeds from subscription of stock	-	-	80,000
Proceeds from advances from related parties	35,515	25,241	60,887

Net cash provided by financing activities	35,515	25,241	140,887

Net increase (decrease) in cash	3,227	(7,233)	25,831

Cash, beginning of period	22,604	33,054	-

Cash, end of period	$25,831	$25,821	$25,831

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $126,540 since its inception, had a negative working capital position of $(46,540), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

Going Concern (continued)

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

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Income Taxes (continued)

Due to the Company’s net loss position from inception on October 6, 2011 to June 30, 2014, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at June 30, 2014.

Long-lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Accounting Standards Codification topic 360 “Property, Plant, and Equipment”. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. The Company’s management has considered the conditions outlined in Accounting Standards Codification topic 360 and has concluded that the mineral rights payments in the amount of $13,000 have been fully impaired as of September 30, 2012.

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

2. Summary of Significant Accounting Policies - Continued

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

Fair Value of Financial Instruments

Accounting Standards Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of June 30, 2014 approximate their respective fair values because of the short-term nature of these instruments.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements

 OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Statement of Cash Flows

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

OROPLATA RESOURCES, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)
4. Significant transactions with related party

During the nine months ended June 30, 2014, the sole director and officer made advances to the Company in the amount of $35,515 to fund daily operations of the Company. The total amount owed to the sole director and officer as of June 30, 2014 was $60,887. These advances are non-interest bearing and payable on demand.

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

6. Subsequent events

There are no subsequent events to be reported that occurred after June 30, 2014, up through the date these unaudited consolidated financial statements were issued.

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

Oroplata is a start-up, exploration stage company. Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has performed limited exploration work on its sole property, Leomary Gold Claim located in the Dominican Republic. As its property is in the early stage of exploration there is no reasonable likelihood that revenue can be derived from the Leomary in the foreseeable future.

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

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named “Oroplata Exploraciones E Ingenieria, Orexi, SRL” in order to hold the mineral rights to a claim named “Leomary Gold Claim”. In order to determine what mineralization is present on the Leomary the Company hired Ismael Martinez, Professional Geologist, to undertake an exploration program on the Leomary at a cost of $25,800. His findings are detailed in his geological report dated September 2012 which has been included under “Properties” noted below. The exploration program centered mainly on obtaining soil, sediment and rock samples from various areas within the claim to determine what minerals were present. Based on the results on these initial findings, Oroplata undertook a further exploration program during the summer of 2013, at a cost of $18,800, to identify mineralization in other parts of the Leomary and to resample the previous high grade samples. This additional exploration work was completed at the end of August 2013 and will assist in determining Oroplata’s next course of action: to further extend the sampling program or to consider a limited drilling program. This decision will be determined by our President, Hilario Sosa, who is also a professional geologist, in conjunction with the recommendations of Ismael Martinez.

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

The assays for the rock samples were as follow – shown in ppb for gold (Au) and ppm for copper (Ag) and zinc (Zn):

No.	UTM_X	UTM_Y	Au	Ag	Cu	Pb	Zn

293	347350	2088680	11843.96	11441.02	5531.12	2.28	2563.07
270	345440	2088840	13749.36	19432.36	662.36	5.38	1524
271	346710	2089880	7774.17	1884.13	777.3	1.81	771.31
223	346400	2090780	2005.31	9947	4712.3	11.29	76.4
222	347085	2091215	3009.25	2041.3	4502.12	3.34	68.1
221	347805	2091935	9974.36	3021	4519.36	3.81	75.1
200	347865	2092150	2031	1401.25	9336.23	7.41	61.4
272	348825	2093815	2001.2	401.23	2352.14	1.67	64.3
199	348265	2094705	1402.65	403.21	9225.46	3.14	76.6
198	348775	2095525	1402.65	403.23	4402.39	5.69	53.7
197	349505	2096725	14751.12	12452.13	4701.23	55.01	39.5
195	347195	2098525	1882.12	1302.47	9102.45	3.11	79.3
196	346765	2098785	15873.26	2491.02	9014.87	2.77	86
194	.347620	2099770	2105.13	401.31	10452.1	3.11	78.4

Converting the above table to grams per metric ton is as follows:

No.	Sample Type	UTM X	UTM Y	Au	Ag	Cu	Sample Weight Kilograms

293	Rock	347350	2088680	11.84	11.4	55	0.77
270	Rock	345440	2088840	13.75	19.4	66	0.88
271	Sediment	346710	2089880	7,74	18.4	70	0.33
223	Soil	346400	2090780	2.0	9.4	47	0.55
222	Soil	347085	2091215	3.0	2.4	45	0.36
221	Soil	347805	2091935	9.97	3.0	45	0.45
200	Soil	347865	2092150	2.0	1.4	93	0.46
272	Sediment	348825	2093815	2.0	0.4	23	1.21
199	Rock	348265	2094705	1.4	0.4	92	0.65
198	Rock	348775	2095525	1.4	0.4	44	0.54
197	Rock	349505	2096725	14.75	12.4	47	0.90
195	Sediment	347195	2098525	1.88	1.3	91	0.79
196	Soil	346765	2098785	15.87	24.9	90	0.48
194	Sediment	347620	2099770	2.1	0.4	104	0.32

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

Phase II Exploration Program

Conducting Phase II of the exploration work on the Leomary will consist of returning to the fourteen sites where rock samples were collected during Phase I with anomalous values for gold and silver. It is proposed to explore an area of 1,500 feet radius around these sites to determine the probable origin of the anomalous float and vein samples. It is proposed to collect a total of 200 additional rock and soil samples of which 150 will be sent for analysis. It is estimated that this program will take between 17 to 22 days to complete the field work.

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

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Mr. Sosa has advanced approximately $60,000 as a non-interest bearing loan payable on demand. No formal agreement between the Company and Mr. Sosa has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Financial Activities since Inception

The following summarizes the financial activities of Oroplata since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to June 30, 2014 with comparison to June 30, 2013 – consolidated figures:

Description	Ref	Inception to June 30, 2014%		Inception to June 30, 2013%

Accounting	i	$26,595	21.02	$9,620	11.51
Exploration expenses	ii	52,918	41.82	47,094	56.32
Filing fees	iii	8,029	6.35	1,528	1.83
Impairment on mineral claim rights		13,000	10.27	13,000	15.55
Incorporation costs		3,275	2.59	3,275	3.92
Legal	iv	14,130	11.17	5,300	6.34
Office		1,472	1.16	582	.69
Transfer agent fees	v	1,741	1.38	-	-
Travel	vi	5,380	4.24	3,212	3.84

Total expenses		$126,540	100.00	$83,611	100.00

i.
The amount recorded from the date of inception to June 30, 2014 represents the fees charged by the Company’s accountant for the preparation of the interim financial statement for the periods ending December 31, March 31 and June 30 and for the year ended September 30 at a cost of $10,395 for the in-house accountant and an amount of $16,200 for an independent accountant, for examination and review of the various financial statements and a review of the Company’s Form S-1.

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

iii.
The increase between June 30, 2013 and June 30, 2014 represent the cost of filing revised documents with the Ministry of Mines and Energy in order to change the original filings to the current departmental name at a cost of $2,700 and filing the Company’s Form 10-K for the year ended September 30, 2013with the United States Securities and Exchange Commission at a cost of $1,004 and $957 for edgarizing the Form 10-Q for the three months ended December 31, 2013 with the SEC. In addition, during the current period, a cost of $891 was incurred to have all incorporation documents issued by the Secretary of State for Nevada apostille and given to the Ministry of Mines and Energy in the Dominican Republic. A cost of $949 was incurred for edgarizing the form 10-Q for March 31, 2014.

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

During the period from inception to June 30, 2014, Oroplata has an operating loss of $126,540 as compared to an operating loss of $83,611 for the period from inception to June 30, 2013.

Breakdown of Expenses between the Parent and Subsidiary Companies for the nine months ended June 30, 2014.

	Oroplata Resouces Inc. [parent company]		Oroplata Exploraciones [subsidiary company]
Description	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	From inception to June 30, 2014

Accounting	$13,455	$9,620	$-	$-	$26,595
Exploration expenses	-	-	5,824	21,294	52,918
Filing fees	3,802	-	2,700	200	8,029
Impairment of mineral claim rights	-	-	-	-	13,000
Incorporation costs	-	-	-	-	3,275
Legal	503	-	6,877	3,600	14,130
Office	515	311	-	-	1,472
Transfer agent	1,741	-	-	-	1,741
Travel	-	-	1,789	705	5,380

Total expenses	$20,016	$9,931	$17,190	$25,799	$126,540

The parent company provides the funds to its subsidiary in order that any expenses associated with the Leomary can be paid by it. This is done via the intercompany account.

Activities for the nine months ended June 30, 2014

Oroplata has been mainly involved since September 30, 2013 of adhering to the new requirements recommended by the Ministry of Mines in refilling certain documents to conform with these new requirements. Exploration expenses relate to preparing maps and reports for submission to the Ministry of Mines. Since Phase I was completed prior to September 30, 2012, Oroplata has undertaken further exploration work on the Leomary comprising soil, rock and sediment sampling which was completed in August 2013. The samples have been received back from the assay lab and are being recorded and examined for the future exploration work on the Leomary. Based on these samples results, management will decide upon what course of action to take next; either continuing the sampling program over other previously unexplored section of the claim or to consider a drilling program centered around the areas of mineralization worth drilling.

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

 Liquidity and Capital Resources

As of June 30, 2014, Oroplata had cash of $25,831 and a negative working capital position of $(46,540).

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$15,240	See schedule below
Exploration expenses	95,843	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	6,000	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	3,600	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	126,683

Less: Cash on hand	(25,831)	Cash as of June 30, 2014

Cash Requirements	$100,852

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

June 30, 2014	$1,785	1,200	2,985
September 30, 2014	1,785	4,500	6,285
December 31, 2014	1,785	1,200	2,985
March 31, 2015	1,785	1,200	2,985

Total estimated fees	$7,140	$8,100	$15,240

(i)	Accountant engaged to prepare the financial statements for either an examination if the year-end or a review if a quarterly financial statement by the independent accountants.

Exploration expenses

Exploration program	Amount	Exploration activity

Estimate cost of drilling program	$95,843	Refer to breakdown under Properties above

(ii)
Depending upon the results of the sampling program during the summer of 2013 when finally assessed, Mr. Sosa will decide whether the commencement of a drilling program is warranted or whether Oroplata should continue its sampling program on the Leomary.

Oroplata has the available cash of $25,831 as of June 30, 2014. Oroplata does not have the funds to undertake the exploration program note above. Oroplata has the following options in order to raise the needed funds;

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2014 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

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

Our cash as of June 30, 2014 is not estimated to be sufficient to complete Phase II of our proposed exploration on the Leomary. We will need to obtain additional financing in order to complete our business plan. As of June 30, 2014, we had cash on hand of $25,831 against $72,371 in current liabilities. Our business plan calls for significant expenses in connection with the exploration of the Leomary. Our next phase of the proposed exploration program on the Leomary Claim as recommended by our consulting geologist is estimated to cost $95,843. Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place the Leomary into commercial production. While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required. Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of the Leomary, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made. We were incorporated on October 6, 2011, and, to date, we have accumulated a net loss of $126,540 against no revenue. Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report, undertaking preliminary exploration work on the Leomary and the preparation and filing of this registration statement of which this prospectus is a part.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

(a)	Previous independent registered public accounting firm

	(i)	On June 6, 2014, Oroplata Resources, Inc., (the “Company”) formally informed Goldman Accounting Services CPA, PLLC of their dismissal as the Company’s independent registered public accounting firm.

(ii)
The reports of Goldman Accounting Services CPA, PLLC on the Company’s financial statements as of September 30, 2013 and 2012, and for the period from inception on October 6, 2011 through September 30, 2013 and for the fiscal year ended September 30, 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

	(iii)	The Company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms.

(iv)
During the year ended September 30, 2013 and the period from inception on October 6, 2011 through September 30, 2012, and through June 6, 2014, there have been no disagreements with Goldman Accounting Services CPA, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Goldman Accounting Services CPA PLLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

	(v)	The Company has requested that Goldman Accounting Services CPA PLLC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.

(b)	New independent registered public accounting firm

(1)
On June 6, 2014 the Company engaged DKM Certified Public Accountants as its new independent registered public accounting firm. During the Company’s two most recent fiscal years, being September 30, 2013 and 2012, and the subsequent interim periods, being December 31, 2013 and March 31, 2014, prior to the engagement of DKM Certified Public Accountants, which was on June 6, 2014, there were no consultation as to the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor advice was provided that DGM Certified Public Accountants concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting; and

	(i)	The application of accounting principles to a specific transaction, either completed or proposed; or

	(ii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101**	INS XBRL Instance Document (*)
101**	SCH XBRL Taxonomy Extension Schema Document (*)
101**	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101**	LAB XRBL Taxonomy Label Linkbase Document (*)
101**	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101**	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)
_____________
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

OROPLATA RESOURCES, INC. (Registrant)

Date: August 13, 2014	By:	/s/ “HILARIO SANTOS SOSA”
Hilario Santos Sosa
Chief Executive Officer, Chief Accounting Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: August 13, 2014	By:	/s/ “HILARIO SANTOS SOSA”
Hilario Santos Sosa
Chief Executive Officer, Chief Accounting Officer,
President and Director