Form 10-K
period 2014-09-30
Oroplata Resources, Inc.
filed 2015-01-13
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

COMMISSION FILE NUMBER 333-188752

OROPLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1227980
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#5 Calle Gregorio de Lora, Puerto Plata, Dominican Republic
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (809) 970-2373

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $45,000 as of December 16, 2013, based on the registered resale of securities on Form S-1/A effective October 16, 2013 at a price of $0.003 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 12, 2015 the Registrant had 40,000,000 shares of common stock outstanding.

OROPLATA RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2014

PART I

This Form 10-K, particularly in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Form 10-K.

These risks are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Moreover, we operate in a very competitive and rapidly-changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

As used in this Annual Report, the terms “we,” “us,” “our,” “Oroplata,” and the “Company” mean Oroplata Resources, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

Overview of Our Business

Oroplata Resources, Inc. was incorporated on October 6, 2011 under the laws of the State of Nevada. Our principal office is located at #5 Calle Gregorio de Lora , Puerto Plata, Dominican Republic and our registered agent’s office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706. Our telephone number is 809-970-2373 and our e-mail address is “getup84@hotmail.com”.

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

Our Company is a start-up, exploration mining company formed to explore mineral properties in the Dominican Republic or elsewhere in the world which, hopefully, will contain gold and other precious minerals.

The Company purchased, through its wholly-owned subsidiary, Oroplata Exploraciones E Ingenieria, Orexi, S.R.L (herein known as “Oroplata Exploraciones”) a 100% interest in the Leomary Gold Claim (“Leomary”) consisting of 4,500 mining hectors (approximately 11,100 acres) located in the province of Monseñor Nouelan, municipality of Bonao. On September 1, 2014 the Director of Mining for the Dominion Republic cancelled the Leomary Gold Claim resulting in the Company no longer having any mineral rights to the Leomary. Therefore, the Company does not have a mineral claim in which to explore although it is presently seeking another mineral claim either in the Dominican Republic or elsewhere.

Oroplata performed an initial exploration program on the Leomary and completed a second exploration program whereby we extended our soil, rock, grab and sediment sampling in those areas of high mineralization found in the first initial exploration program and took samples of other areas not previously explored.

Oroplata has not earned any revenues to date and we do not anticipate earning revenues until such time as we identify and explore a new mineral property. Exploration work will take a number of years and there is no certainty we will ever reach a production stage. Even though at this time we do not have an exploration property, our Company is considered to be in the exploration stage.

Our director has advanced $61,011 by way of paying on behalf of the Company certain expenses relating to office and past exploration work on the Leomary.

As at September 30, 2014, we had $22,248 in cash on hand and current liabilities of $74,980 resulting in a negative working capital position of $(52,732).

From our inception on October 6, 2011 through to September 30, 2014, we raised $80,000 in capital in a private placement by issuing 40,000,000 shares of common stock at the price of $0.002 per share to our former sole director. Subsequent to September 30, 2014 we have raised no further funds other than advances from our director for payment of certain Company expenses.

We have one wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria, Orexi, S.R.L which was incorporated under the laws of the Dominican Republic on January 10, 2012.

ITEM 1A. RISK FACTORS.

The “Risk Factors” below are provided for a potential investor as information before he or she makes a decision to invest in Oroplata and therefore should be reviewed as an integral part of this Form 10-K. There is a high degree of risk in the purchase of our common shares and a potential investor should be aware of these risk factors before making a decision to purchase shares in our Company’s common stock. If any of the following risk materialize, it could be extremely harmful to the future operations of Oroplata and have an adverse effect on our stock price, if and when it ever is quoted. A potential investor must be aware that he or she could lose their entire investment in Oroplata.

Risks Factors Which May Effect Our Business

Because our auditors have issued a going concern opinion and we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report January 12, 2015 on our financial statements, as included in this Form 10-K, expressed an opinion that our Company’s capital resources as of September 30, 2014 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we are able to raise additional funds in the near future due to our need for working capital. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operations which means any potential investor acquiring shares in our company will lose their entire investment in Oroplata.

Since mineral exploration is a highly speculative venture, any potential investor purchasing our stock might likely lose their entire investment.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies such Oroplata and the high rate of failure of companies such as ours. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our future mineral property may not result in the discovery of commercially exploitable reserves of valuable minerals. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of a new mineral claim which we are planning to undertake in the future. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote. Any funds spent on the exploration of a new mineral claim will probably be lost. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure. In such a case, we would be unable to complete our business plan and our future shareholders may lose their entire investment.

If we don't obtain additional financing our business will fail.

Our cash as of September 30, 2014 is not estimated to be sufficient to maintain our Company in good standing for twelve months. We will need to obtain additional financing in order to complete our business plan. As of September 30, 2014, we had cash on hand of $22,248 against $74,980 in current liabilities. Furthermore, if our future exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our unidentified mineral claim into commercial production. While we do not presently have sufficient information about the future claim to estimate the amount required to place the mineral claim into commercial production, there is a risk that we may not be able to obtain whatever financing is required. Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our new unidentified mineral claim, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

The Company has lost the rights to the minerals on the Leomary and therefore will have to identify another mineral claim for the Company.

With the cancellation of the Leamary Golf Claim by the Director of Mines for the Dominican Republic, the Company does not have any assets upon which to build it future. Unless it is able to identify another mineral claim either in the Dominican Republic or elsewhere in the world, it might have to cease operations and all our investors will lose the money they have put into the Company.

It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history and presently no mineral property upon which an evaluation of our future success or failure can be made. We were incorporated on October 6, 2011, and, to date, we have accumulated a net loss of $132,732 against no revenue. Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report, undertaking preliminary exploration work on the Leomary and the preparation and filing of a registration statement.

Market factors in the mining business are out of our control and so we may not be able to profitably sell any minerals that we find

We have no known ore reserves since presently we do not have a mineral property but even if we are successful in locating commercially exploitable reserves of valuable minerals on a new mineral claim, we can provide no assurance that we will be able to sell such reserves. Numerous factors beyond our control may affect the marketability of any minerals discovered. These factors include fluctuations in the market price of such minerals due to changes in supply or demand, the proximity and capacity of processing facilities for the discovered minerals, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The precise effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital so that our investors may lose their entire investment.

If we cannot compete successfully with other exploration companies, our exploration program may suffer and our shareholders may lose their investment.

Many of the resource exploration stage companies located in the Dominican Republic or elsewhere in the world with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. As a result, our competitors will likely have resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration stage companies that may purchase resource properties or enter into joint venture agreements with junior exploration stage companies. This competition could adversely impact our ability to finance any new exploration property we obtain.

We may not have access to all of the supplies and materials we need to explore a new mineral propert which could cause us to delay or suspend exploration activity.

Provided we have sufficient funds to carry out exploration activity, competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration on a new mineral claim. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Since our officer and director has other business interests, he will be devoting approximately twenty hours per month to our operations, which may result in periodic interruptions or suspensions of exploration.

Our new officer, Mr. Ruben Ricardo Vasquez, has other outside business activities due to his being an accountant and will only be devoting approximately 20 hours per month, to our operations. As a result, our operations may be sporadic and occur at times that are convenient to him. Consequently, our business activities may be periodically interrupted or suspended.

Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of a potential investor’s investment in our company.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our future mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. We would also be subject to an environmental study imposed by the Government of the country in which our future mineral property is located. This usually is a costly study for which we presently do not have the resources to undertake. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

Assurance of Title to a new Mineral Property

We will have to take all reasonable steps to attempt to ensure that proper title to a mineral property we identify in the future. Despite the due diligence conducted by us, there is no guarantee that title to a new mineral claim will not be challenged or impugned. Our future mineral property interests may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects.

Since substantially all of our assets and our sole director and officer are outside the United States it may be difficult for potential investors to enforce within the United States any judgments obtained against us or our sole officer and director.

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

We will compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. Our new President and Director is not a geologist himself and therefore he will require other qualified geologists to help explore and, hopefully, develop any mineral property we have in the future. Our success will be largely dependent upon our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as mineral exploration. These individuals may be in high demand since there are numerous mining companies, both large and small, actively exploring mineral properties and we may not be able to attract the individuals we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel other than our sole director and officer and we do not intend to do so for the next 12 months and until we have proved mineral reserves from a new exploration property. If we are unable to hire key personnel when needed, our exploration program may be slowed down or suspended.

There is a significant cost associated with reporting under the Exchange Act which might have a financial impact upon our operations.

Since our registration statement is effective, Oroplata will apply to become a reporting company under the Exchange Act. As a result, we are required to file annual and quarterly reports and proxy materials with the SEC. Due to the significant cost associated with meeting these reporting obligations, we may have insufficient funds for the exploration and development of new mineral interests which may cause our business to fail.

Risks Related To the Ownership of Oroplata’s Common Shares

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

One way we will be able to obtain additional funds for working capital and for future exploration work is through the issuance of shares from our Treasury. Any future issuance of shares by our company will cause a dilution effect to our existing shareholder in that their percentage ownership in our company will be reduced percentage wise. The more shares we have to issue the greater the dilution effect to our existing shareholders.

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

ITEM 2. PROPERTIES.

With the Leomary concession being cancelled by the Director of Mines for the Dominican Reoublic, the Company no longer has an interest in a mineral claim. Nevertheless it is the intention of the Compnay to seek another mineral claim for exploration. In addition to losing the Leomary concession the Company’s sole officer and director, Hilario Sosa passed away in late August from a short illness. The shareholders appointed Ruben Ricardo Vasquez as it new sole director and officer. Therefore the Company’s address has been changed to Calle Gregorio de Lora, #5, Puerto Plata, Dominican Republic.

This is the private residence of Mr. Vasquez who is our sole officer and director. At the present time Oroplata does not require its own office space due to having no employees, other than Mr. Vasquez, but will consider renting office space once our exploration and staff requirements demand it.

Oroplate owns no real estate as such but previously has an interest in the minerals on the Leomary.

Competition

Oroplate is a exploration stage company which has to compete with other companies searching for minerals in the Dominion Republic or elsewhere in the world and seeking financing for the development of their specific properties. Often, if not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There is only a limited number of investors willing to invest in a company which had no proven reserves and is just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strap for funds and unable to do any worthwhile exploration work on the unidentified property it it presently seeking. We might never be able to compete against these other companies and hence never bring our new property into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the mineral claim, materials to set up a camp if required and supplies including drill rigs.

Oroplata’s Main Product

Oroplata’s main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from its future mineral claim once the claim has been explored. Since the property has yet to be identified and explored by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration Facilities

The Company has no plans to construct a mile or smelter on any mineral claim it will obtain in the immediate future.

Other Mineral Properties

We will have to replace the Leomary in order that we can continue with our future business plan of trying to develop a mineral property of merit.

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 20 hours a month to our operations. Since he is not a professional geologist he will have to hire individuals who can assist in the Company’s exploration activities and advise him of future exploration plans.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

There is no public market for our common shares due to not being either quoted or listed on a recognized stock exchange. Oroplata hasl make an application to FINRA for a quotation on the OTC Bulletin Board ("OTCBB”) now that its registration statement is effective. There is no guarantee that the Company’s shares will ever be quoted on the OTCBB.

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

HOLDERS OF OUR COMMON STOCK

As of January 12, 2015, there were 41 registered holders of record of our common stock due to our previous sole director and officer, Mr. Hilario Sosa, selling 15,000,000 common shares under the Company’s effective registration statement.

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

Oroplata has not declared any dividends since its inception and does not conceive that it will be declaring any dividends in the near future. Management was to retain any excess funds in the Company for working capital and for further exploration on a future mineral claim.

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

Oroplata is a start-up, exploration stage company. Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has lost the rights to the minerals on the Leomary claim which for several years it undertook exploration work thereon. Presently it does not have any mineral claim to explore and hopefully in the future realize revenue from.

Oroplata’s auditors have issued a going concern opinion. This means that its auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on it future unidentified mineral claim. That cash must be raised from other sources. Oroplata’s only other source for cash at this time is investment by others in Oroplata, advances from its current sole director or institutional financing. Orplata must raise cash to implement its planned exploration program and stay in business.

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named “Oroplata Exploraciones E Ingenieria, Orexi, SRL” in order to hold the mineral rights to a claim named “Leomary Gold Claim”. In order to determine what mineralization was present on the Leomary the Company hired Ismael Martinez, Professional Geologist, to undertake an exploration program on the Leomary at a cost of $25,800. The exploration program centered mainly on obtaining soil, sediment and rock samples from various areas within the claim to determine what minerals were present. Based on the results on these initial findings Oroplata undertook a further exploration program during the summer of 2013 to identify mineralization in other parts of the Leomary and to resample the previous high grade samples. This additional exploration work was completed at the end of August 2013. Unfortunately the Company lost the rights to any mineral on the Leomary.

Results of Operations

Revenue from Operations

Oroplata has not realized any revenue from its exploration activities on the Leomary and it is extremely doubtful that a new mineral property will be able to produce any revenue for many years. Without an ore reserve Oroplata cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will Oroplata have any chance of recognizing any form of revenue.

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our former director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Prior to his untimely death, Mr. Sosa advanced $25,000 as a non-interest bearing loan payable on demand. No formal agreement between the Company and Mr. Sosa was entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata will require additional funds over the next year and will either obtain further funds from its new sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Financial Activities since Inception

The following summarizes the financial activities of Oroplata since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to September 30, 2014 with comparison to September 30, 2013 – consolidated figures:

Description	Ref	Sept. 30, 2014%		Sept. 30, 2013%

Accounting	i	$29,580	22.29	$13,140	14.71
Exploration expenses	ii	52,918	39.87	47,094	52.72
Filing fees	iii	8,978	6,76	1,528	1.71
Impairment on mineral claim rights	iv	13,000	9.79	13,000	14.55
Incorporation costs	v	3,275	2.47	3,275	3.67
Legal	vi	15,678	11.81	6,750	7.56
Office		1,751	1.32	956	1.06
Transfer agent’s fees	vii	1,745	1.32	-	-
Travel	viii	5,807	4.37	3,591	4.02

Total expenses		$132,732	100.00	$89,334	100.00

i.

The amount recorded in September 30, 2014 represents the fees charge by the accountant for the preparation of the financial statement as at September 30, 2013 for examination by the Company’s independent accountants and the review of the financial statements for the three months ended March 31 and the six months ended June 30, 2014.

ii.

The exploration work on the Leomary was completed during the prior year and during the current year $5,824 was spent on related exploration work requiring the filing of documentation with the Ministry of Mines. Unfortunately the Director of Mines cancelled Oroplata’s interest in the mineral on the Leomary in September 2012.

iii.

Represent the cost of filing the various Form 10-Qs and K with the SEC during the year, in having certain corporate documents apostilles for the Ministry of Mines in the Dominican Republic and the preparation of new format forms required by the Ministry of Mines.

iv.	The cost to acquire the Leomary claim has been expensed since there is no assurance Oroplata will ever be able to put the claim in commercial production.

v.	The cost to incorporate both the parent and subsidiary in Nevada and the Dominican Republic.

vi.

Fees paid to the lawyer in the Dominican Republic for incorporating the subsidiary, preparing documents for the Ministry of Mines and other services as required by the Company. In addition fees paid to an attorney for preparing an opinion on the tradeability of shares under Exhibit 5.1 to the Form S-1.

vii.	Fees charged by Action Stock Transfer for issuance of share certificates, preparing and filing the Annual List of Officers, Directors, etc and issuance of Shareholders Report.

vii.

Travel expense represents the cost of the Dominican Republic lawyer to travel between Puerto Plata and Santa Domingo in the Dominican Republic in order to record various documents with the Ministry of Mines.

During the period from inception to September 30, 2014, Oroplata has an operating loss of $132,732 as compared to an operating loss of $89,334 for the year ended September 30, 2013. The loss increased over the fiscal year ended September 30, 2014 by $43,398.

Breakdown of Expenses between the Parent and Subsidiary Companies

	Oroplata Resouces Inc.		Oroplata Exploraciones		From
	[parent company]		[subsidiary company]		inception to
Description	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014

Accounting	$16,440	$13,140	$-	$-	$29,580
Exploration expenses	-	-	5,824	21,294	52,918
Filing fees	4,750		2,700	200	8,978
Impairment of mineral claim rights	-	-	-	-	13,000
Incorporation costs	-		-	-	3,275
Legal	503	-	8,425	5,050	15,678
Office	795	605		80	1,751
Transfer agent	1,745	-	-	-	1,745
Travel	-	-	2,216	1,084	5,807

Total expenses	$24,233	$13,745	$19,165	$27,708	$132,732

The parent company provides the funds to its subsidiary in order that any expenses associated with the Leomary could be paid by it. This was done via the intercompany account.

Activities for the year ended September 30, 2014

With the loss of the Leomary the Company has been searching for a new mineral claim in which it can focus its efforts and adhere to its business objectives: the exploration and development of a mineral claim of merit. It has not decided whether the mineral property should be in the Dominican Republic or elsewhere. It will depend upon management’s confidence in the Department of Mines in the Dominican Republic to not randomly cancel concessions whenever it choices Regardless of where our new mineral property is located the Company will require funds to proceed. Unless our new director is willing to advance the required funds, at this point in time he has not committed himself to advance further funds, the Company will have to wait until it is able to sell treasury shares in a private placement to interested investors. This might be difficult if the Company is not quoted on a recognized quotation system or a stock exchange. If this funding is not available when needed the Company will not be able to undertake any future exploration program and might, after twelve months, have to cease operations.

Liquidity and Capital Resources

As of September 30, 2014, Oroplata had cash of $22,248 and a negative working capital position of $(52,732) as compared to cash of $22,604 and a negative working capital position of $(9,334) at September 30, 2013.

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$17,640	See schedule below
Exploation – new claim	10,000	Estimate of cost of new unidentified claim
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	2,500	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	1,000	For the lawyer to travel to Santa Domingo
Transfer agent	1,000	Issuance of shares and annual fee

Total cash required before the following	36,140

Less: Cash on hand	(22,249)	Cash as of September 30, 2014

Cash Requirements	$13,891

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

September 30, 2014	$1,785	$4,500	$6,285
December 31, 2014	1,785	2,000	3,785
March 31, 2015	1,785	2,000	3,785
June 30, 2015	1,785	2,000	3,785

Total estimated fees	$7,140	$10,500	$17,640

(i)	Accountant engaged to prepare the financial statements for either an examination as of the year-end or a review eachquartert by the independent accountants.

Exploration expenses

(ii)

With the loss of the Leomary claim, the Company will be seeking another claim either in the Dominican Republic or elsewhere. Management has estimated obtaining the claim without a geological report will cost approximately $10,000. Oroplata has the available funds of $22,249. Oroplata does not have the funds to meet its estimated expenses over the next twelve months Once it acquires a new mineral claim. Oroplata has the following options in order to raise the needed funds;

1.	Advances from Mr. Vasquez which at the present time he is not prepared to consider;

2.	Obtaining funds from a financial institution personally guaranteed by Mr. Vasquez; or

3.	Selling additional shares under a private placement from Treasury.

At the present time none of these options have been considered by Mr. Vasquez.

Off-Balance Sheet Arrangements

None.

Trends

From Oroplata’s date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management Oroplata is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term other than the loss of the Leomary claim. Please refer to Oroplata’s assessment of Risk Factors as noted on page 6.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity, which includes exploration stage. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to exploration stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered an exploration stage entity as its operations had not begun and has elected early adoption of this guidance effective with this filing.

Products and Gold

Until such a time that we obtain a new mineral property we will have no minerals to sell. It will take many years to prove any minerals on the new claim and there may be no commercial minerals after we have completed an extensive exploration program.

Other Minerals

We have no other minerals due to not having at this time a mineral property.

Foreign Currency

Our Company has in the past conducted exploration activities in the Dominican Republic and has paid its expenses in Dominican Pesos.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Oroplata Resources, Inc.

We have audited the accompanying balance sheet of Oroplata Resources, Inc. as of September 30, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended September 30, 2013 were audited by other auditors who issued an unqualified opinion on December 24, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oroplata Resources, Inc. at September 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 12, 2015

PCAOB Registered
AICPA Member

To the Board of Directors and

Stockholders of Oroplata Resources, Inc.

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Oroplata Resouces, Inc. (An Exploration Stage company) (the “Company”) as of September 30, 2013 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended September 30, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oroplata Resources, Inc. (an Exploration Stage Company) as of September 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Goldman Accounting Services CPA, PLLC

Goldman Accounting Services CPA, PLLC

Suffern, New York

December 24, 2013

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	September 30, 2014	September 30, 2013

Assets

Cash	$22,248	$22,604

Total Assets	$22,248	$22,604

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$13,969	$6,566
Due to related parties	61,011	25,372

Total Current Liabilities	74,980	31,938

Stockholders’ Deficit:
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Deficit accumulated during exploration stage	(132,732)	(89,334)

Total Stockholders’ Deficit	(52,732)	(9,334)

Total Liabilities and Stockholders’ Deficit	$22,248	$22,604

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

	For the year ended September 30, 2014	For the year ended September 30, 2013

Revenue	$-	$-

Expenses
Exploration costs	5,824	21,294
General and Administrative expenses	37,574	20,159

Total expenses	43,398	41,453

Loss from operations	$43,398	$41,453

Net loss per common share:

Basic and diluted	$(0.001)	$(0.001)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statement of Stockholders’ Deficit

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Deficit During the Exploration Stage	Total Stockholders’ Deficit

Balance, October 1, 2012	40,000,000	40,000	40,000	(47,881)	32,119

Net loss for the year ended September 30, 2013	-	-	-	(41,453)	(41,453)

Balance, September 30, 2013	40,000,000	40,000	40,000	(89,334)	(9,334)

Net loss for the year ended September 30, 2014	-	-	-	(43,398)	(43,398)

Balance, September 30, 2014	40,000,000	$40,000	$40,000	$132,732	$(52,732)

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

	For the year ended September 30, 2014	For the year ended September 30, 2013

Operating Activities

Net loss	$(43,398)	$(41,453)

Adjustments to reconcile net loss to net cash used in operating activities:

- impairment of mineral property rights	-	-

Changes in operating assets and liabilities:

- accounts payable	7,403	5,712

Net cash used in operating activities	(35,995)	(35,741)

Investing activities

Acquisition of mineral property rights	-	-

Net cash used in investing activities	-	-

Financing activities

Proceeds from advances from related parties	35,639	25,291

Net cash provided by financing activities	35,639	25,291

Net decrease in cash	(356)	(10,450)

Cash, beginning of period	22,604	33,054

Cash, end of period	$22,248	$22,604

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

1. Basis of presentation and Going Concern

The accompanying consolidated financial statements of Oroplata Resources, Inc. (“Oroplata” or “the Company”) have been prepared in accordance with generally accepted accounting procedures in the United States for period ended September 30, 2014. Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $132,732 since its inception, had a negative working capital position of $(52,732), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

2. Summary of Significant Accounting Policies

Income Taxes

Income taxes are provided in accordance with the asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Due to the Company’s net loss position from inception on October 6, 2011 to September 30, 2014, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at September 30, 2014.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

2. Summary of Significant Accounting Policies - Continued

Foreign Currency Translations

The records of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of September 30, 2014 approximate their respective fair values because of the short-term nature of these instruments.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

2. Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity, which includes exploration stage. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to exploration stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered an exploration stage entity as its operations had not begun and has elected early adoption of this guidance effective with this filing.

3. Mineral property rights

On December 20, 2011, the Company purchased a 100% interest in the Leomary Gold Claim (“Leomary”) consisting of 4,500 mining hectors located in the province of Monseñor Nouelan, municipality of Bonao, for the sum of $13,000. At the end of September, 2012 the Director of Mining for the Dominican Republic cancelled the Company’s interest in the Leomary Gold Claim which resulted in the Company having not mineral claim for future exploration. The Company is seeking another mineral claim either in the Dominican Republic or elsewhere.

The acquisition costs of $13,000 of the Company’s former claim, the Leomary, have been impaired and expensed for the year ended September 30, 2012.

4. Significant transactions with related party

During the year ended September 30, 2014, the sole director and officer made advances to the Company in the amount of $61,011 to fund daily operations of the Company. These advances are non-interest bearing and payable on demand.

The sole officer and director of the Company has acquired 62.5% of the common stock issued.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

5. Common stock

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

On October 14, 2011, the Company issued 40,000,000 shares of its common stock to its sole director and officer at $0.002 per share, for net proceeds of $80,000.

6. Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2014, up through the date these consolidated financial statements were issued and no subsequent events occurred that required disclosure in the accompanying consolidated financial statements.

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

(b)	New independent registered public accounting firm

(1)

On June 6, 2014 the Company engaged DKM Certified Public Accountants as its new independent registered public accounting firm. During the Company’s two most recent fiscal years, being September 30, 2013 and 2012, and the subsequent interim periods, being December 31, 2013 and March 31, 2014, prior to the engagement of DKM Certified Public Accountants, which was on June 6, 2014, there were no consultation as to the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor advice was provided that DKM Certified Public Accountants concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting; and

	(i)	The application of accounting principles to a specific transaction, either completed or proposed; or

	(ii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2014 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of September 30, 2014, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of September 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Our independent accountants have stated in their report dated January 12, 2015 that “the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our sole executive officer and director and his respective age and titles are as follows:

Name of Director	Age	Position
Ruben Ricardo Vasquez(1)	39	Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary Director

Note:

Ruben Ricardo Vasquez was born on February 12, 1975 and attended Catholic University in Santiago, Dominican Republic where he obtained a degree in marketing. Subsequently he attended the University of Technology in Santiago where he majored in accounting. In 2008 he was appointed General Manager of Garcia Ramirez & Associates where he was responsible for the supervision and leading of a team to achieve the company’s goals since the company is an importer and exporter of products in the Dominican Republic but having its principal operations in Panama. Vasquez was in charge of the coordination and logistics of both the national and international operations. In 2010 he joined Banco Popular as Platform Manager responsible for banking operations and employee supervision. In 2013 he became General Manager of Unik Marketing responsible for identifying new target markets for different companies wanting to expand their sales to other customers. He became the President of the Miramar Group where he was in charge of a group of employees consisting of five auditors and six market experts who main purpose was to develop new marketing ideas and assist corporations with their audit services and tax structuring. His group was responsible in the preparation of annual, semi-annual and monthly audits, tax reports and financial reports in order to adhere to the various new accounting regulations.

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

Conflicts of Interest

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, our former sole director and officer adopted, on October 7, 2011, a Code of Business Conduct and Ethics. Oroplata’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Oroplata and its officer and director to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Ruben Ricardo Vasquez CEO, CFO, CAO and President	None	None	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

No compensation was awarded to, earned by, or paid to our sole officer and director during the period from October 6, 2011 (date of inception) to September 30, 2014.

Outstanding Equity Awards

Since incorporation on October 6, 2011, we have not granted any stock options or stock appreciation rights to our executive officers or directors.

Compensation of Director and Officer

We have no standard arrangement to compensate our director for his services in his capacity as a director. There is no compensation arrangement, either written or unwritten, to compensate our officer and director. In future our Directors will not be compensated for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 12, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Ruben Ricardo Vasquez Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	25,000,000 (Direct)	62.5%
Common Stock	All Officers and Directors as a Group (1 persons)	25,000,000 (Direct)	62.5%
Security Ownership of Certain Beneficial Owners
Common Stock	Ruben Ricardo Vasquez Chief Executive Officer, President and Director	25,000,000 (Direct)	62.5%

Notes:

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of an y person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2013. As of January 12, 2015, there were 40,000,000 shares of our common stock issued and outstanding.

Changes in Control

There are no arrangements which may result in a change in control in the future other than our former director and officer, Hilario Sosa, passed away during the latter part of the fiscal year and has been replaced by Ruben Ricardo Vasquez who has acquired the shares previously owned by Mr. Sosa.

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

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Oroplata has not issued any stock options to its director and officer nor has it attached share purchase warrants to the share issued and outstanding. There are no convertible securities as of the date of this Form 10-K. Oroplata has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

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

Non-Cumulative Voting

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

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control. As mentioned elsewhere in this Form 10-K our former director and officer passed away and has been replaced by Ruben Ricardo Vasquez.

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

CORPORATE GOVERNANCE

Director Independence

Ruben Ricardo Vasquez is not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee whose only member consist of Ruben Ricardo Vasquez, our Chief Executive Officer, Chief Financial Officer who is not independent. Further, he can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K since he has a background in accounting and audit.. It is our intention to seek another individual for the Audit Committee but to date none have been identified.

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

On October 14, 2011, we issued 40,000,000 shares of common stock to our previous Chief Executive Officer, President and Director at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Under our effective registration statement our sole director and officer was able to sell 15,000,000 common shares leaving him with a balance of 25,000,000 common shares.

Directors’ Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As Ruben Ricardo Vasquez is an officer and director, we have determined that he is not an independent director as defined under NASDAQ Rule 4200(a)(15).

The Company does not have any promoters involved with it.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended September, 2014		Year Ended September 30, 2013
Audit Fees		$9,300		$8,100
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$9,300		$8,100

Included in the audit fees for the year ended September 30, 2014 is the year end fees charged for September 30, 2013. No audit fees have been accrued for the fiscal year ended September 30, 2014.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
101 INS	XBRL Instant Document (*)
101 SCH	XBRL Taxonomy Extension Schema Document (*)
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB	XRBL Taxonomy Label Linkbase Document (*)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

______________

(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on May 22, 2013, as amended on August 13, September 11 and 30 and on October 7, 2013 and declared effective October 16, 2013.

(*) Filed herein.

ITEM 16. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: January 13, 2015	By:	/s/ “RUBEN RICARDO VASQUEZ"
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: January 13, 2015	By:	/s/ “RUBEN RICARDO VASQUEZ”
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer, President and Director

