Form 10-Q
period 2014-12-31
Oroplata Resources, Inc.
filed 2015-02-20
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form __________ to __________

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

January 31, 2015: 40,000,000 common shares

		Page Number
PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheets as at December 31, 2014 (unaudited) and September 30, 2014	4

	Consolidated Statements of Operations For the three months ended December 31, 2014 and 2013 and for the period October 6, 2011 (Date of Inception) to December 31, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows For the three months ended December 31, 2014 and 2013 and for the period October 6, 2011 (Date of Inception) to December 31, 2014 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4.	Controls and Procedures	28

PART II. – OTHER INFORMATION		29

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Mine Safey Disclosures	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	34

	SIGNATURES.	35

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. (An Exploration Stage Company) at December 31, 2014 (with comparative figures as at September 30, 2014) and the consolidated statements of operations for the three months ended December 31, 2014 and 2013 and for the period from October 6, 2011 (date of inception) to December 31, 2014 and the statements of cash flows for the three months ended December 31, 2014 and 2013 and for the period from October 6, 2011 (date of inception) to December 31, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ended September 30, 2015.

OROPLATA RESOURCES, INC.

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)	(Audited)
Assets

Cash	$12,410	$22,248

Total Assets	$12,410	$22,248

Liabilities and Stockholders’ (Deficit)

Current Liabilities:
Accounts payable	$16,254	$13,969
Due to related parties	61,125	61,011

Total Current Liabilities	77,379	74,980

Stockholders’ (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Deficit accumulated during exploration stage	(144,969)	(132,732)

Total Stockholders’ (Deficit)	(64,969)	(52,732)

Total Liabilities and Stockholders’ (Deficit)	$12,410	$22,248

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013

Revenue	$-	$-

Expenses
Exploration costs	5,000	5,550
General and Administrative Expenses	7,237	17,947
Impairment of mineral property rights	-	-

Total expenses	12,237	23,497

Loss from operations	$(12,237)	$(23,497)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.001)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Operating Activities

Net loss	$(12,237)	$(23,497)

Adjustments to reconcile net loss to net cash used in operating activities:

- impairment of mineral property rights	-	-

Changes in operating assets and liabilities:

- accounts payable	2,285	17,779

Net cash used in operating activities	(9,952)	(5,718)

Investing activities

Acquisition of mineral property rights	-	-

Net cash used in investing activities	-	-

Financing activities

Proceeds from subscription of stock	-	-
Proceeds from advances from related parties	114	15,074

Net cash provided by financing activities	114	15,074

Net increase (decrease) in cash	(9,838)	9,356

Cash, beginning of period	22,248	22,604

Cash, end of period	$12,410	$31,960

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

1. Basis of presentation and Going Concern

Basis of presentation

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiaries (“Oroplata” or “the Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2014, included in our Annual Report on Form 10-K for the year ended September 30, 2014.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period has been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Oroplata Resources, Inc.and all entities included in our consolidated financial statements.

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $144,969 since its inception, had a negative working capital position of $(64,969), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

OROPLATA RESOURCES, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2014

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

December 31, 2014

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Income Taxes (continued)

As of December 31, 2014 the Company had a net operating loss carry forward of $144,969 for income tax purposes. The tax benefit of approximately $43,490 from the loss carry forward has been fully offset by a valuation allowance. The Company has four open tax years for federal income tax purposes.

Due to the Company’s net loss position from inception on October 6, 2011 to December 31, 2014, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2014.

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

December 31, 2014

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Foreign Currency Translations - Continued

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

Fair Value of Financial Instruments

Accounting Standards Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of December 31, 2014 approximate their respective fair values because of the short-term nature of these instruments.

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

December 31, 2014

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these financial statements were issued.

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

3. Mineral property rights

On December 20, 2011, the Company purchased a 100% interest in the Leomary Gold Claim (“Leomary”) consisting of 4,500 mining hectors located in the province of Monseñor Nouelan, municipality of Bonao, for the sum of $13,000. At the end of September 2014, the Director of Mining for the Dominican Republic cancelled the Company’s interest in the Leomary Gold Claim which resulted in the Company having no mineral claim for future exploration. The Company is seeking another mineral claim either in the Dominican Republic or elsewhere. To date the Company has paid $5,000 towards the purchase of a new mineral claim which has not yet been identified. It is estimates that the total cost will be approximately $5,000.

The acquisition costs of $13,000 of the Company’s former claim, the Leomary, have been impaired and expensed as of September 30, 2012.

OROPLATA RESOURCES, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

4. Significant transactions with related party

During the three months ended December 31, 2014, the sole director and officer made advances to the Company in the amount of $114 to fund daily operations of the Company. The total amount owed to the sole director and officer as of December 31, 2014 was $61,125. These advances are non-interest bearing and payable on demand.

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

6. Subsequent events

The Company has evaluated subsequent events from October 31, 2014 through xxxx, 2015 the date the consolidated financial statements were available and issued, and concluded there were no events or transactions occurring during this period.

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

Oroplata is a start-up, exploration stage company. Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has performed limited exploration work on its former property, Leomary Gold Claim located in the Dominican Republic.

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

Oroplata’s auditors have issued a going concern opinion. This means that its auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on the new mineral claim. That cash must be raised from other sources. Oroplata’s only other source for cash at this time is investment by others in Oroplata, advances from its sole director or institutional financing. Orplata must raise cash to implement its planned exploration program.

The Company reviews and evaluates long-lived assets, such as its former mineral claim, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named “Oroplata Exploraciones E Ingenieria, Orexi, SRL” in order to hold the mineral rights to a claim named “Leomary Gold Claim”. In order to determine what mineralization is present on the Leomary the Company hired Ismael Martinez, Professional Geologist, to undertake an exploration program on the Leomary at a cost of $25,800. The exploration program centered mainly on obtaining soil, sediment and rock samples from various areas within the claim to determine what minerals were present. Based on the results on these initial findings, Oroplata undertook a further exploration program during the summer of 2013, at a cost of $18,800, to identify mineralization in other parts of the Leomary and to resample the previous high grade samples. This additional exploration work was completed at the end of August 2013. Unfortunately the Company lost the rights to any mineral on the Leomary in September 2014.

The Company has paid $5,000 to a geologist to identify a new mineral claim in the Dominican Republic and prepare a geological report recommending a future work program. To date the name of the property is now known to management and it is estimated approximately $10,000 will be spent on acquiring the mineral claim and having a geological report prepared on it.

Oroplata owns no real estate as such but is presently seeking another mineral property in the Dominican Republic.

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

-

A company may have exploration and mining titles over a maximum of 30,000 hectares. An exploration title is valid for 3 years and may be followed by two one-year extensions. At the end of the 5 year period, the owner of the title applies for an exploitation permit, or a new round of exploration permitting may be started at the discretion of the mining department.

-

An agreement must be reached with surface rights owners (formal or informal) for each phase of exploration work. If mining is envisioned, land must be bought. A procedure exists in which government mediation is used to resolve disagreements, and this process may ultimately end in expropriation at a fair price.

-

Legal descriptions of exploration and mining concessions are based on polar co-ordinates relative to a surveyed monument. The monument location is defined in UTM co-ordinates, NAD27 datum. The concession boundaries are not marked or surveyed.

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

Competition

Oroplata is a exploration stage company which has to compete with other companies searching for minerals in the Dominion Republic and seeking financing for the development of their specific properties. Often, in not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There is only a limited number of investors willing to invest in a company which had no proven reserves and is just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strap for funds and unable to do any worthwhile exploration work on the new mineral property. We might never be able to compete against these other companies and hence never bring the new mineral property into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the new mineral property, materials to set up a camp if required and supplies including drill rigs.

Oroplata’s Main Product

Oroplata’s main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from the new mineral property once the claim has been explored. Since the property has yet to be explored by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration and Office Facilities

The Company has no plans to construct a mile or smelter on the new mineral property until an ore body of reasonable worth is found; which might never happen. While in the exploration stage, the crew of workers will be housed in a nearby town or tent facilities will be establish on the property itself. This will initially avoid building any structures either permanent or removable on the new mineral claim.

Oroplata office is at #5 Calle Gregorio de Lora, Puerto Plata, Dominican Republic. This is the private residence of Mr. Vasquez who is our sole officer and director. At the present time Oroplata does not require its own office space due to having no employees, other than Mr. Vasquez, but will consider renting office space once our exploration and staff requirements demand it.

Other Mineral Properties

We are in the process of identifying a mineral property to replace the Leomary. To date the Company has advanced $5,000 towards the identification of a new mineral claim in the Dominican Republic. With a geological report it is estimated the total cost will be $10,000.

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 20 hours a month to our operations but will increase the number of hours when a new mineral property is identified.

In September 2014 we engaged the services of Francisco Garcia, Professional Geologist, to identify a new mineral claim in the Dominican Republic and subsequent to prepare a geological report on it detailing the future work to be undertaken.

Research and Development Expenditures

Oroplata has not expended any money on research and development since its inception.

Patents and Trademarks

Oroplata does not have any patents or trademarks.

Results of Operations

Revenue from Operations

Oroplata did not made any revenue from its exploration on the Leomary.

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our former director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Prior to his death he assigned his remaining share position to Mr. Ruben Ricardo Vasquez.

In addition, Mr. Sosa had advanced approximately $60,000 as a non-interest bearing loan payable on demand which he assigned to Mr. Vasquez. No formal agreement between the Company and Mr. Vasquez has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Financial Activities since Inception

The following summarizes the financial activities of Oroplata since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to December 31, 2014 with comparison to December 31, 2013 – consolidated figures:

Description	Ref	Inception to December 31, 2014%		Inception to December 31, 2013%

Accounting	i	$35,865	24.74	$20,625	18.28
Exploration expenses	ii	57,918	39.95	52,644	46.66
Filing fees	iii	8,978	6.19	5,232	4.64
Impairment on mineral claim rights		13,000	8.97	13,000	11.52
Incorporation costs		3,275	2.26	3,275	2.90
Legal	iv	15,678	10.81	11,107	9.84
Office		1,864	1.29	1,031	.91
Transfer agent fees	v	2,584	1.78	1,737	1.54
Travel	vi	5,807	4.01	4,180	3.71

Total expenses		$144,969	100.00	$112,831	100.00

i.

The amount recorded from the date of inception to December 31, 2014 represents the fees charged by the Company’s accountant for the preparation of the interim financial statement for the periods ending December 31, March 31 and June 30 and for the year ended September 30 at a cost of $13,965 for the in-house accountant and an amount of $21,900 for an independent accountant, for examination and review of the various financial statements.

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

iii.	The increase between December 31, 2013 and December 31, 2014 represent the cost of filing and edgarizing Form 10-K and 10-Q.

iv.	Legal fees incurred by the lawyer in the Dominican Republic to process documentation required by the Department of Mines and Energy.

v.	Represents the issuance of shares to the shareholders and the maintaining the Company in good standing in the State of Nevada by filing an Annual List of Officer, Directors, etc.

vi.	Travel costs incurred by the Dominican lawyer to travel between Puerto Plata and Santo Domingo to meet with the Ministry of Mines and Energy on numerous occasions.

During the period from inception to December 31, 2014, Oroplata has an operating loss of $144,969 as compared to an operating loss of $132,732 for the period from inception to December 31, 2013.

Breakdown of Expenses between the Parent and Subsidiary Companies for the three months ended December 31, 2014 with comparative figures as of December 31, 2013.

	Oroplata Resouces Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]
Description	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013

Accounting	$6,285	$7,485	$-	$-
Exploration expenses	-	-	5,000	5,550
Filing fees	-	1,004	-	2,700
Impairment of mineral claim rights	-	-	-	-
Incorporation costs	-	-	-	-
Legal	-	503	-	3,854
Office	113	75	-	-
Transfer agent	839	1,737	-	-
Travel	-	-	-	589

Total expenses	$7,237	$10,804	$5,000	$12,693

The parent company provides the funds to its subsidiary in order that any expenses associated with the subsidiary can be paid by it. This is done via the intercompany account.

Activities for the three months ended December 31, 2014

Oroplata has been mainly involved since September 30, 2014 in seeking a new mineral claim in the Dominican Republic and having a report written in order that the Company can undertake an exploration program. As of the date of this Form 10-Q management is unaware of the actual name of the mineral claim being acquired due to the geologist being still in the process of obtaining it. Within the next several months the claim should be identified and a recommended work program received.

Liquidity and Capital Resources

As of December 31, 2014, Oroplata had cash of $12,410 and a negative working capital position of $(64,969).

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$15,240	See schedule below
Exploration expenses	10,000	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	4,000	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	1,600	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	36,840

Less: Cash on hand	(12,410)	Cash as of December 31, 2014

Cash Requirements	$24,430

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

December 31, 2014	1,785	1,200	2,985
March 31, 2015	1,785	1,200	2,985
June 30, 2015	1,785	1,200	2,985
September 30, 2015	1,785	4,500	6,285

Total estimated fees	$7,140	$8,100	$15,240

(i)	Accountant engaged to prepare the financial statements for either an examination if the year-end or a review if a quarterly financial statement by the independent accountants.

Exploration expenses

An estimate of $10,000 has been given to include the identification of a new mineral claim in the Dominican Republic and to obtain a geological report thereon.

Oroplata has the available cash of $12,410 as of December 31, 2014. Oroplata does not have the funds to undertake an exploration program on the new unidentified mineral claim. Oroplata has the following options in order to raise the needed funds;

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors.

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

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Oroplata has not issued any stock options to either of its two directors and officers nor has it attached share purchase warrants to the share issued and outstanding. There are no convertible securities as of the date of this Form 10-Q.

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

Holders of Common Stock

There are 41 shareholder including our sole director and officer as of December 31, 2014.

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows::

1.

One percent of the number of shares of our Company's common stock then outstanding, which the case of our current director and officer, will equal approximately 25,000 shares as of the date of this Form 10-Q; or

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2014 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our auditors' report dated January 12, 2015 on our financial statements, as included in our Annual Report on Form 10-K for the year ended September 30, 2014, expressed an opinion that our Company’s capital resources as of September 30, 2014 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we are able to raise additional funds in the near future due to our estimated future exploration costs and need for working capital. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operations which means any potential investor acquiring shares under this offering will lose their entire investment in Oroplata.

Since mineral exploration is a highly speculative venture, any potential investor purchasing our stock might likely lose their entire investment.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies such Oroplata and the high rate of failure of companies such as ours. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the a new mineral property which we are planning to undertake in the future. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability the new mineral property does not contain any reserves. Any funds spent on the exploration of the new mineral property will probably be lost. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure. In such a case, we would be unable to complete our business plan and our future shareholders may lose their entire investment.

If we don't obtain additional financing our business will fail.

Our cash as of December 31, 2014 is not estimated to be sufficient to complete any meaningful exploration work on a new mineral claim. We will need to obtain additional financing in order to complete our business plan. As of December 31, 2014, we had cash on hand of $12,410 against $77,379 in current liabilities. Our business plan calls for significant expenses in connection with the exploration of a new mineral property when we have identified it and obtained the rights to the minerals thereon. Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place the new mineral property into commercial production. While we do not presently have any information about the claim to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required. Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of the new mineral claim, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made. We were incorporated on October 6, 2011, and, to date, we have accumulated a net loss of $144,969 against no revenue. Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report, undertaking preliminary exploration work on the Leomary and the preparation and filing of a registration statement.

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

Many of the resource exploration stage companies located in the Dominican Republic with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. As a result, our competitors will likely have resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration stage companies that may purchase resource properties or enter into joint venture agreements with junior exploration stage companies. This competition could adversely impact our ability to finance the exploration of a new mineral claim.

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

 Our officer, Mr. Vasquez, has other outside business activities and will only be devoting approximately 20 hours per month, to our operations. As a result, our operations may be sporadic and occur at times that are convenient to him. Consequently, our business activities may be periodically interrupted or suspended.

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

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares. Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. Now that our registration statement has become effective, it is our intention to apply for a quotation on the ‘Over the Counter Bulletin Board’ (“OTCBB”) whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10-K and 10-Q; filed with the SEC or other regulatory authorities.

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

One way we will be able to obtain additional funds for working capital and for future exploration work on a new mineral claim is through the issuance of shares from our Treasury. Any future issuance of shares by our company will cause a dilution effect to our existing shareholder in that their percentage ownership in our company will be reduced percentage wise. The more shares we have to issue the greater the dilution effect to our existing shareholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.LAB	XBRL Taxonomy Label Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

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

OROPLATA RESOURCES, INC. (Registrant)

Date: February 20, 2015	By:	/s/ “RUBEN RICARDO VASQUEZ”
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: February 20, 2015	By:	/s/ “RUBEN RICARDO VASQUEZ”
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer, President and Director

