Form 10-Q
period 2015-03-31
Oroplata Resources, Inc.
filed 2015-05-13
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ___________ to ___________

Commission File number 000-55088

OROPLATA RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle Gregorio de Lora, #5, Puerto Plata, Dominican Republic
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

April 30, 2015: 40,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. (An Exploration Stage Company) at March 31, 2015 (with comparative figures as at September 30, 2014) and the consolidated statements of operations for the three and six months ended March 31, 2015 and 2014 and the statements of cash flows for the six months ended March 31, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ended September 30, 2015.

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)	(Audited)
Assets

Cash	$17,593	$22,248

Total Assets	$17,593	$22,248

Liabilities and Stockholders’ (Deficit)

Current Liabilities:
Accounts payable	$16,339	$13,969
Due to related parties	81,239	61,011

Total Current Liabilities	97,578	74,980

Stockholders’ (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Deficit accumulated	(159,985)	(132,732)

Total Stockholders’ (Deficit)	(79,985)	(52,732)

Total Liabilities and Stockholders’ (Deficit)	$17,593	$22,248

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014	For the six months ended March 31, 2015	For the six Months Ended March 31, 2014

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	5,700	-	10,700	5,550
General and Administrative	9,316	7,541	16,553	25,488

Total expenses	15,016	7,541	27,253	31,038

Loss from operations	$(15,016)	$(7,541)	$(27,253)	$(31,038)

Net loss per common share:

Basic and diluted	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended March 31, 2015	For the six months ended March 31, 2014
Operating Activities

Net loss	$(27,253)	$(31,038)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	2,370	3,331

Net cash used in operating activities	(24,883)	(27,707)

Financing activities

Proceeds from advances from related parties	20,228	35,438

Net cash provided by financing activities	20,228	35,438

Net increase (decrease) in cash	(4,655)	7,731

Cash, beginning of period	22,248	22,604

Cash, end of period	$17,593	$30,335

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

1.  Basis of presentation and Going Concern

Basis of presentation

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiary (“Oroplata” or “the Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2014, included in our Annual Report on Form 10-K for the year ended September 30, 2014.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month period has been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Oroplata Resources, Inc. and all entities included in our consolidated financial statements.

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $159,985 since its inception, had a negative working capital position of $(79,985), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Income Taxes (continued)

Due to the Company’s net loss position from inception on October 6, 2011 to March 31, 2015, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at March 31, 2015.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

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

Fair Value of Financial Instruments

Accounting Standards Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of March 31, 2015 approximate their respective fair values because of the short-term nature of these instruments.

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

March 31, 2015

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity, which includes exploration stage. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to exploration stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered an exploration stage entity as its operations had not begun and has elected early adoption of this guidance.

3. Mineral property rights

On December 20, 2011, the Company purchased a 100% interest in the Leomary Gold Claim (“Leomary”) consisting of 4,500 mining hectors located in the province of Monseñor Nouelan, municipality of Bonao, for the sum of $13,000. At the end of September 2014, the Director of Mining for the Dominican Republic cancelled the Company’s interest in the Leomary Gold Claim.

The Company has acquired the mineral rights to the Mogollon claim located in the Province of San Juan near the villages of Solorin and El Toro in the Dominican Republic for a price of $10,000 which included the cost of a geological report.

4. Significant transactions with related party

During the six months ended March 31, 2015, the sole director and officer made advances to the Company in the amount of $20,228 to fund daily operations of the Company. The total amount owed to the sole director and officer as of March 31, 2015 was $81,239. These advances are non-interest bearing and payable on demand.

The sole officer and director of the Company has acquired 62.5% of the common stock issued.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

5. Common stock

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

On October 14, 2011, the Company issued 40,000,000 shares of its common stock to its sole director and officer at $0.002 per share, for net proceeds of $80,000. On March 31, 2015 there were 41 registered holders of record of our common stock due to our sole director and officer selling 15,000,000 common shares under the Company’s effective Form S-1 registration statement to these shareholders. The Company did not receive any proceeds from the sale of these shares.

6. Subsequent events

The Company has evaluated subsequent events from March 31, 2015 through May 8, 2015 the date the consolidated financial statements were available and issued, and concluded there were no events or transactions occurring during this period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q”.

Oroplata is a start-up, exploration stage company. Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has performed limited exploration work on its former property, Leomary Gold Claim located in the Dominican Republic. To date is has not performed any exploration work on its new mineral claim called the Mogollon located in the Dominican Republic.

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

Oroplata’s auditors have issued a going concern opinion. This means that its auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on the Mogollon concession. That cash must be raised from other sources. Oroplata’s only other source for cash at this time is investment by others in Oroplata, advances from its sole director or institutional financing. Oroplata must raise cash to implement its planned exploration program.

The Company reviews and evaluates long-lived assets, such as its former and present mineral claims, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

The Company has acquired a new mineral claim in the Dominican Republic called Mogollon whereby the Company paid $10,000 for the rights to the mineral on this new claim and for the completion of geological report thereon.

Oroplata owns no real estate as such other than the mineral rights to the Mogollon concession located in the Dominican Republic.

Mogollon Mineral Property

The Claim called “MOGOLLON” is located in the province of San Juan, municipalities of Juan De Herera and an assortment of other small municipalies such as San Juan de la Maguana and Bohechio and near the villages of Solorin, El Toro Lado and La Cienaga.

There is a good access by the west part of the claim as it has roads and paths that cross the concession.

Tireo Formation

The geological unit greater extent and power in the Central Dominican Cordillera is the Tireo Formation, which consists of a sequence of volcaniclastic and sedimentary rocks of more than 4000 m thick, interbedded with volcanic flows intruded by plutonic and hypabyssal rocks. The first references that allude to the Tireo Formation are due to a geologist in his report in 1966 mentioning them. Based on chemical of volcanic rocks, a subsequent geologist in 1991 divide the unit into a lower and upper Tireo Group, suggesting as source material detrital material to the Siete Cabezas Formation essentially.

In the studied area, the cartographic units are differentiated from base to top in Tireo Formation are: massive volcaniclastic rocks or laminated with interbedded subordinate lava and limestone, massive andesitic flows and interbedded with volcaniclastic terms, and limestone pleated in white, red and gray tones. On the Formation volcaniclastic proximal facies change essentially NW SE volcano-sedimentary facies and distal. The Tireo Formation is calcalkaline chemistry, representing its position in the Central Cordillera axis of magmatic activity linked to bow II stadium Superior Cretaceous-Eocene (AICC).

BIOCHEMICAL CHARACTERISTICS OF UNITS OF THE CENTRAL DOMINICAN MOUNTAINS

Igneous rocks that form the Dominican Cordillera Central are variably deformed, metamorphosed, retrograded and altered. These processes have led to the formation of new minerals such as amphibole, epidote, chlorite, white mica, albite and Fe-Ti oxides. Therefore, the geochemical interpretation of these rocks must be careful as to have undergone a metamorphism and/or alteration should be considered potential elements such as Sr, Rb, K, Na and Ba mobility. However, Zr, Nb, Th, Hf, Y, Ti, Cr and REE elements are relatively immobile and can be used to evaluate the magmatic affinities of rocks belonging to the various units that make up the Central Cordillera. Their geochemical characterization will allow establishing relationships between the different units and discriminating the possible tectonomagmátic build environment.

GEOLOGY

The mineralization of greater economic interest in the Dominican Republic correspond to massive sulphide ores of hydrothermal replacements and laterite concentrations. The massive sulphides are preferentially located in the Maimon Formation and formations Los Ranchos, Duarte, Tireo and Peralvillo. In the Maimon Formation have identified several Prospects Massive Sulphide mineralization such as: Cerro Maimon, Loma Barbuito and Loma Pesada.

The epithermal mineralization are preferably in the Formations Los Ranchos and Tireo, where you can highlight the tank sulphides Pueblo Viejo (Au, Ag, Zn) the deposit of Managua (Au, Ag) Deposits and Centenario (Au) and Candelones (Au).

The case of Pueblo Viejo is very particular, if the hypothesis that relates to Maar is true, the chances of a similar system there are very limited. If the situation is that proposed by a geologist in 2000 in which the epithermal system associated with massive sulfide and acidic domes is correct, then there are more chances of finding similar systems.

The assessment of areas with mining potential of metallic minerals is related to geodynamic processes developed in Hispaniola, in origin related to plate tectonics. The evolution of the Caribbean Plate presents different episodes of continuous transformation, this evolution is also lithological with input from volcanic material and intrusion of plutons and subsequent metamorphic process.

During these developmental periods affected include between Hispaniola island arc formation in the Upper Jurassic and Cretaceous to Eocene, although there is evidence of Quaternary volcanism without major contributions of metallic ores.

The most representative tectonic events are associated with the contribution of volcanic rocks and large primary guidelines where this feature is in line with its geotectonic framework that is particularly favorable to the formation of various types of mineralization, many with great importance and economic significance. The global metallogenic analysis match the extraordinary fertility of the fields of island arc for the genesis of mineral deposits, especially regarding major types, such as hydrothermal volcanogenic massive sulfide (VHMS), epithermal, including porphyry copper deposits.

To obtain positive results in the exploration program, efforts were directed to develop a mining project exploitation of metallic minerals, to meet the current needs of the international market.

The Company has not undertaken any exploration on the Mogollon concession but it is expected to do so before the end of 2015.

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

-

A company may have exploration and mining titles over a maximum of 30,000 hectares. An exploration title is valid for 3 years and may be followed by two one-year extensions. At the end of the 5-year period, the owner of the title applies for an exploitation permit, or a new round of exploration permitting may be started at the discretion of the mining department.

-

An agreement must be reached with surface rights owners (formal or informal) for each phase of exploration work. If mining is envisioned, land must be bought. A procedure exists in which government mediation is used to resolve disagreements, and this process may ultimately end in expropriation at a fair price.

-

Legal descriptions of exploration and mining concessions are based on polar co‐ordinates relative to a surveyed monument. The monument location is defined in UTM coordinates, NAD27 datum. The concession boundaries are not marked or surveyed.

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

Competition

Oroplata is an exploration stage company which has to compete with other companies searching for minerals in the Dominion Republic and seeking financing for the development of their specific properties. Often, in not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There are only a limited number of investors willing to invest in a company which had no proven reserves and is just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strap for funds and unable to do any worthwhile exploration work on the Mogollon concession. We might never be able to compete against these other companies and hence never bring the Mogollon concession into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the Mogollon concession, materials to set up a camp if required and supplies including drill rigs.

Oroplata’s Main Product

Oroplata’s main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from the Mogollon concession once it has been explored. Since the Mogollon has yet to be explored by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration and Office Facilities

The Company has no plans to construct a mine or smelter on the Mogollon until an ore body of reasonable worth is found; which might never happen. While in the exploration stage, the crew of workers will be housed in a nearby town or tent facilities will be establish on the property itself. This will initially avoid building any structures either permanent or removable on the Mogollon concession.

Oroplata office is at #5 Calle Gregorio de Lora, Puerto Plata, Dominican Republic. This is the private residence of Mr. Vasquez who is our sole officer and director. At the present time Oroplata does not require its own office space due to having no employees, other than Mr. Vasquez, but will consider renting office space once our exploration and staff requirements demand it.

Other Mineral Properties

The Company has no other properties other than the Mogollon property located in the Dominican Republic.

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 20 hours a month to our operations but will increase the number of hours when an exploration program is undertaken on the Mogollon concession.

In September 2014 we engaged the services a professional geologist to identify the Mogollon concession in the Dominican Republic and subsequent to prepare a geological report on it detailing the future work to be undertaken. The Mogollon concession is more fully described above.

Research and Development Expenditures

Oroplata has not expended any money on research and development since its inception.

Patents and Trademarks

Oroplata does not have any patents or trademarks.

Results of Operations

Oroplata has not realized any revenue from its exploration activities on the Mogollon concession and it is extremely doubtful that the mineral property will be able to produce any revenue for many years. Without an ore reserve Oroplata cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will Oroplata have any chance of recognizing any form of revenue.

Revenue from Operations

Oroplata did not made any revenue from its exploration on the Mogollon concession.

Financial Activities since Inception

The following summarizes the financial activities of Oroplata since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to March 31, 2015 with comparison to March 31, 2014 – consolidated figures:

Description	Ref	Inception to March 31, 2015%		Inception to March 31, 2014%

Accounting	i	$42,150	26.35	$23,610	19.61
Exploration expenses	ii	63,618	39.79	52,644	43.73
Filing fees	iii	10,894	6.81	7,080	5.88
Impairment on mineral claim rights		13,000	8.13	13,000	10.80
Incorporation costs		3,275	2.05	3,275	2.72
Legal	iv	16,178	10.11	12,740	10.58
Office		1,979	1.21	1,395	1.17
Transfer agent fees	v	2,584	1.61	1,741	1.45
Travel	vi	6,307	3.94	4,887	4.06

Total expenses		$159,985	100.00	$120,372	100.00

i.

The amount recorded from the date of inception to March 31, 2015 represents the fees charged by the Company’s accountant for the preparation of the interim financial statement for the periods ending March 31 and June 30 and for the year ended September 30 and for the quarter ended December 31 at a cost of $15,750 for the in-house accountant and an amount of $26,400 for an independent accountant, for examination and review of the various financial statements.

ii.

The increase in the cost of the exploration work relates from undertaking a second soil, rock and sediment sampling program on the Leomary and work performed by a Professional Geologist in designing maps at a scale of 1:20,000 scale, designing maps with locations at 1:50,000 scale, locating points of corrections on site by new gps structures required by the Department of Mines and Energy, preparing report of technical and professional capacity as per new requirements, obtaining Certificate from the Dominican Society of Geology and preparing a report of technical expertise and equipment to be used if needed. In addition, there is the cost of the geological report on the Mogollon concession acquired recently.

iii.	The increase between March 31, 2014 and March 31, 2015 represent the cost of filing and edgarizing Form 10-K and 10-Q.

iv.	Legal fees incurred by the lawyer in the Dominican Republic to process documentation required by the Department of Mines and Energy.

v.	Represents the issuance of shares to the shareholders and the maintaining the Company in good standing in the State of Nevada by filing an Annual List of Officer, Directors, etc.

vi.	Travel costs incurred by the Dominican lawyer to travel between Puerto Plata and Santo Domingo to meet with the Ministry of Mines and Energy on numerous occasions.

During the period from inception to March 31, 2015, Oroplata has an operating loss of $159,985 as compared to an operating loss of $120,372 for the period from inception to March 31, 2014.

Breakdown of Expenses between the Parent and Subsidiary Company for the six months ended March 31, 2015 with comparative figures for the six months ended March 31, 2014.

	Oroplata Resouces Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]
Description	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Accounting	$12,570	$10,470	$-	$-
Exploration expenses	-	-	10,700	5,550
Filing fees	1,916	2,852	-	2,700
Impairment of mineral claim rights	-	-	-	-
Incorporation costs	-	-	-	-
Legal	-	503	500	5,487
Office	228	439	-	-
Transfer agent	839	1,741	-	-
Travel	-	-	500	1,296

Total expenses	$15,553	$16,005	$11,700	$15,033

The parent company provides the funds to its subsidiary in order that any expenses associated with the subsidiary can be paid by it. This is done via the intercompany account.

Activities for the six months ended March 31, 2015

Oroplata has been mainly involved since September 30, 2014 in seeking a new mineral claim in the Dominican Republic and having a report written in order that the Company can undertake an exploration program. It has identified a mineral concession called the Mogollon which it acquired for $10,000 including a geological report thereon. To date the Company has done no exploration work on the Mogollon concession.

Liquidity and Capital Resources

As of March 31, 2015, Oroplata had cash of $17,593 and a negative working capital position of $(79,985).

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$15,240	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	4,000	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	1,600	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	26,840

Less: Cash on hand	(17,593)	Cash as of March 31, 2015

Cash Requirements	$9,247

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

March 31, 2015	1,785	1,200	2,985
June 30, 2015	1,785	1,200	2,985
September 30, 2015	1,785	4,500	6,285
December 31, 2015	1,785	1,200	2,985

Total estimated fees	$7,140	$8,100	$15,240

(i)	Accountant engaged to prepare the financial statements for either an examination if the year-end or a review if a quarterly financial statement by the independent accountants.

At this time, management does not know an estimated cost of a future exploration program on the Mogollon concession.

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our former director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Prior to his death he assigned his remaining share position to Mr. Ruben Ricardo Vasquez.

In addition, Mr. Sosa had advanced over $60,000 as a non-interest bearing loan payable on demand which he assigned to Mr. Vasquez. No formal agreement between the Company and Mr. Vasquez has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Oroplata has the available cash of $17,593 as of March 31, 2015. Oroplata does not have the funds to undertake an exploration program on the Mogollon concession. Oroplata has the following options in order to raise the needed funds;

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

Foreign Currency

Our Company will be conducting exploration activities in the Dominican Republic and will pay its expenses in Dominican Pesos. Any currency fluctuation in an adverse way will increase the cost of our exploration program on the Mogollon concession.

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

Holders of Common Stock

There are 41 shareholder including our sole director and officer as of March 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2015 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We are a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instance Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

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

OROPLATA RESOURCES, INC. (Registrant)

Date: May 12, 2015	By:	/s/ Ruben Ricardo Vasquez
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: May 12, 2015	By:	/s/ Ruben Ricardo Vasquez
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer,
President and Director

