Form 10-Q
period 2015-06-30
Oroplata Resources, Inc.
filed 2015-08-12
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _________ to _________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a small reporting company)	☐	Smaller reporting company	☒

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

July 31, 2015: 40,000,000 common shares

PART 1 - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. at June 30, 2015 (with comparative figures as at September 30, 2014) and the consolidated statements of operations for the three and nine months ended June 30, 2015 and 2014 and the statements of cash flows for the nine months ended June 30, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ended September 30, 2015.

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)
Assets

Cash	$13,353	$22,248

Total Assets	$13,353	$22,248

Liabilities and Stockholders’ (Deficit)

Current Liabilities:
Accounts payable	$18,222	$13,969
Due to related parties	81,276	61,011

Total Current Liabilities	99,498	74,980

Stockholders’ (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Deficit accumulated	(166,145)	(132,732)

Total Stockholders’ (Deficit)	(86,145)	(52,732)

Total Liabilities and Stockholders’ (Deficit)	$13,353	$22,248

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the nine months ended June 30, 2015	For the nine months ended June 30, 2014

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	-	274	10,700	5,824
General and Administrative	6,160	5,894	22,713	31,382

Total expenses	6,160	6,168	33,413	37,206

Loss from operations	$(6,160)	$(6,168)	$(33,413)	$(37,206)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30, 2015	For the nine months ended June 30, 2014
Operating Activities

Net loss	$(33,413)	$(37,206)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- accounts payable	4,253	4,918

Net cash used in operating activities	(29,160)	(32,288)

Financing activities

Proceeds from advances from related parties	20,265	35,515

Net cash provided by financing activities	20,265	35,515

Net (decrease) increase in cash	(8,895)	3,227

Cash, beginning of period	22,248	22,604

Cash, end of period	$13,353	$25,831

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine month period has been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Oroplata Resources, Inc. and all entities included in our consolidated financial statements.

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $166,145 since its inception, had a negative working capital position of $(86,145), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

Going Concern (continued)

The Company expects to continue to incur substantial losses as it executes its business plan of mining its interest in a mineral property and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to its sole officer and director and from advances made by him for certain office expenses. The Company's future operations are dependent upon external funding and its ability to execute its business plan in mining its interest in a mineral property, realizing sales from its mining activities and controlling expenses. Management believes that sufficient funding may be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the exploration of its mineral property, or if obtained, upon terms favorable to the Company.

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

June 30, 2015

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Income Taxes (continued)

Due to the Company’s net loss position from inception on October 6, 2011 to June 30, 2015, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at June 30, 2015.

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

June 30, 2015

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

Fair Value of Financial Instruments

Accounting Standards Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of June 30, 2015 approximate their respective fair values because of the short-term nature of these instruments.

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

June 30, 2015

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2015 through the date these financial statements were issued.

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

4. Significant transactions with related party

During the nine months ended June 30, 2015, the sole director and officer made advances to the Company in the amount of $20,265 to fund daily operations of the Company. The total amount owed to the sole director and officer as of June 30, 2015 was $81,276. These advances are non-interest bearing and payable on demand.

The sole officer and director of the Company has acquired 62.5% of the common stock issued.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

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

6. Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date the consolidated financial statements were available to be issued, and concluded there are no additional events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

Oroplata is a start-up company. Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has performed limited exploration work on its former property, Leomary Gold Claim located in the Dominican Republic. To date is has not performed any exploration work on its new mineral claim called the Mogollon located in the Dominican Republic.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of-

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1,000,000) or more;

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

Oroplata’s auditors have issued a going concern opinion on the September 30, 2014 financial statements. This means that its auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on the Mogollon concession. That cash must be raised from other sources. Oroplata’s only other source for cash at this time is investment by others in Oroplata, advances from its sole director or institutional financing. Orplata must raise cash to implement its planned exploration program

The Company reviews and evaluates long-lived assets, such as its former and present mineral claims, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named “Oroplata Exploraciones E Ingenieria, Orexi, SRL” in order to hold the mineral rights to a claim named “Leomary Gold Claim”. In order to determine what mineralization was present on the Leomary the Company hired Ismael Martinez, Professional Geologist, to undertake an exploration program on the Leomary at a cost of $25,800. The exploration program centered mainly on obtaining soil, sediment and rock samples from various areas within the claim to determine what minerals were present. Based on the results on these initial findings, Oroplata undertook a further exploration program during the summer of 2013, at a cost of $18,800, to identify mineralization in other parts of the Leomary and to resample the previous high grade samples. This additional exploration work was completed at the end of August 2013. Unfortunately the Company lost the rights to any minerals on the Leomary in September 2014.

The Company has acquired a new mineral claim in the Dominican Republic called Mogollon whereby the Company paid $10,000 for the rights to the minerals on this new claim and for the completion of a geological report thereon.

Oroplata owns no real estate as such other than the mineral rights to the Mogollon concession located in the Dominican Republic.

Mogollon Mineral Property

The Claim called “MOGOLLON” is located in the province ofSan Juan, municipalities of Juan De Herera and an assortment of other small municipalies such as San Juan de la Maguana and Bohechio and near the villages of Solorin, El Toro Lado and La Cienaga.

There is a good access by the west part of the claim as it has roads and paths that cross the concession.

Tireo Formation

The geological unit of greater extent and power in the Central Dominican Cordillera is the Tireo Formation, which consists of a sequence of volcaniclastic and sedimentary rocks of more than 4000 m thick, interbedded with volcanic flows intruded by plutonic and hypabyssal rocks. The first references that allude to the Tireo Formation are due to a geologist in his report in 1966 mentioning them. Based on chemical analysis of volcanic rocks, a subsequent geologist in 1991 divided the unit into a lower and upper Tireo Group, suggesting as source material detrital material to the Siete Cabezas Formation essentially.

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

BIOCHEMICAL CHARACTERISTICS OF UNITS OF THE CENTRAL DOMINICAN MOUNTAINS

Igneous rocks that form the Dominican Cordillera Central are variably deformed, metamorphosed, retrograded and altered. These processes have led to the formation of new minerals such as amphibole, epidote, chlorite, white mica, albite and Fe-Ti oxides. Therefore, the geochemical interpretation of these rocks must be careful as to have undergone a metamorphism and / or alteration should be considered potential elements such as Sr, Rb, K, Na and Ba mobility. However, Zr, Nb, Th, Hf, Y, Ti, Cr and REE elements are relatively immobile and can be used to evaluate the magmatic affinities of rocks belonging to the various units that make up the Central Cordillera. Their geochemical characterization will allow establishing relationships between the different units and discriminating the possible tectonomagmátic build environment.

GEOLOGY

The mineralization of greater economic interest in the Dominican Republic corresponds to massive sulphide ores of hydrothermal replacements and laterite concentrations. The massive sulphides are preferentially located in the Maimon Formation and formations Los Ranchos, Duarte, Tireo and Peralvillo. In the Maimon Formation have been identified several Prospects Massive Sulphide mineralization such as: Cerro Maimon, Loma Barbuito and Loma Pesada.

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

The assessment of areas with mining potential of metallic minerals is related to geodynamic processes developed in Hispaniola, in origin related to plate tectonics. The evolution of the Caribbean Plate presents different episodes of continuous transformation; this evolution is also lithological with input from volcanic material and intrusion of plutons and subsequent metamorphic process.

During these developmental periods areas affected include those between Hispaniola island arc formation in the Upper Jurassic and Cretaceous to Eocene, although there is evidence of Quaternary volcanism without major contributions of metallic ores.

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

Compliance with Government Regulations - Essentials of Mining Laws

In the Dominican Republic the laws relating to mineral exploration and development are contained under the “Mining Law of the Dominican Republic - Law No. 146”. The important components of the mining law are as follows:

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

-

A company may have exploration and mining titles over a maximum of 30,000 hectares. An exploration title is valid for 3 years and may be followed by two one year extensions. At the end of the 5 year period, the owner of the title applies for an exploitation permit, or a new round of exploration permitting may be started at the discretion of the mining department.

-

An agreement must be reached with surface rights owners (formal or informal) for each phase of exploration work. If mining is envisioned, land must be bought. A procedure exists in which government mediation is used to resolve disagreements, and this process may ultimately end in expropriation at a fair price.

-

Legal descriptions of exploration and mining concessions are based on polar co ordinates relative to a surveyed monument. The monument location is defined in UTM co ordinates, NAD27 datum. The concession boundaries are not marked or surveyed.

The documents and requirements a company would be required to file in order to obtain a license for mining exploration are as follows:

1.	Name, nationality, address, profession, identification number of the applicant or their agent or the holder of a corresponding special power.

2.	Name of the claim or concession.

3.	Location, indicating: province, municipality, section or village.

4.	Description of the starting point that will be necessary within or on the perimeter of the claim, determining the direction and distance of same reference point. These points should be located at a distance of not less than 150 feet, or within1,500 feet. The point must be visible from one another. The point of reference should be related to three or more visual in direction of topographical characteristic points of the area.

5.	The amount of mining hectares indicating the boundaries and the amount limited by law.

6.	Three or more personal references about the moral, technical and economic capacity of the applicant.

7.	Name of adjoining claims or concessions if any.

8.	Name(s) of (the) owner(s) or occupant(s) of (the) field(s) if any.

9.	The plans and drawings of an exploration area must be submitted at scales from 1:5,000 to 1:20,000, in original.

10.	A copy of the topographic map at 1:5,000 scale, indicating the geological location of the concession area, specifying number, series and corresponding map edition.

11.	Two (2) receipt payments to Internal Revenue Office for ten Dominican Pesos.

Environmental Permits

Important components of environmental law in the Dominican Republic are:

-	An environmental permit is not necessary to conduct geological mapping, stream sediment, sampling, line cutting or geophysical surveys.

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

Competition

Oroplata is an exploration company which has to compete with other companies searching for minerals in the Dominion Republic and seeking financing for the development of their specific properties. Often, not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There are only a limited number of investors willing to invest in a company which had no proven reserves and has just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strapped for funds and unable to do any worthwhile exploration work on the Mogollon concession. We might never be able to compete against these other companies and hence never bring the Mogollon concession into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the Mogollon concession, materials to set up a camp if required and supplies including drill rigs.

Oroplata’s Main Product

Oroplata’s main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from the Mogollon concession once it has been explored. Since the Mogollon has yet to be explored by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration and Office Facilities

The Company has no plans to construct a mine or smelter on the Mogollon until an ore body of reasonable worth is found; which might never happen. While in the exploration stage, the crew of workers will be housed in a nearby town or tent facilities will be established on the property itself. This will initially avoid building any structures either permanent or removable on the Mogollon concession.

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

In September 2014 we engaged the services of a professional geologist to identify the Mogollon concession in the Dominican Republic and subsequently to prepare a geological report on it detailing the future work to be undertaken. The Mogollon concession is more fully described above.

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

Revenue from Operations

Oroplata has not made any revenue from its exploration on the Mogollon concession.

Financial Activities since Inception

The following summarizes the financial activities of Oroplata since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to June 30, 2015 with comparison to June 30, 2014 - consolidated figures:

Description	Ref	Inception to June 30, 2015%		Inception to June 30, 2014%

Accounting	i	$45,935	27.64	$26,595	21.02
Exploration expenses	ii	63,618	38.29	52,918	41.82
Filing fees	iii	11,865	7.14	8,029	6.35
Impairment on mineral claim rights		13,000	7.82	13,000	10.27
Incorporation costs		3,275	1.97	3,275	2.59
Legal	iv	16,978	10.23	14,130	11.17
Office		2,583	1.55	1,472	1.16
Transfer agent fees	v	2,584	1.55	1,741	1.38
Travel	vi	6,307	3.81	5,380	4.24

Total expenses		$166,145	100.00	$126,540	100.00

i.	The amount recorded from the date of inception to June 30, 2015 represents the fees charged by the Company’s accountant for the preparation of the interim financial statement for the periods ended June 30, 2015 from the date of inception by both the external and internal accountants.

ii.	The increase in the cost of the exploration work relates from undertaking a second soil, rock and sediment sampling program on the Leomary and work performed by a Professional Geologist in designing maps at a scale of 1:20,000 scale, designing maps with locations at 1:50,000 scale, locating points of corrections on site by new gps structures required by the Department of Mines and Energy, preparing report of technical and professional capacity as per new requirements, obtaining Certificate from the Dominican Society of Geology and preparing a report of technical expertise and equipment to be used if needed. In addition, there is the cost of the geological report on the Mogollon concession acquired recently.

iii.	The increase between June 30, 2014 and June 30, 2015 represents the cost of filing and edgarizing Form 10-K and 10-Q.

iv.	Legal fees incurred by the lawyer in the Dominican Republic to process documentation required by the Department of Mines and Energy.

v.	Represents the issuance of shares to the shareholders and the maintaining the Company in good standing in the State of Nevada by filing an Annual List of Officer, Directors, etc.

vi.	Travel costs incurred by the Dominican lawyer to travel between Puerto Plata and Santo Domingo to meet with the Ministry of Mines and Energy on numerous occasions.

During the period from inception to June 30, 2015, Oroplata has an operating loss of $166,145 as compared to an operating loss of $126,540 for the period from inception to June 30, 2014.

Breakdown of Expenses between the Parent and Subsidiary Company for the nine months ended June 30, 2015 with comparative figures for the nine months ended June 30, 2014.

	Oroplata Resouces Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]
Description	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Accounting	$16,355	$13,455	$-	$-
Exploration expenses	-	-	10,700	5,824
Filing fees	2,737	3,802	150	2,700

Legal	-	503	1,300	6,877
Office	362	515	470	-
Transfer agent	839	1,741	-	-
Travel	-	-	500	1,789

Total expenses	$20,293	$20,016	$13,120	$17,190

The parent company provides the funds to its subsidiary in order that any expenses associated with the subsidiary can be paid by it. This is done via the intercompany account.

Activities for the nine months ended June 30, 2015

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

Liquidity and Capital Resources

As of June 30, 2015, Oroplata had cash of $13,353 and a negative working capital position of $(86,145).

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$18,140	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	2,000	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	1,000	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	27,140
Account payable	18,222	Due to unrelated parties as of June 30, 2015
Total cash requirements	45,362
Less: Cash on hand	(13,353)	Cash as of June 30, 2015
Cash Requirements	$32,009

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

June 30, 2015	1,785	2,000	3,785
September 30, 2015	1,785	5,000	6,785
December 31, 2015	1,785	2,000	3,785
March 31, 2016	1,785	2,000	3,785

Total estimated fees	$7,140	$11,000	$18,140

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

In addition, Mr. Sosa had advanced over $60,000 as a non-interest bearing loan payable on demand which he assigned to Mr. Vasquez. No formal agreement between the Company and Mr. Vasquez has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrow from institutional lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Oroplata has the available cash of $13,353 as of June 30, 2015. Oroplata does not have the funds to undertake an exploration program on the Mogollon concession. Oroplata has the following options in order to raise the needed funds;

1.	Additional advances from Mr. Vasquez which at the present time he is not prepared to consider;

2.	Obtaining funds from a financial institution personally guaranteed by Mr. Vasquez; or

3.	Selling additional shares under a private placement from Treasury.

At the present time none of these options have been considered by Mr. Vasquez.

Off-Balance Sheet Arrangements

None.

Trends

From Oroplata’s date of inception it has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management Oroplata is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term. Please refer to Oroplata’s assessment of Risk Factors as noted below.

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

Oroplata believes that the critical accounting policies listed below involve its more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on its financial statements. In addition, Oroplata believes that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this filing.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

Recent Accounting Pronouncements

Oroplata does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

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

A broker-dealer will have to undertake certain administrative functions required when dealing with a penny stock transaction. Disclosure forms detailing the level of risk in acquiring Oroplata’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction. This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Oroplata’s shares.

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

Outstanding Stock Options, Purchase Warrants and Convertible Securities

Oroplata has not issued any stock options to its director and officer nor has it attached share purchase warrants to the shares issued and outstanding. There are no convertible securities as of the date of this Form 10-Q.

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

Transfer Agent

We have engaged the services of Action Stock Transfer Corp., Suite 214 - 2469 E. Fort Union Blvd., Salt Lake City, Utah, 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Holders of Common Stock

There are 41 shareholders including our sole director and officer as of June 30, 2015.

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months can sell their shares in a given three month period as follows:

1.	One percent of the number of shares of our Company's common stock then outstanding, which in the case of our current director and officer, will equal approximately 25,000 shares as of the date of this Form 10-Q; or

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2015 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

The material weakness identified is described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of June 30, 2015, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of June 30, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

____________

(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on May 22, 2013, as amended on August 13, September 11 and 30 and on October 7, 2013 and declared effective October 16, 2013.

(*) Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: August 11, 2015	By:	/s/ RUBEN RICARDO VASQUEZ
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer,
President and Director

