Form 10-K
period 2015-09-30
Oroplata Resources, Inc.
filed 2015-12-15
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-199690

OROPLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1227980
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#5 Calle Gregorio de Lora, Puerto Plata, Dominican Republic
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (809) 970-2373

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐Yes    ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $45,000 as of December 11, 2015, based on the registered resale of securities on Form S-1/A effective October 16, 2013 at a price of $0.003 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 11, 2015, the Registrant had 40,000,000 shares of common stock outstanding.

OROPLATA RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2015

PART I

This Form 10-K, particularly in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "believe," "may," "might," "objective," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect," "predict," "potential," or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, and uncertainties.

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

As used in this Annual Report, the terms "we," "us," "our," "Oroplata," and the "Company" means Oroplata

Resources, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

Overview of Our Business

Oroplata Resources, Inc. was incorporated on October 6, 2011 under the laws of the State of Nevada. Our principal office is located at #5 Calle Gregorio de Lora, Puerto Plata, Dominican Republic and our registered agent's office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706. Our telephone number is 809-970-2373 and our e-mail address is "getup84@hotmail.com".

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

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

The Company purchased, through its wholly-owned subsidiary, Oroplata Exploraciones E Ingenieria, Orexi, S.R.L (herein known as "Oroplata Exploraciones") a 100% interest in the Leomary Gold Claim ("Leomary") consisting of 4,500 mining hectors (approximately 11,100 acres) located in the province of Monseñor Nouelan, municipality of Bonao. On September 1, 2014 the Director of Mining for the Dominion Republic cancelled the Leomary Gold Claim resulting in the Company no longer having any mineral rights to the Leomary. The Company has identified and acquired the mineral rights to a claim located in the Dominican Republic called Mogollon Gold Claim.

Oroplata has not earned any revenues to date and we do not anticipate earning revenues until such time as we have undertaken sufficient exploration work to identify an ore body. Exploration work will take a number of years and there is no certainty we will ever reach a production stage. Our Company is considered to be in the exploration stage due to not having done exploration work which would result in a development decision.

Our director has advanced $81,650 by way of paying on behalf of the Company certain expenses relating to office and past exploration work on the former Leomary mineral claim as well as providing additional funds for working capital.

As at September 30, 2015, we had $9,946 in cash on hand and current liabilities of $101,666 resulting in a negative working capital position of $(90,720).

From our inception on October 6, 2011 through to September 30, 2015, we raised $80,000 in capital in a private placement by issuing 40,000,000 shares of common stock at the price of $0.002 per share to our former sole director. Subsequent to September 30, 2015 we have raised no further funds other than advances from our director for payment of certain Company expenses.

We have one wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria, Orexi, S.R.L which was incorporated under the laws of the Dominican Republic on January 10, 2012.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

Mogollon Mineral Property

The Claim called "MOGOLLON" is located in the province of San Juan, municipality of Juan De Herera and an assortment of other small municipalities such as San Juan de la Maguana and Bohechio and near the villages of Solorin, El Toro Lado and La Cienaga.

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

In the studied area, the cartographic units that are differentiated from base to top in Tireo Formation are: massive volcaniclastic rocks or laminated with interbedded subordinate lava and limestone, massive andesitic flows and interbedded with volcaniclastic terms, and limestone pleated in white, red and gray tones. On the Formation volcaniclastic proximal facies change essentially NW SE volcano-sedimentary facies and distal. The Tireo Formation is calcalkaline chemistry, representing its position in the Central Cordillera axis of magmatic activity linked to bow II stadium Superior Cretaceous-Eocene (AICC).

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

The Company has not undertaken any exploration on the Mogollon concession but it is expected to do so before the end of 2016.

Compliance with Government Regulations – Essentials of Mining Laws

In the Dominican Republic the laws relating to mineral exploration and development are contained under the "Mining Law of the Dominican Republic – Law No. 146". The important components of the mining law are as follows:

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

With the Leomary concession being cancelled by the Director of Mines for the Dominican Republic, the Company has had to replace the Leomary with the Mogollon claim. In addition to losing the Leomary concession the Company's sole officer and director, Hilario Sosa passed away in late August of 2014 after a short illness. The shareholders appointed Ruben Ricardo Vasquez as it new sole director and officer. Therefore, the Company's address has been changed to Calle Gregorio de Lora, #5, Puerto Plata, Dominican Republic. This is the private residence of Mr. Vasquez who is our sole officer and director. At the present time Oroplata does not require its own office space due to having no employees, other than Mr. Vasquez, but will consider renting office space once our exploration and staff requirements demand it.

Oroplate owns no real estate as such but has an interest in the minerals on the Mogollon claim.

Competition

Oroplata is an exploration stage company which has to compete with other companies searching for minerals in the Dominican Republic or elsewhere in the world and seeking financing for the development of their specific properties. Often, if not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There is only a limited number of investors willing to invest in a company which had no proven reserves and has just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strapped for funds and unable to do any worthwhile exploration work on the unidentified property it is presently seeking. We might never be able to compete against these other companies and hence never bring our new property into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the mineral claim, materials to set up a camp if required and supplies including drill rigs.

Oroplata's Main Product

Oroplata's main product will be the sale of gold that can be extracted from its Mogollon mineral claim once the claim has been explored. Since the Mogollon has yet to be explored by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration Facilities

The Company has no plans to construct a mill or smelter on the Mogollon mineral claim.

Other Mineral Properties

We are not contemplating any other mineral properties at this time.

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 10 hours a month to our operations. Since he is not a professional geologist he will have to hire individuals who can assist in the Company's exploration activities and advise him of future exploration plans.

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

We are required by Section 78.090 of the Nevada Revised Statutes (the "NRS") to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprise, Inc. of 123 W. Nye Lane, Suite 129, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

Our shares have recently been quoted on the OTC Bulletin Board ("OTCBB") under the symbol of ORRP.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Rule 144 Shares

In general, under Rule 144, a person who is not an affiliate of a company and who is not deemed to have been an affiliate of a company at any time during the three months preceding a sale and who has beneficially owned shares of a company's common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about the company (which current public information requirement is eliminated after a one-year holding period). In addition, a person, who is an affiliate and beneficially owned shares of a company's common stock for at least six months, will be entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding; or

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

However, Rule 144 is not available for securities initially issued by a company that has either no or nominal operations and no or nominal assets (a "shell company"), whether reporting or non-reporting, or a company that was at any time previously a shell company, unless the company:

•	has ceased to be a shell company;

•	is subject to the Exchange Act reporting obligations;

•	has filed all required Exchange Act reports during the preceding twelve months; and

•	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

"Shell Company Conditions"

At this time, we are considered a shell company. As a result, our major shareholder and director, being an affiliate, and any other person initially issued shares of our common stock, excluding those shares registered in our effective registration statement, will not be entitled to sell such shares until the Shell Company Conditions have been satisfied. Upon satisfaction of the Shell Company Conditions, such sales by our sole shareholder and director would be limited by the manner of sale provisions and notice requirements and to the availability of current public information about us as set forth above.

HOLDERS OF OUR COMMON STOCK

As of December 1, 2015, there were 41 registered holders of record of our common stock due to our previous sole director and officer, Mr. Hilario Sosa, selling 15,000,000 common shares under the Company's effective registration statement.

DIVIDENDS

Oroplata's Articles of Incorporation or Bylaws do not restrict it from declaring dividends. Nevertheless, the Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Oroplata has not declared any dividends since its inception and does not conceive that it will be declaring any dividends in the near future. Management plans to retain any excess funds in the Company for working capital and for further exploration on a future mineral claim.

Stock Options, Warrants and Rights

Oroplata does not have any outstanding stock options, warrants, rights or any other instrument which will allow the holders to convert into common shares of our Company.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

Oroplata is a start-up, exploration stage company. Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has lost the rights to the minerals on the Leomary claim which for several years it undertook exploration work thereon. Nevertheless, it has identified another mineral claim in the Dominican Republic called Mogollon Gold Claim which it is presently considering doing exploration work on it.

Oroplata's auditors have issued a going concern opinion. This means that its auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on its future unidentified mineral claim. That cash must be raised from other sources. Oroplata's only other source for cash at this time is investment by others in Oroplata, advances from its current sole director or institutional financing. Oroplata must raise cash to implement its planned exploration program and stay in business.

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named "Oroplata Exploraciones E Ingenieria, Orexi, SRL" in order to hold the mineral rights to a claim named "Leomary Gold Claim". In order to determine what mineralization was present on the Leomary the Company hired Ismael Martinez, Professional Geologist, to undertake an exploration program on the Leomary at a cost of $25,800. The exploration program centered mainly on obtaining soil, sediment and rock samples from various areas within the claim to determine what minerals were present. Based on the results on these initial findings Oroplata undertook a further exploration program during the summer of 2013 to identify mineralization in other parts of the Leomary and to resample the previous high grade samples. This additional exploration work was completed at the end of August 2013. Unfortunately the Company lost the rights to any mineral on the Leomary.

Results of Operations

Revenue from Operations

Oroplata has not realized any revenue from its exploration activities on either the Leomary or the Mogollon and it is extremely doubtful that the new mineral property, being the Mogollon, will be able to produce any revenue for many years. Without an ore reserve Oroplata cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will Oroplata have any chance of recognizing any form of revenue.

Sources of Funds

To date the source of funds obtained by Oroplata is through the sale of 40,000,000 common shares to our former director and officer, Mr. Hilario Sosa, for a total consideration of $80,000. Prior to his untimely death, Mr. Sosa advanced $25,000 as a non-interest bearing loan payable on demand. No formal agreement between the Company and Mr. Sosa was entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata will require additional funds over the next year and will either obtain further funds from its new sole director and officer, undertake a private placement or borrowing from institute lenders. The latter will be difficult for Oroplata to do until it is able to prove that the Mogollon claim has some merit.

Financial Activities since Inception

The following summarizes the financial activities of Oroplate since its inception and gives a breakdown of the expenses which are grouped in the attached financial statements herein.

Activities from October 6, 2011 (date of inception) to September 30, 2015 with comparison to inception to September 30, 2014 – consolidated figures:

Description	Ref	Sept 30, 2015%		Sept. 30, 2014%

Accounting	i	$49,220	28.83	$29,580	22.29
Exploration expenses	ii	63,618	37.26	52,918	39.87
Filing fees	iii	12,767	7.48	8,978	6.76
Impairment on mineral claim rights	iv	13,000	7.61	13,000	9.79
Incorporation costs	v	3,275	1.92	3,275	2.47
Legal	vi	16,978	9.94	15,678	11.81
Office		2,959	1.74	1,751	1.32
Transfer agent's fees	vii	2,596	1.53	1,745	1.32
Travel	viii	6,307	3.69	5,807	4.37

Total expenses		$170.720	100.00	$132,732	100.00

i.

The amount recorded in September 30, 2015 represents the fees charged by the accountant for the preparation of the financial statement as at September 30, 2014, for examination by the Company's independent accountants and the review of the financial statements for the three months ended December 31, 2014, six months ended March 31, 2015 and the nine months ended June 30, 2015.

ii.

The exploration work relates to the Mogollon claim which was acquired during the year and a geological report written on it. The Director of Mines cancelled Oroplata's interest in the mineral on the Leomary during the prior year. The majority of exploration work was done on the Leomary during the prior years.

iii.

Represent the cost of filing the various Form 10-Qs and 10-K with the SEC during the year, in having certain corporate documents apostilles for the Ministry of Mines in the Dominican Republic and the preparation of new format forms required by the Ministry of Mines relating to the Leomary.

iv.	The cost to acquire the Leomary claim had been expensed in prior years.

v.	The cost to incorporate both the parent and subsidiary in Nevada and the Dominican Republic.

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

During the period from inception to September 30, 2015, Oroplata has an operating loss of $170,720 as compared to an operating loss of $132,732 for the same period ended September 30, 2014. The loss increased over the fiscal year ended September 30, 2015 by $37,988 compared with a loss for the fiscal year ended September 30, 2014 of $43,398.

Breakdown of Expenses between the Parent and Subsidiary Companies

	Oroplata Resouces Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]
Description	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014	From inception to Sept. 30, 2015

Accounting	$19,640	$16,440	$-	$-	$49,220
Exploration expenses	-	-	10,700	5,824	63,618
Filing fees	3,639	4,750	150	2,700	12,767
Impairment of mineral claim rights	-	-	-	-	13,000
Incorporation costs	-	-	-	-	3,275
Legal	-	503	1,300	8,425	16,978
Office	737	795	470	-	2,959
Transfer agent	852	1,745	-	-	2,596
Travel	-	-	500	2,216	6,307
Total expenses	$24,868	$24,233	$13,120	$19,165	$170,720

The parent company provides the funds to its subsidiary in order that any expenses associated with its mineral claims could be paid by it. This was done via the intercompany account.

Activities for the year ended September 30, 2015

With the loss of the Leomary the Company acquired a new mineral claim called Mogollon located in the Dominican Republic. With the acquisition our new mineral property the Company will require funds to proceed. Unless our director is willing to advance the required funds, at this point in time he has not committed himself to advance further funds, the Company will have sell treasury shares in a private placement to interested investors. This might be difficult since the market for natural resources and their costs are extremely low at the present time. Many investors might not be willing to invest in a start up situation where they might have to wait years before they realize a profit. If this funding is not available when needed the Company will not be able to undertake any future exploration program and might, after twelve months, have to cease operations.

Liquidity and Capital Resources

As of September 30, 2015, Oroplata had cash of $9,946 and a negative working capital position of $(90,720) as compared to cash of $22,248 and a negative working capital position of $(52,732) at September 30, 2014.

Cash Requirement over the Next Twelve Months

The following represents management's estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$17,640	See schedule below
Exploration – Mogollon	5,000	Estimate of cost of exploration
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	2,500	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	1,000	For the lawyer to travel to Santa Domingo
Transfer agent	1,000	Issuance of shares and annual fee

Total cash required before the following	31,140

Less: Cash on hand	(9,946)	Cash as of September 30, 2015

Cash Requirements	$21,194

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

September 30, 2015	$1,785	$4,500	$6,285
December 31, 2015	1,785	2,000	3,785
March 31, 2016	1,785	2,000	3,785
June 30, 2016	1,785	2,000	3,785

Total estimated fees	$7,140	$10,500	$17,640

(i)	Accountant engaged to prepare the financial statements for either an examination as of the year-end or a review each quarter by the independent accountants.

Exploration expenses

(ii)

Represents the estimated cost of an initial exploration program on Mogollon claim. Oroplata does not have the funds to meet its estimated expenses over the next twelve months. Oroplata has the following options in order to raise the needed funds;

1.	Advances from Mr. Vasquez which at the present time he is not prepared to consider;

2.	Obtaining funds from a financial institution personally guaranteed by Mr. Vasquez; or

3.	Selling additional shares under a private placement from Treasury.

At the present time none of these options have been considered by Mr. Vasquez.

Off-Balance Sheet Arrangements

None.

Trends

From Oroplata's date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management Oroplata is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term.

Critical Accounting Policies and Estimates

In presenting Oroplata's financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, Oroplata is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

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

Oroplata believes that the critical accounting policies listed below involve its more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on its financial statements. In addition, Oroplata believes that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-K.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these financial statements were issued.

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

Products and Gold

Until such a time that we explore and identify an ore body on the Mogollon claim we will have no minerals to sell. It will take many years to prove any minerals on the Mogollon claim and there may be no commercial minerals after we have completed an extensive exploration program.

Other Minerals

We have not undertaken sufficient exploration work to know what other minerals might be located on the Mogollon claim.

Foreign Currency

Our Company has conducted exploration activities in the Dominican Republic and has paid its expenses in United States Dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Reports of Independent Registered Public Accounting Firms;

2.	Consolidated Balance Sheets as at September 30, 2015 and 2014;

3.	Consolidated Statements of Operations for the years ended September 30, 2015 and 2014;

4.	Consolidated Statement of Stockholders' Deficit for the years ended September 30, 2015 and 2014;

5.	Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014

6.	Notes to the Consolidated Financial Statements.

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Oroplata Resources, Inc.

We have audited the accompanying balance sheet of Oroplata Resources, Inc. (the Company) as of September 30, 2015, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oroplata Resources, Inc. as of September 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC

Farmington, Utah

December 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Oroplata Resources, Inc.

We have audited the accompanying balance sheet of Oroplata Resources, Inc. as of September 30, 2014, and the related statement of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended September 30, 2013 were audited by other auditors who issued an unqualified opinion on December 24, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oroplata Resources, Inc. at September 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 12, 2015

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	September 30, 2015	September 30, 2014

Assets

Current Assets

Cash	$9,946	$22,248
Prepaid expense	1,000	-

Total Current assets	10,946	22,248

Total Assets	$10,946	$22,248

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$20,016	$13,969
Due to related parties	81,650	61,011

Total Current Liabilities	101,666	74,980

Stockholders' Deficit:
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Retained deficit	(170,720)	(132,732)

Total Stockholders' Deficit	(90,720)	(52,732)

Total Liabilities and Stockholders' Deficit	$10,946	$22,248

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

	For the year ended September 30, 2015	For the year ended September 30, 2014

Revenue	$-	$-

Expenses
Exploration costs	10,700	5,824
General and Administrative expenses	27,288	37,574

Total expenses	37,988	43,398

Loss from operations	$(37,988)	$(43,398)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statement of Stockholders' Deficit

	Common Shares	Stock Amount	Additional Paid-In Capital	Retained Deficit	Total Stockholders' Deficit

Balance, September 30, 2013	40,000,000	40,000	40,000	(89,334)	(9,334)

Net loss for the year ended September 30, 2014	-	-	-	(43,398)	(43,398)

Balance, September 30, 2014	40,000,000	40,000	40,000	(132,732)	(52,732)

Net loss for the year ended September 30, 2015	-	-	-	(37,988)	(37,988)

Balance, September 30, 2015	40,000,000	$40,000	$40,000	$(170,720)	$(90,720)

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

	For the year ended September 30, 2015	For the year ended September 30, 2014

Operating Activities

Net loss	$(37,988)	$(43,398)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- Prepaidexpense	(1,000)	-
- Accountspayable	6,047	7,403

Net cash used in operating activities	(32,941)	(35,995)

Financing activities

Proceeds from advances from related parties	20,639	35,639

Net cash provided by financing activities	20,639	35,639

Net decrease in cash	(12,302)	(356)

Cash, beginning of period	22,248	22,604

Cash, end of period	$9,946	$22,248

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these consolidated financial statements

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

1. Basis of presentation and Going Concern

The accompanying consolidated financial statements of Oroplata Resources, Inc. ("Oroplata" or "the Company") have been prepared in accordance with generally accepted accounting procedures in the United States for the year ended September 30, 2015. Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $170,720 since its inception, had a negative working capital position of $(90,720), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Accounting Method

The Company's financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America ("US GAAP").

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

September 30, 2015

2. Summary of Significant Accounting Policies

Income Taxes

Income taxes are provided in accordance with Codification topic 740, "Income Taxes", which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2012	$47,881	2032	$14,364	$(14,364)	-
2013	41,453	2033	12,436	(12,436)	-
2014	43,398	2034	13,019	(13,019)	-
2015	37,988	2035	11,397	(11,397)	-

	$170,720		$51,216	$(51,216)	$-

On September 30, 2015 the Company had a net operating loss carry forward of $170,720 for income tax purposes. The tax benefit of approximately $51,216 from the loss carry forward has been fully offset by a valuation allowance. The Company has three open tax years for federal income tax purposes.

Due to the Company's net loss position from inception on October 6, 2011 to September 30, 2015, there was no provision for income taxes recorded. As a result of the Company's losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at September 30, 2015.

The Company includes interest and penalties arising from the underpayment of income taxes, if any, in its statements of operations and general and administrative expenses. As of September 30, 2015 and 2014, the Company had no accrued interest or penalties relating to uncertain tax positions.

Long-lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Codification topic 360 "Property, Plant, and Equipment". Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

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

Foreign Currency Translations

The records of the Company are maintained in United States dollars and this is the Company's functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

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

Fair Value of Financial Instruments

Codification topic 825, "Financial Instruments", requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of September 30, 2015 approximate their respective fair values because of the short-term nature of these instruments.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these financial statements were issued.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

3. Mineral property rights

On December 20, 2011, the Company purchased a 100% interest in the Leomary Gold Claim ("Leomary") consisting of 4,500 mining hectors located in the province of Monseñor Nouelan, municipality of Bonao, for the sum of $13,000. At the beginning of September 2014, the Director of Mining for the Dominican Republic cancelled the Company's interest in the Leomary Gold Claim.

The Company has acquired the mineral rights to the Mogollon claim located in the Province of San Juan near the villages of Solorin and El Toro in the Dominican Republic for a price of $10,000 which included the cost of a geological report.

4. Significant transactions with related party

During the year ended September 30, 2015, the sole director and officer made advances to the Company in the amount of $20,639 to fund daily operations of the Company. The outstanding balance as of September 30, 2015 and 2014 is $81,650 and $61,011 respectively. These advances are non-interest bearing and payable on demand.

The sole officer and director of the Company has acquired 62.5% of the common stock issued.

5. Common stock

The Company's authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

On October 14, 2011, the Company issued 40,000,000 shares of its common stock to its sole director and officer at $0.002 per share, for net proceeds of $80,000.

6. Subsequent events

There are no subsequent events to be reported that occurred after the year ended September 30, 2015 to the date of the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Auditors:

a. On July 6, 2015, DKM Certified Public Accountants ("DKM") declined to stand for appointment as the Company's independent accountant.

b. DKM's report on the financial statements for the years ended September 30, 2014, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

c. Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period March 31, 2015, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DKM, would have caused them to make reference thereto in their report on the financial statements. Through the interim period July 6, 2015, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements.

d. We have authorized DKM to respond fully to the inquiries of the successor accountant.

e. During the interim period through September 30, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation SK.

f. The Company provided a copy of the foregoing disclosures to DKM prior to the date of the filing of the Form 8-K dated July 8, 2015 and requested that DKM furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in the Form 8-K mentioned abovet. A copy of such letter was filed as Exhibit 16.1 to the Form 8-K.

(2) New Independent Accountants:

a. On July 8, 2015 the Company engaged Heaton & Company, PLLC of Farmington, Utah, as its new registered independent public accountant. During the years ended September 30, 2014, and 2013, and prior to July 6, 2015, the Company did not consult with Heaton & Company, PLLC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by Heaton & Company, PLLC, in either case where written or oral advice provided by Heaton & Company, PLLC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation SK, respectively).

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2015 (the "Evaluation Date"). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Report on Internal Control over Financial Reporting

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

The Company's sole director and officer conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of September 30, 2015, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of September 30, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our sole executive officer and director and his respective age and titles are as follows:

Name of Director	Age	Position

Ruben Ricardo Vasquez(1)	40	Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, Secretary Director

Note:

Ruben Ricardo Vasquez was born on February 12, 1975 and attended Catholic University in Santiago, Dominican Republic where he obtained a degree in marketing. Subsequently he attended the University of Technology in Santiago where he majored in accounting. In 2008 he was appointed General Manager of Garcia Ramirez & Associates where he was responsible for the supervision and leading of a team to achieve the company's goals since the company is an importer and exporter of products in the Dominican Republic but having its principal operations in Panama. Vasquez was in charge of the coordination and logistics of both the national and international operations. In 2010 he joined Banco Popular as Platform Manager responsible for banking operations and employee supervision. In 2013 he became General Manager of Unik Marketing responsible for identifying new target markets for different companies wanting to expand their sales to other customers. He became the President of the Miramar Group where he was in charge of a group of employees consisting of five auditors and six market experts whose main purpose was to develop new marketing ideas and assist corporations with their audit services and tax structuring. His group was responsible in the preparation of annual, semi-annual and monthly audits, tax reports and financial reports in order to adhere to the various new accounting regulations.

Term of Office

Presently Oroplata has only one member of the Board of Directors. This is expected to change once our sole officer and director can determine what other individuals would benefit Oroplata by serving on its Board. Members of Oroplata's board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

Oroplata does not have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees responsible to the Board of Directors.

Outstanding Equity Awards

There are no stock option or future rights to any of the Company's capital stock. There are no stock incentive plans in place.

Involvement in Certain Legal Proceedings

Except as indicated below, to the knowledge of our Company, during the past ten years, no present or former director or officer:

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

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company's accounting and reporting processes and the audits of the Company's financial statements.

With only one director and officer at the present time there is basically no audit committee. Management is planning to find an independent third party who is considered an expert to become a member of the audit committee.

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, our former sole director and officer adopted, on October 7, 2011, a Code of Business Conduct and Ethics. Oroplata's Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Oroplata and its officer and director to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, our sole director and officer has failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late InsiderReports	Transactions Not Timely Reported	Known Failures to File a Required Form

Ruben Ricardo Vasquez CEO, CFO, CAO and President	None	None	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

No compensation was awarded to, earned by, or paid to our sole officer and director during the period from October 6, 2011 (date of inception) to September 30, 2015.

Outstanding Equity Awards

Since incorporation on October 6, 2011, we have not granted any stock options or stock appreciation rights to our executive officer or director.

Compensation of Director and Officer

We have no standard arrangement to compensate our director for his services in his capacity as a director. There is no compensation arrangement, either written or unwritten, to compensate our officer and director. In the future our Directors will not be compensated for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 1, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

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

Notes:

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2015. As of December 1, 2015, there were 40,000,000 shares of our common stock issued and outstanding.

Changes in Control

There are no arrangements which may result in a change in control in the future other than our former director and officer, Hilario Sosa, passed away during the latter part of 2014 and has been replaced by Ruben Ricardo Vasquez who has acquired the shares previously owned by Mr. Sosa.

Holders of Common shares

As of the date of this Form 10-K the Company had 41 shareholders including our sole officer and director. The number of shares held by the officer and director is 25,000,000 common shares.

Market Information

Oroplata's stock is quoted on the OTCBB under the symbol of ORRP. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K. Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time. If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock. This would make it far more difficult for stockholders to dispose of their common stock. This could have an adverse effect on the price of the common stock.

With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Oroplata. The number of shares presently subject to Rule 144 is 25,000,000 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is 250,000 shares. There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Oroplata.

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

Penny Stock Rule

Oroplata's common stock is considered to be a "penny stock" because it meets one or more of the definitions in SEC Rule 3a51-1:

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

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction. Disclosure forms detailing the level of risk in acquiring Oroplata's shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction. This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Oroplata's shares.

From Oroplata's point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Oroplata due to the uncertainty as to whether the share price will ever be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Oroplata. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at a given price since if no broker-dealer becomes involved with Oroplata and Oroplata is unable to raise future investment capital the price per share may deteriorate to a point that an investor's entire investment could be lost.

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

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the "NRS") to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, 123 W Nye Lane, Suite 129, Carson City, NV 89703. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows:

1.

One percent of the number of shares of our Company's common stock then outstanding, which in the case of our current director and officer, will equal approximately 40,000 shares as of the date of this Form 10-K; or

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

Board Committees

The Audit Committee

We have an Audit Committee whose only member consists of Ruben Ricardo Vasquez, our Chief Executive Officer, Chief Financial Officer who is not independent. Further, he can be considered an "audit committee financial expert" as defined in Item 401 of Regulation S-K since he has a background in accounting and audit. It is our intention to seek another individual for the Audit Committee but to date none have been identified.

Apart from the Audit Committee, we have no other Board Committees. Since inception, our Board has conducted its business entirely by consent resolutions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS' INDEPENDENCE

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

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Under our effective registration statement our former sole director and officer was able to sell 15,000,000 common shares leaving him with a balance of 25,000,000 common shares.

Directors' Independence

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended September 30, 2015		Year Ended September 30, 2014
Audit Fees		$12,500		$9,300
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$12,500		$9,300

Included in the audit fees for the year ended September 30, 2015 is the year end fees charged for September 30, 2014. No audit fees have been accrued for the fiscal year ended September 30, 2015.

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

OROPLATA RESOURCES, INC. (Registrant)

Date: December 11, 2015	By:	/s/ "RUBEN RICARDO VASQUEZ"
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: December 11, 2015	By:	/s/ "RUBEN RICARDO VASQUEZ"
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer, President and Director

