Form 10-Q
period 2015-12-31
Oroplata Resources, Inc.
filed 2016-02-10
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number 000-55088

OROPLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle Gregorio de Lora, #5, Puerto Plata, Dominican Republic
(Address of principal executive offices)

(809) 970-2373
(Registrant's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

January 31, 2016: 40,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. at December 31, 2015 (with comparative figures as at September 30, 2015) and the consolidated statements of operations for the three months ended December 31, 2015 and 2014 and the statements of cash flows for the three months ended December 31, 2015 and 2014 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ended September 30, 2016.

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	December 31, 2015	September 30, 2015
	(Unaudited)
Assets

Current Assets

Cash	$12,128	$9,946
Prepaid expenses	-	1,000

Total current Assets	12,128	10,946

Total Assets	$12,128	$10,946

Liabilities and Stockholders' (Deficit)

Current Liabilities:
Accounts payable	$21,801	$20,016
Due to related parties	101,805	81,650

Total Current Liabilities	123,606	101,666

Stockholders' (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Retained deficit	(191,478)	(170,720)

Total Stockholders' (Deficit)	(111,478)	(90,720)

Total Liabilities and Stockholders' (Deficit)	$12,128	$10,946

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended December 31, 2015	For the three months ended December 31, 2014

Revenue	$-	$-

Expenses
Exploration costs	-	5,000
General and Administrative	20,758	7,237

Total expenses	20,758	12,237

Loss from operations	$(20,758)	$(12,237)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended December 31, 2015	For the three months ended December 31, 2014
Operating Activities

Net loss	$(20,758)	$(12,237)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- Prepaid expenses	1,000	-
- accounts payable	1,785	2,285

Net cash used in operating activities	(17,973)	(9,952)

Financing activities

Proceeds from advances from related parties	20,155	114

Net cash provided by financing activities	20,155	114

Net (decrease) increase in cash	2,182	(9,838)

Cash, beginning of period	9,946	22,248

Cash, end of period	$12,128	$12,410

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Unaudited)

1.	Basis of presentation and Going Concern

Basis of presentation

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiary ("Oroplata" or "the Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2015, included in our Annual Report on Form 10-K for the year ended September 30, 2015.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Oroplata Resources, Inc. and all entities included in our consolidated financial statements.

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2015, the Company had not yet achieved profitable operations, had a retained deficit of $191,478, had a negative working capital position of $(111,478), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

December 31, 2015
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

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification topic 740, "Income Taxes", which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Unaudited)

2.	Summary of Significant Accounting Policies - Continued

Income Taxes (continued)

Due to the Company's net loss position from inception on October 6, 2011 to December 31, 2015, there was no provision for income taxes recorded. As a result of the Company's losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax asset amount of $57,443 has been recorded at December 31, 2015. The Company has three open tax years for federal income tax purposes.

The Company includes interest and penalties arising from the underpayment of income taxes, if any, in its statements of operations and general and administrative expenses. As of December 31, 2015 and September 30, 2015, the Company had no accrued interest or penalties relating to uncertain tax positions.

Long-lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Accounting Standards Codification topic 360 "Property, Plant, and Equipment". Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

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

Fair Value of Financial Instruments

Accounting Standards Codification topic 825, "Financial Instruments", requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of June 30, 2015 approximate their respective fair values because of the short-term nature of these instruments.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

December 31, 2015

(Unaudited)

2.	Summary of Significant Accounting Policies - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these financial statements were issued.

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

4.	Significant transactions with related party

During the three months ended December 31, 2015, the sole director and officer made advances to the Company in the amount of $20,155 to fund daily operations of the Company. The total amount owed to the sole director and officer as of December 31, 2015 was $101,805. These advances are non-interest bearing and payable on demand.

The sole officer and director of the Company has acquired 62.5% of the common stock issued.

OROPLATA RESOURCES, INC.
Notes to the Consolidated Financial Statements

December 31, 2015

(Unaudited)

5.	Common stock

The Company's authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

There were 41 registered holders of record of our common stock due to our sole director and officer selling 15,000,000 common shares under the Company's effective Form S-1 registration statement to these shareholders. The Company did not receive any proceeds from the sale of these shares.

6.	Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date the consolidated financial statements were available to be issued, and concluded there are no additional events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Oroplata is a start-up company. Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has performed limited exploration work on its former property, Leomary Gold Claim located in the Dominican Republic. To date it has not performed any exploration work on its new mineral claim called the Mogollon located in the Dominican Republic.

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

Oroplata's auditors have issued a going concern opinion on the September 30, 2015 financial statements. This means that its auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on the Mogollon concession. That cash must be raised from other sources. Oroplata's only other source for cash at this time is investment by others in Oroplata, advances from its sole director or institutional financing. Orplata must raise cash to implement its planned exploration program

The Company reviews and evaluates long-lived assets, such as its former and present mineral claims, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Mogollon Mineral Property

The Claim called "MOGOLLON" is located in the province ofSan Juan, municipalities of Juan De Herera and an assortment of other small municipalies such as San Juan de la Maguana and Bohechio and near the villages of Solorin, El Toro Lado and La Cienaga.

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

16

-

A company may have exploration and mining titles over a maximum of 30,000 hectares. An exploration title is valid for 3 years and may be followed by two oneyear extensions. At the end of the 5year period, the owner of the title applies for an exploitation permit, or a new round of exploration permitting may be started at the discretion of the mining department.

-

An agreement must be reached with surface rights owners (formal or informal) for each phase of exploration work. If mining is envisioned, land must be bought. A procedure exists in which government mediation is used to resolve disagreements, and this process may ultimately end in expropriation at a fair price.

-

Legal descriptions of exploration and mining concessions are based on polar coordinates relative to a surveyed monument. The monument location is defined in UTM coordinates, NAD27 datum. The concession boundaries are not marked or surveyed.

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

Competition

Oroplata has to compete with other companies searching for minerals in the Dominion Republic and seeking financing for the development of their specific properties. Often, not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There are only a limited number of investors willing to invest in a company which had no proven reserves and has just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strapped for funds and unable to do any worthwhile exploration work on the Mogollon concession. We might never be able to compete against these other companies and hence never bring the Mogollon concession into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the Mogollon concession, materials to set up a camp if required and supplies including drill rigs.

Oroplata's Main Product

Oroplata's main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from the Mogollon concession once it has been explored. Since the Mogollon has yet to be explored by us, we have yet to find an ore body and therefore cannot sell any ore.

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

Oroplata's office is at #5 Calle Gregorio de Lora, Puerto Plata, Dominican Republic. This is the private residence of Mr. Vasquez who is our sole officer and director. At the present time Oroplata does not require its own office space due to having no employees, other than Mr. Vasquez, but will consider renting office space once our exploration and staff requirements demand it.

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

Activities from October 6, 2011 (date of inception) to December 31, 2015 with comparison to December 31, 2014 – consolidated figures:

Description	Ref	Inception to December 31, 2015%		Inception to December 31, 2014%

Accounting	i	$55,005	28.72	$35,865	24.74
Exploration expenses	ii	63,618	33.22	57,918	39.95
Filing fees	iii	25,517	13.33	8,978	6.19
Impairment on mineral claim rights		13,000	6.79	13,000	8.97
Incorporation costs		3,275	1.71	3,275	2.26
Legal	iv	17,528	9.15	15,678	10.81
Office		3,113	1.63	1,864	1.29
Transfer agent fees	v	3,615	1.89	2,584	1.78
Travel	vi	6,807	3.56	5,807	4.01

Total expenses		$191,478	100.00	$144,969	100.00

______________

i.

The amount recorded from the date of inception to December 31, 2015 represents the fees charged by the Company's accountant for the preparation of the interim financial statement for the periods ended December 31, 2015 from the date of inception by both the external and internal accountants.

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

iii.	The increase between December 31, 2015 and December 31, 2014 represents the cost of filing and edgarizing Form 10-K and 10-Q.

iv.	Legal fees incurred by the lawyer in the Dominican Republic to process documentation required by the Department of Mines and Energy.

v.	Represents the issuance of shares to the shareholders and the maintaining the Company in good standing in the State of Nevada by filing an Annual List of Officer, Directors, etc.

vi.	Travel costs incurred by the Dominican lawyer to travel between Puerto Plata and Santo Domingo to meet with the Ministry of Mines and Energy on numerous occasions.

During the period from inception to December 31, 2015, Oroplata has an operating loss of $191,478 as compared to an operating loss of $144,969 for the period from inception to December 31, 2014.

Breakdown of Expenses between the Parent and Subsidiary Company for the three months ended December 31, 2015 with comparative figures for the three months ended December 31, 2014.

	Oroplata Resouces Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]
Description	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Accounting	$5,785	$6,285	$-	$-
Exploration expenses	-	-	-	5,000
Filing fees	12,750	-	-	-
Legal	-	-	550	-
Office	155	113	-	-
Transfer agent	1,018	839	-	-
Travel	-	-	500	-

Total expenses	$19,708	$7,237	$1,050	$5,000

The parent company provides the funds to its subsidiary in order that any expenses associated with the subsidiary can be paid by it. This is done via the intercompany account.

Activities for the three months ended December 31, 2015

To date the Company has done no exploration work on the Mogollon concession.

Liquidity and Capital Resources

As of December 31, 2015, Oroplata had cash of $12,128 and a negative working capital position of $(111,478).

Cash Requirement over the Next Twelve Months

The following represents management's estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$18,140	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	2,000	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	1,000	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	27,140
Accounts payable	21,801	Due to unrelated parties as of December 31, 2015
Total cash requirements	48,941
Less: Cash on hand	(12,128)	Cash as of December 31, 2015
Cash Requirements	$36,813

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

December 31, 2015	1,785	2,000	3,785
March 31, 2016	1,785	2,000	3,785
June 30, 2016	1,785	2,000	3,785
September 30, 2016	1,785	5,000	6,785

Total estimated fees	$7,140	$11,000	$18,140

________________

(i)	Accountant engaged to prepare the financial statements for either an examination if the year-end or a review if a quarterly financial statement by the independent accountants.

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

In addition, Mr. Sosa had advanced $60,000 as a non-interest bearing loan payable on demand which he assigned to Mr. Vasquez. Since that date Mr. Vasquez has advanced a further $41,805. No formal agreement between the Company and Mr. Vasquez has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrow from institutional lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Oroplata has the available cash of $12,128 as of December 31, 2015. Oroplata does not have the funds to undertake an exploration program on the Mogollon concession. Oroplata has the following options in order to raise the needed funds;

1.	Additional advances from Mr. Vasquez which at the present time he is not prepared to consider;

2.	Obtaining funds from a financial institution personally guaranteed by Mr. Vasquez; or

3.	Selling additional shares under a private placement from Treasury.

At the present time none of these options have been considered by Mr. Vasquez.

Off-Balance Sheet Arrangements

None.

Trends

From Oroplata's date of inception it has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management Oroplata is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term. Please refer to Oroplata's assessment of Risk Factors as noted below.

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

Market Information

Oroplata's stock is presently quoted on the "OTC Bulletin Board". At the present time, there is no established market for the shares of Oroplata. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K. Securities quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time.

With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

Oroplata's symbol on the OTCBB is "ORRP".

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

(ii)	It is not traded on a recognized national exchange; and

(iii)

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

Transfer Agent

We have engaged the services of Action Stock Transfer Corp., Suite 214 – 2469 E. Fort Union Blvd., Salt Lake City, Utah, 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Holders of Common Stock

There are 41 shareholders including our sole director and officer as of December 31, 2015.

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months can sell their shares in a given three month period as follows::

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2015 (the "Evaluation Date"). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

The material weakness identified is described below.

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of December 31, 2015, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no change in our securities since the fiscal year ended September 30, 2015.

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

_______________

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

OROPLATA RESOURCES, INC. (Registrant)

Date: February 9, 2016	By:	/s/ "RUBEN RICARDO VASQUEZ"
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer,
President and Director

