Form 10-K/A
period 2015-09-30
Oroplata Resources, Inc.
filed 2016-03-31
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

OROPLATA RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED SEPTEMBER 30, 2015

PART I

This Form 10-K/A, particularly in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K/A, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "believe," "may," "might," "objective," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect," "predict," "potential," or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, and uncertainties.

These risks are not exhaustive. Other sections of this Form 10-K/A may include additional factors that could adversely impact our business and financial performance. These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Moreover, we operate in a very competitive and rapidly-changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K/A to conform these statements to actual results or to changes in our expectations.

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

ITEM 2. PROPERTIES.

Mogollon Mineral Property

The Claim called "MOGOLLON" is located in the province of San Juan, municipality of Juan De Herera and an assortment of other small municipalities such as San Juan de la Maguana and Bohechio and near the villages of Solorin, El Toro Lado and La Cienaga. The coordinates to the Mogollon are shown in the following s chedule of relevant information below. The claim has easy access due to having paved roads and paths crossing the Mogollon.

The above map was prepared by Francisco Garcia in Marc h 2016.

The following map shows the size of the Mogollon claim. One inch equals one mile.

The towns surrounding the Mogollon are Yaque, Buena Vista, San Juan and El Corbano.

Oroplata is required to maintain the Mogollon in good standing with the Ministry of Mines by undertaking exploration work on the claim and complying with the requirements occasionally set forth by the General Directorade of Mines.

Our professional geologist , Mr. Francisco Antonio Jerez Garcia, has visited the Mogollon mineral claim on several occasions.

Our sole officer and director, Mr. Ruben Ricardo Vasquez, has not yet visited the Mog ollon claim but once exploration takes place he will definitely visit the claim but for how many days at this time is unknown .

Oroplata has only the rights to the minerals on the Mogollon.

There are no agreements with anyone regarding the Mogollon claim and there are no royalties attached to the ownership of the mineral claims on the Mogollon . A list of land owners is shown of page 8.

There is a good access by the west part of the claim as it has roads and paths that cross the concession.

Process of Acquiring the Mineral Rights to the Mogollon Claim .

In the Dominican Republic, the following process is required in obtaining the m ineral rights to the Mogollon claim.

-	Filing of an application involves two publications in a Dominican newspaper and the annual payment of fees of $100 – already paid.

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

The Mogollon claim is a mining concession which is lode but at the present time is exploration but will apply within the next few years for an exploitation concession. The claim is a state mining claim where only government permits are required.

The following schedule give s the relevant information relating to the location and size of the Mogollon claim.

Name of Claim:	MOGOLLON Gold Claim

File Number:	S9-187

Date of acquiring Leomary	July 2014

Topographic Sheet No.	6175 – IV

Scale:	1:50,000

Boundaries per UTM cooridnates:	[20]81000M. North and[20]84000M. North and between coordinates [2]69000M. East and [2]84000M. East.

Concession Unit:	4,200 Hectares

Registered Owner:	Oroplata Exploraciones E Ingenieria, Orexi S.R.L.

There were no previous operators on the Mogollon claim but the land owners are as follows:

1.	Pedro Pérez

2.	Juan Bautista

3.	César Morales

4.	Carlos Diplan

5.	Saturnino Berroa

6.	Carlos Castro

7.	Manuel Sánchez

8.	Víctor Tejeda

9.	Manuel Bautista

10.	Inocencio Gálvez

11.	Manuel Berroa

12.	Escolástico Mercedes

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

Other than obtaining the mineral rights to the Mogollon claim and having the geologist prepare a report on the claim no exploration work has been undertaken to date.

The state of the current exploration program and its results will depend upon the exploration work performed as set forth in the schedule under the heading of "Past and Future Exploration Expenses" .

To obtain positive results in the exploration program, efforts were directed to develop a mining project exploitation of metallic minerals, to meet the current needs of the international market.

The Company has not undertaken any exploration on the Mogollon concession but it is expected to do so before the end of 2016.

The conditions that must be met to retain the Mogollon claim are that Oroplata must pay approximately $12,000 in exploration work on or before April 30 th of this year and an additional $100 to obtain a Certificate from the Ministry of Mines. The latter amount has been paid but Oroplata has not yet received the Certificate. The Company has requested an extension of 45 days prior to having to complete the exporation program and should receive a response from the Ministry of Mines prior to the end of April. Normally the extension is granted. It has not undertaken yet the exploration work on the Mogollon. Oroplata is responsible for paying all the above noted fees.

Within the immediate 45 days there are no detailed plans to conduct exploration on the Mogollon claim. Subsequent to that date the Company will be required to conduct exploration work on the Mogollon or lose the rights to the minerals thereon.

Presently the Company does not have the available funds to undertake the initial exploration program on the Mogollon unless its sole director is prepared to advance the initial funds, the Company undertakes a private place by offering its shares in the market or has the director guarantee a line of credit with a financial institute. None of these options has been considered at this time.

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

Past and Future Exploration Expenditures

The total cost incurred to date is $ 5 ,000 in obtaining the mineral rights to the Mogollon claim and in obtaining a geological report thereon. The geologist has estimated the future exploration program will cost $62,117 as indicated below.

Item Units	Number and Cost	Total Cost USD

Salaries:
Supervising Geologist	17 days @ $750/day	12,750
Geological Assistant	17 days @ $360/day	6,120

Transportation	1,000 km @ $0.75/km	750
Camp cost/Lodging	17 days @ $90/day	1,530

Compilation
Data and digitizing	11 Days @ $150/day	1,650
Drill hole interp & modeling	14 days @ $400/day	5,600
Structural consultant	14 days @ $200/day	2,800

Soil Geochemistry
Diamond Drilling (initial test holes)	490 m @ $43/m	21,070
Assay of Drill core	120 samples @ $35/sample	4,200

SUBTOTAL
		56,470
Contingency	10%	5,647

TOTAL USD		62,117

At the present time the Company does not have the available funds to complete the above noted exploration program.

The Mogollon claim is without known reserves and the proposed program is exploratory in nature.

The following represents the sampling points on the Mogollon which the geologist recommends taking various soil and rock samples.

The geological justification for exploring the Mogollon claim is that the Dominican Republic over the years has resulted in numerous gold producing properties as well as copper properties. Even though gold prices per ounce and copper prices are low compared to prior years, management feels that if these metal strengthen over the next several years and if an ore deposit is found on the Mogollon, the Company might be able to proceed to extracting minerals from the Mogollon. There is no assurance that any ore deposits of commercial quality will be found on the Mogollon.

The geologist who will be conducting the proposed exploration work on the Mogollon is Francisco Garcia. He graduated from the Instituto Tecnico del Cibao Oriental – ITECO in the Province of Sanchez Ramirez and obtained a degree of Engineer of Geology and Mines in 1991 and Master's of Science in 1994 from the same university. In 1996 he worked for M&M Minerals and in 1998 he was employed by Minera Hispaniola, SA where he was involved in exploration and drilling. He worked there until 2002 when he was employed by Placer Dome Dominicana and in 2003 and 2004 worked as a geologist for Cementos Cibao and in 2005 until 2010 was employed by Cemex Dominicana in planning selective mining, crushing and stacking of ore. From 2010 to the present time he has been a self-employed geologist.

EXPLORATION TIME TABLE

Francisco Garcia has estimated the first year's budget will be $62,117 but until the first year is completed it is difficult for him to estimate future years' budgets in a dollar amount due to not knowing how successful the first year's exploration will be. The following schedule shows the type of work which will be done each year if the first year's exploration program is successful.

ACTIVITY	YEARS		
	1ST YEAR	2ND YEAR	3RD YEAR
Deposit of Application to Apply for the Concession.			
General Survey and Area Recognition.			
Sample of Rocks and Sediments.			
Cut of Lines (grid) and Soil Studies.			
Detailed Geological Map			
Trenches and Sample Collection			
Geophisical Program			
Drilling			
Calculation of Reserves.			
Evaluation of Results			
Design of Exploration Methods			
Feasibility Economic Study.			
First Bi-Annual Report			
First Annual Report			
Second Bi-Annual Report			
Second Annual Report			
Third Bi-Annual Report			
Third Annual Report			
Request of Exploitation Concession			
Environmental Impact Study

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

Exploration Facilities

There is no plant and equipment located on the Mogollon claim and none will be installed there until such time as Oroplata makes a decision as to whether or not to further develop and extract minerals from the Mogollon claim.

Source of Water and Power

There are plenty of natural rivers surrounding the Mogollon and a hydroelectric plant exists at about half a kilometer from the claim. There are potable water sources close to the claim and initial power can easily be produced by portable generators .

Natural Water Sources on the Mogollon Claim

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

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$17,640	See schedule below
Exploration – Mogollon	12,000	Estimate of cost of exploration
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	2,500	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	1,000	For the lawyer to travel to Santa Domingo
Transfer agent	1,000	Issuance of shares and annual fee

Total cash required before the following	38,140

Less: Cash on hand	(9,946)	Cash as of September 30, 2015

Cash Requirements	$27,194

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

September 30, 2015	$1,785	$4,500	$6,285
December 31, 2015	1,785	2,000	3,785
March 31, 2016	1,785	2,000	3,785
June 30, 2016	1,785	2,000	3,785

Total estimated fees	$7,140	$10,500	$17,640

(i)	Accountant engaged to prepare the financial statements for either an examination as of the year-end or a review each quarter by the independent accountants.

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

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Oroplata has not issued any stock options to its director and officer nor has it attached share purchase warrants to the shares issued and outstanding. There are no convertible securities as of the date of this Form 10- K/A. Oroplata has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K/A.

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

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows:

1.	One percent of the number of shares of our Company's common stock then outstanding, which in the case of our current director and officer, will equal approximately 40,000 shares as of the date of this Form 10-K/A; or

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

OROPLATA RESOURCES, INC. (Registrant)

Date: March 30, 2016	By:	/s/ "RUBEN RICARDO VASQUEZ"
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: March 30, 2016	By:	/s/ "RUBEN RICARDO VASQUEZ"
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer, President and Director

