Form 10-Q
period 2016-03-31
Oroplata Resources, Inc.
filed 2016-05-06
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

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

May 1, 2016: 40,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. at March 31, 2016 (with comparative figures as at September 30, 2015) and the consolidated statements of operations for the three and six months ended March 31, 2016 and 2015 and the statements of cash flows for the six months ended March 31, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ended September 30, 2016.

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	March 31, 2016	September 30, 2015
	(Unaudited)
Assets

Current Assets

Cash	$8,528	$9,946
Prepaid expenses	-	1,000

Total current Assets	8,528	10,946

Total Assets	$8,528	$10,946

Liabilities and Stockholders' (Deficit)

Current Liabilities:
Accounts payable	$23,779	$20,016
Due to related parties	101,840	81,650

Total Current Liabilities	125,619	101,666

Stockholders' (Deficit):
Common stock 500,000,000 common stock authorized, $0.001 par value; 40,000,000 common shares issued and Outstanding	40,000	40,000
Additional paid-in capital	40,000	40,000
Retained deficit	(197,091)	(170,720)

Total Stockholders' (Deficit)	(117,091)	(90,720)

Total Liabilities and Stockholders' (Deficit)	$8,528	$10,946

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015	For the six Month ended March 31, 2016	For the six Months ended March 31, 2015

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	-	5,700	-	10,700
General and Administrative	5,613	9,316	26,371	16,553

Total expenses	5,613	15,016	26,371	27,253

Loss from operations	$(5,613)	$(15,016)	$(26,371)	$(27,253)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended March 31, 2016	For the six months ended March 31, 2015
Operating Activities

Net loss	$(26,371)	$(27,253)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

- Prepaid expenses	1,000
- accounts payable	3,763	2,370

Net cash used in operating activities	(21,608)	(24,883)

Financing activities

Proceeds from advances from related parties	20,190	20,228

Net cash provided by financing activities	20,190	20,228

Net (decrease) increase in cash	(1,418)	(4,655)

Cash, beginning of period	9,946	22,248

Cash, end of period	$8,528	$17,593

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited consolidated financial statements

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2016

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Oroplata Resources, Inc. and all entities included in our consolidated financial statements.

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL which was incorporated in the Dominican Republic on January 10, 2012.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2016, the Company had not yet achieved profitable operations, had a retained deficit of $197,091, had a negative working capital position of $(117,091), and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2016

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

March 31, 2016

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Income Taxes (continued)

Due to the Company's net loss position from inception on October 6, 2011 to March 31, 2016, there was no provision for income taxes recorded. As a result of the Company's losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax asset amount of $59,127 has been recorded at March 31, 2016. The Company has three open tax years for federal income tax purposes.

The Company includes interest and penalties arising from the underpayment of income taxes, if any, in its statements of operations and general and administrative expenses. As of March 31, 2016 and September 30, 2015, the Company had no accrued interest or penalties relating to uncertain tax positions.

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

March 31, 2016

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

Fair Value of Financial Instruments

Accounting Standards Codification topic 825, "Financial Instruments", requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of March 31, 2016 approximate their respective fair values because of the short-term nature of these instruments.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2016

(Unaudited)

2. Summary of Significant Accounting Policies - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2016 through the date these financial statements were issued.

3. Mineral property rights

The Company has acquired the mineral rights to the Mogollon claim located in the Province of San Juan near the villages of Solorin and El Toro in the Dominican Republic for a price of $10,000 which included the cost of a geological report.

4. Significant transactions with related party

During the six months ended March 31, 2016, the sole director and officer made advances to the Company in the amount of $20,190 to fund daily operations of the Company. The total amount owed to the sole director and officer as of March 31, 2016 was $101,840. These advances are non-interest bearing and payable on demand.

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

Mogollon Mineral Property

The Claim called "MOGOLLON" is located in the province ofSan Juan, municipality of Juan De Herera and an assortment of other small municipalities such as San Juan de la Maguana and Bohechio and near the villages of Solorin, El Toro Lado and La Cienaga. The coordinates to the Mogollon are shown in the following schedule of relevant information below. The claim has easy access due to having paved roads and paths crossing the Mogollon.

The towns surrounding the Mogollon are Yaque, Buena Vista, San Juan and El Corbano.

Oroplata is required to maintain the Mogollon in good standing with the Ministry of Mines by undertaking exploration work on the claim and complying with the requirements occasionally set forth by the General Directorade of Mines.

Our professional geologist, Mr. Francisco Antonio Jerez Garcia, has visited the Mogollon mineral claim on several occasions.

Our sole officer and director, Mr. Ruben Ricardo Vasquez, has not yet visited the Mogollon claim but once exploration takes place he will definitely visit the claim but for how many days at this time is unknown.

Oroplata has only the rights to the minerals on the Mogollon.

There are no agreements with the land owners regarding the Mogollon claim and there are no royalties attached to the ownership of the mineral claims on the Mogollon.

There is a good access by the west part of the claim as it has roads and paths that cross the concession.

Process of Acquiring the Mineral Rights to the Mogollon Claim.

In the Dominican Republic, the following process is required in obtaining the mineral rights to the Mogollon claim.

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

The Mogollon claim is a mining concession which is lode but at the present time is exploration but we will apply within the next few years for an exploitation concession. The claim is a state mining claim where only government permits are required.

The following schedule gives the relevant information relating to the location and size of the Mogollon claim.

Name of Claim:	MOGOLLON Gold Claim

File Number:	S9-187

Date of acquiring Leomary	July 2014

Topographic Sheet No.	6175 – IV

Scale:	1:50,000

Boundaries per UTM cooridnates:	2081000M. North and 2084000M. North and between coordinates 269000M. East and 284000M. East.

Concession Unit:	4,200 Hectares

Registered Owner:	Oroplata Exploraciones E Ingenieria, Orexi S.R.L.

There were no previous operators on the Mogollon claim but the land owners are as follows:

1.	Pedro Pérez

2.	Juan Bautista

3.	César Morales

4.	Carlos Diplan

5.	Saturnino Berroa

6.	Carlos Castro

7.	Manuel Sánchez

8.	Víctor Tejeda

9.	Manuel Bautista

10.	Inocencio Gálvez

11.	Manuel Berroa

12.	Escolástico Mercedes

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

The state of the current exploration program and its results will depend upon the exploration work performed as set forth in the schedule under the heading of "Past and Future Exploration Expenses".

To obtain positive results in the exploration program, efforts were directed to develop a mining project exploitation of metallic minerals, to meet the current needs of the international market.

The Company has not undertaken any exploration on the Mogollon concession but it is expected to do so before the end of 2016.

The conditions that must be met to retain the Mogollon claim are that Oroplata must pay approximately $12,000 in exploration work on or before April 30th of this year and an additional $100 to obtain a Certificate from the Ministry of Mines. The latter amount has been paid but Oroplata has not yet received the Certificate. The Company has requested an extension of 45 days prior to having to complete the exporation program and should receive a response from the Ministry of Mines prior to the end of April. Normally the extension is granted. It has not undertaken yet the exploration work on the Mogollon. Oroplata is responsible for paying all the above noted fees.

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

Past and Future Exploration Expenditures

The total cost incurred to date is $5,000 in obtaining the mineral rights to the Mogollon claim and in obtaining a geological report thereon. The geologist has estimated the future exploration program will cost $62,117 as indicated below.

Item Units	Number and Cost	Total Cost USD

Salaries:
Supervising Geologist	17 days @ $750/day	12,750.00
Geological Assistant	17 days @ $360/day	6,120.00

Transportation	1,000 km @ $0.75/km	750
Camp cost/Lodging	17 days @ $90/day	1,530.00

Compilation
Data and digitizing	11 Days @ $150/day	1,650.00
Drill hole interp & modeling	14 days @ $400/day	5,600.00
Structural consultant	14 days @ $200/day	2,800.00

Soil Geochemistry
Diamond Drilling (initial test holes)	490 m @ $43/m	21,070.00
Assay of Drill core	120 samples @ $35/sample	4,200.00

SUBTOTAL
		56,470.00
Contingency	10%	5,647.00

TOTAL USD		62,117.00

At the present time the Company does not have the available funds to complete the above noted exploration program.

The Mogollon claim is without known reserves and the proposed program is exploratory in nature.

The geological justification for exploring the Mogollon claim is that the Dominican Republic over the years has resulted in numerous gold producing properties as well as copper properties. Even though gold prices per ounce and copper prices are low compared to prior years, management feels that if these metals strengthen over the next several years and if an ore deposit is found on the Mogollon, the Company might be able to proceed to extracting minerals from the Mogollon. There is no assurance that any ore deposits of commercial quality will be found on the Mogollon.

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

Activities from October 6, 2011 (date of inception) to March 31, 2016 with comparison to March 31, 2015 – consolidated figures:

Description	Ref	Inception to March 31, 2016%		Inception to March 31, 2015%

Accounting	i	$58,290	29.58	$42,150	26.35
Exploration expenses	ii	63,618	32.28	63,618	39.79
Filing fees	iii	27,160	13.78	10,894	6.81
Impairment on mineral claim rights		13,000	6.60	13,000	8.13
Incorporation costs		3,275	1.66	3,275	2.05
Legal	iv	18,178	9.22	16,178	10.11
Office		3,148	1.60	1,979	1.21
Transfer agent fees	v	3,615	1.83	2,584	1.61
Travel	vi	6,807	3.45	6,307	3.94

Total expenses		$197,091	100.00	$159,985	100.00

i.

The amount recorded from the date of inception to March 31, 2016 represents the fees charged by the Company's accountant for the preparation of the interim financial statement from the date of inception by both the external and internal accountants.

ii.	During the last twelve months the Company has done no exploration work on its mineral claim.

iii.	The increase between March 31, 2016 and March 31, 2015 represents the cost of filing and edgarizing Form 10-K and 10-Q.

iv.	Legal fees incurred by the lawyer in the Dominican Republic to process documentation required by the Department of Mines and Energy.

v.	Represents the issuance of shares to the shareholders and the maintaining the Company in good standing in the State of Nevada by filing an Annual List of Officer, Directors, etc.

vi.	Travel costs incurred by the Dominican lawyer to travel between Puerto Plata and Santo Domingo to meet with the Ministry of Mines and Energy on numerous occasions.

During the period from inception to March 31, 2016, Oroplata has an operating loss of $197,091 as compared to an operating loss of $159,985 for the period from inception to March 31, 2015.

Breakdown of Expenses between the Parent and Subsidiary Company for the six months ended March 31, 2016 with comparative figures for the six months ended March 31, 2015.

	Oroplata Resouces Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]
Description	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Accounting	$9,070	$12,570	$-	$-
Exploration expenses	-	-	-	10,700
Filing fees	13,693	1,916	700	-
Legal	-	-	1,200	500
Office	190	228	-	-
Transfer agent	1,018	839	-	-
Travel	-	-	500	500

Total expenses	$23,971	$15,553	$2,400	$11,700

The parent company provides the funds to its subsidiary in order that any expenses associated with the subsidiary can be paid by it. This is done via the intercompany account.

Activities for the six months ended March 31, 2016

To date the Company has done no exploration work on the Mogollon concession.

Liquidity and Capital Resources

As of March 31, 2016, Oroplata had cash of $8,528 and a negative working capital position of $(117,091).

Cash Requirement over the Next Twelve Months

The following represents management's estimates of the cash Oroplata will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$18,140	See schedule below
Filing fees	2,500	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	2,000	Fees to lawyer in the Dominican Republic.
Office	1,500	Fax, photocopying and office supplies
Travel	1,000	For the lawyer to travel to Santa Domingo
Transfer agent	2,000	Issuance of shares and annual fee

Total cash required before the following	27,140
Accounts payable	23,779	Due to unrelated parties as of March 31, 2016
Total cash requirements	50,919
Less: Cash on hand	(8,528)	Cash as of March 31, 2016
Cash Requirements	$42,391

Accounting and audit

Period	Accountant (i)	Independent Accountant	Total

March 31, 2016	$1,785	$2,000	$3,785
June 30, 2016	1,785	2,000	3,785
September 30, 2016	1,785	5,000	6,785
December 31, 2016	1,785	2,000	3,785

Total estimated fees	$7,140	$11,000	$18,140

(i)	Accountant engaged to prepare the financial statements for either an examination if the year-end or a review if a quarterly financial statement by the independent accountants.

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

In addition, Mr. Sosa had advanced $60,000 as a non-interest bearing loan payable on demand which he assigned to Mr. Vasquez. Since that date Mr. Vasquez has advanced a further $41,840. No formal agreement between the Company and Mr. Vasquez has been entered into regarding these funds. These funds were used to undertake the next stage of the sampling program and provide a small amount of working capital. Oroplata expects it will require additional funds over the next year and will either obtain further funds from its sole director and officer, undertake a private placement or borrow from institutional lenders. The latter will be difficult for Oroplata to do until such time as it has obtained a quotation on the OTCBB, which might never happen.

Oroplata has the available cash of $8,528 as of March 31, 2016. Oroplata does not have the funds to undertake an exploration program on the Mogollon concession. Oroplata has the following options in order to raise the needed funds;

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

Holders of Common Stock

There are 41 shareholders including our sole director and officer as of March 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2016 (the "Evaluation Date"). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

The material weakness identified is described below.

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of March 31, 2016, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of March 31, 2016, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 __________

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

OROPLATA RESOURCES, INC. (Registrant)

Date: May 4, 2016	By:	"RUBEN RICARDO VASQUEZ"
Ruben Ricardo Vasquez
Chief Executive Officer, Chief Accounting Officer,
President and Director

