Form 10-Q
period 2016-06-30
Oroplata Resources, Inc.
filed 2016-08-22
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2016

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File number: 000-55088

OROPLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 S Green Valley Parkway, Suite #300, Henderson, NV 89012
(Address of principal executive offices)

(702) 318-7218
(Registrant's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August 22, 2016 was 56,636,943.

		Page Number
PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements	3

	Consolidated Balance Sheets as at June 30, 2016 (unaudited) and September 30, 2015	4

	Consolidated Statements of Operations For the three months ended June 30, 2016 and 2015 (unaudited)	5

	Consolidated Statements of Cash Flows For the three months ended June 30, 2016 and 2015 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Mine Safety Disclosure	4

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	SIGNATURES.	25

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. at June 30, 2016 (with comparative figures as at September 30, 2015) and the consolidated statements of operations for the three months ended June 30, 2016 and 2015 and the statements of cash flows for the three months ended June 30, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ended September 30, 2016.

OROPLATA RESOURCES, INC.

Financial Statements

For the Period Ended June 30, 2016 (unaudited) and September 30, 2015

Consolidated Balance Sheets (unaudited)

4

Consolidated Statements of Operations (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	June 30, 2016 $	September 30, 2015 $
	(unaudited)
ASSETS

Current assets

Cash	–	9,946
Prepaid expenses	–	1,000

Total current assets		10,946

Mineral properties	-	–

Total assets	-	10,946

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	117,314	20,016
Due to related parties	130,146	81,650
Total liabilities	247,460	219,195

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 40,000,000 common shares	40,000	40,000

Additional paid-in capital	40,000	40,000

Common stock issuable	26,951,848	–

Deficit	(27,279,308)	(170,720)

Total stockholders’ equity (deficit)	(247,460)	(90,720)

Total liabilities and stockholders’ equity (deficit)	-	10,946

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30, 2016 $	For the three months ended June 30, 2015 $	For the nine months ended June 30, 2016 $	For the nine months ended June 30, 2015 $

Revenues	–	–	–	–

Expenses

Exploration costs	–	–	–	10,700
General and administrative	30,369	6,160	56,740	22,713
Impairment loss	27,051,848		27,051,848

Total expenses	27,082,217	6,160	27,108,588	33,413

Net loss	(27,082,217)	(6,160)	(27,108,588)	(33,413)
Net loss per share, basic and diluted	(0.68)	(0.00)	(0.68)	(0.00)
Weighted average shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended June 30, 2016 $	For the nine months ended June 30, 2015 $

Operating Activities

Net loss	(27,108,588)	(33,413)
Impairment loss	27,051,848

Changes in operating assets and liabilities:

Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	(2,702)	4,253

Net Cash Used In Operating Activities	(58,442)	(29,160)

Financing Activities

Advances from related parties	48,496	20,265

Net Cash Provided By Financing Activities	48,496	20,265

Decrease in Cash	(9,946)	(8,895)

Cash – Beginning of Period	9,946	22,248

Cash – End of Period	–	13,353

Non-cash investing and financing activities:

Shares issuable for acquisition of mineral properties	26,951,848	–
Mineral property acquisition costs in accounts payable	100,000	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2016

(unaudited)

1.

Organization and Nature of Operations

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

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2016, the Company has not earned revenue, has a working capital deficit of $247,460, and an accumulated deficit of $27,279,308. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2016 and December 31, 2015, there were no cash equivalents.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2016

(unaudited)

2.

 Summary of Significant Accounting Policies (continued)

(c)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

(e)

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2016

(unaudited)

2.

 Summary of Significant Accounting Policies (continued)

(f)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(g)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Due to the Company’s net loss position from inception on October 6, 2011 to June 30, 2016, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at June 30, 2016.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2016

(unaudited)

2.

 Summary of Significant Accounting Policies (continued)

(i)

Mineral Property Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2016 and December 31, 2015, the Company has no items representing comprehensive income or loss.

(k)

Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred.

(l)

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

(m)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Mineral Property

(a)

The Company has acquired the mineral rights to the Mogollon claim located in the Province of San Juan near the villages of Solorin and El Toro in the Dominican Republic for a price of $10,000 which included the cost of a geological report.

(b)

On June 1, 2016, the Company acquired the mineral rights to 500 lithium claims situated in the Railroad Valley in the Western Nevada Basin of Nye County, Nevada in exchange for $100,000 and the issuance of 16,000,000 common shares of the Company to be issued on June 15, 2016. The agreement is subject to a 2% net smelter return from the production or sale of minerals from the claims and may be reduced to 1% on a one-time payment of $1,000,000 at any time prior to commencement of commercial production. Furthermore, the Company is required to incur exploration expenditures of $77,500 prior to July 31, 2016. Subsequent to June 30, 2016, the agreement was amended to remove the net smelter return and in exchange, the Company issued an additional 636,943 common shares. Refer to Note 6.

The total consideration given for the mineral rights was $27,051,549 which includes the $100,000 in $26,951,848 of common stock. The total amount of $27,051,548 was impaired and recorded as an impairment loss for the period ended June 30, 2016.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2016

(unaudited)

4.

Related Party Transactions

(a)

As at June 30, 2016, the Company owes $119,785 (2015 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand. During the nine months ended June 30, 2016, the Company received advances of $38,135 (June 30, 2015 - $20,265) from the former Chief Executive Officer and Director of the Company.

(b)

As at June 30, 2016, the Company owes $10,000 (2015 - $nil) to the Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand. During the nine months ended June 30, 2016, the Company received advances of $10,000 (June 30, 2015 - $nil) from the Chief Executive Officer and Director of the Company.

5.

Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)

On October 14, 2011, the Company issued 40,000,000 shares of its common stock to its former director and officer at $0.002 per share, for net proceeds of $80,000. On March 31, 2015 there were 41 registered holders of record of our common stock due to our sole director and officer selling 15,000,000 common shares under the Company’s effective Form S-1 registration statement to these shareholders. The Company did not receive any proceeds from the sale of these shares.

(b)

On May 31, 2016, the former Chief Executive Officer and Director of the Company sold 25,000,000 common shares of the Company to the Chief Executive Officer and Director of the Company for proceeds of $25,000 in a private sale. The transaction has no impact on the issued and outstanding common shares of the Company.

(c)

As at June 30, 2016, the Company has 16,636,943 shares issuable to Plateau Ventures LLC (“Plateau”), a non-related party, for the acquisition of the mineral claims as noted in Note 3(b). The common shares are valued at $26,951,848, which is the end of day trading price of the Company’s common shares on June 15, 2016, the date that the shares became issuable to Plateau. Refer to Note 6.

6.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the unaudited consolidated financial statements, and did not have any material recognizable subsequent events after June 30, 2016 with the exception of the following:

(a)

On July 22, 2016, the Company issued 16,636,943 common shares to Plateau, as noted in Note 5(c).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Background

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

We shall continue to be deemed an emerging growth company until the earliest of:

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

Recent Developments

Change in Control

Appointment of Mr. Craig Alford and Resignation of Mr. Ruben Ricardo Vasquez

On May 31, 2016, Craig Alford acquired control of twenty-five million (25,000,000) shares (the “Purchased Shares”) of the Company’s issued and outstanding common stock, representing approximately 62.5% of the Company’s total then issued and outstanding common stock, from Ruben Ricardo Vasquez in accordance with a stock purchase agreement between Mr. Alford and Mr. Vasquez (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Alford paid an aggregate purchase price of twenty-five thousand dollars ($25,000.00) to Mr. Vasquez in exchange for the Purchased Shares.

As a result of the Stock Purchase Agreement, the following changes to the Company's directors and officers have occurred:

•

As of May 31, 2016, Ruben Ricardo Vasquez resigned from all officer positions with the Company, including but not limited to those of President, Chief Executive Officer, Chief Financial Officer and Secretary.

•

On May 31, 2016, Craig Alford was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

•

On June 13, 2016, Mr. Vasquez resigned from his position as the sole director of the Company and Mr. Alford was appointed as the sole director of the Company.

As a result of these transactions, control of the Company passed to Mr. Alford. The Shares acquired by Mr. Alford constituted 62.5% of the then issued and outstanding common stock of the Company.

Appointments of Mr. William Hunter

One June 10, 2016, the Board of Directors of the Company appointed William Hunter to the Board and to serve as the Company’s Treasurer and Vice President of Finance.

Appointment of Mr. Gregory Kuzma

One June 10, 2016 the Board of Directors of the Company appointed Gregory Kuzma to the Board and to serve as the Company’s Vice President of Exploration.

Appointment of Mr. Michael Mason

On July 22, 2016 the Board of Directors of the Company appointed Michael Mason to the Board of Directors.

Entrance into Mineral Claim Purchase Agreement with Plateau Ventures LLC

On June 1, 2016, the Company entered into Mineral Claim Purchase Agreement (the “Agreement”) with Plateau Ventures LLC., a Utah corporation (“PVL”). Pursuant to the Agreement, upon the satisfaction of various closing conditions, PVL will sell to the Company the title to five hundred (500) lithium mineral claims situated in Railroad Valley in the Western Nevada Basin of Nye County, Nevada (the “Claims”).

The terms of the Agreement are as follows:

-

Purchase Price: As consideration for the sale of the Claims, the Company:

i.

Issue sixteen million (16,000,000) shares of common stock to PVL or its designee(s);

ii.

Pay PVL one hundred thousand dollars ($100,000); and

iii.

Pay PVL a royalty equal to two percent (2%) of the Net Smelter Returns (“NSR”) from the production or sale of Minerals from the Property. The Royalty may be reduced to one percent (1%) of NSR with payment of one million dollars ($1,000,000) to PVL at any time prior to commencement of commercial production.

-

Expenditures:

i.

The Company paid seventy seven thousand, five hundred dollars ($77,500), or $155 per claim, to the US Bureau of Land Management; and

ii.

Shall pay annual maintenance fees as applicable.

Full entitlement to the Company of the Claims will occur when all filing requirements are processed and accepted by the Bureau of Land Management (BLM) in Nevada. All BLM requirements must be completed on or before September 1st of each year. Although no assurances can be made, the Company believes it is compliant with all BLM procedures and anticipates that it will receive confirmation from the BLM of its entitlement to the Claims.

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

•

Filing of an application involves two publications in a Dominican newspaper and the annual payment of fees.

•

All mining titles are to be delivered to a Dominican Republic company. Exploration titles may also be delivered to individuals or a foreign company, with certain exceptions (e.g. government employees or their immediate relatives and foreign governments).

•

Resolutions granting mineral title are issued by the Secretaría de Estado de Industria y Comercio (currently Ministry of Industry and Commerce) following a favorable recommendation by the Dirección General de Minería.

•

A company may have exploration and mining titles over a maximum of 30,000 hectares. An exploration title is valid for 3 years and may be followed by two oneyear extensions. At the end of the 5year period, the owner of the title applies for an exploitation permit, or a new round of exploration permitting may be started at the discretion of the mining department.

•

An agreement must be reached with surface rights owners (formal or informal) for each phase of exploration work. If mining is envisioned, land must be bought. A procedure exists in which government mediation is used to resolve disagreements, and this process may ultimately end in expropriation at a fair price.

•

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

•

An environmental permit is not necessary to conduct geological mapping, stream sediment, sampling, line cutting or geophysical surveys.

•

A letter of no objection (Carta de no objección) from the Ministry of Environment is all that is required for trenching and initial drilling, as long as access routes need not be constructed. This letter is based on a brief technical description submitted by the company.

•

Additional drilling and the construction of any access roads warrant an environmental license that is valid for one year. A report must be filed by the company and must include technical and financial aspects that take into account remediation costs.

•

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

Oroplata's office is at 170 S Green Valley Parkway, Suite #300, Henderson, Nevada 89012. At the present time Oroplata does not require its own office space due to having no employees, other than Mr. Vasquez, but will consider renting office space once our exploration and staff requirements demand it.

Other Mineral Properties

The Company has no other properties other than the Mogollon property located in the Dominican Republic, and the Nye County mineral claims located in Nevada, United States.

Employees

Other than our sole director and officer we do not have any other employees. He devotes approximately 20 hours a month to our operations but will increase the number of hours when an exploration program is undertaken on our mineral properties.

In September 2014 we engaged the services of a professional geologist to identify the Mogollon concession in the Dominican Republic and subsequently to prepare a geological report on it detailing the future work to be undertaken. The Mogollon concession is more fully described above.

Significant Accounting Policies

Research and Development Expenditures

Oroplata has not expended any money on research and development since its inception.

Patents and Trademarks

Oroplata does not have any patents or trademarks.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Results of Operations

Revenues

During the three and nine month periods ended June 30, 2016 and 2015, the Company has not realized any revenues.

Expenses

Three months ended June 30, 2016 and 2015

During the three months ended June 30, 2016, the Company incurred $30,369 of general and administrative expense and $27,051,848 of impairment losses compared to $6,160 of general and administrative expense and $nil for impairment losses during the three months ended June 30, 2015. The increase in operating expenses is due to increased activity within the Company with the acquisition of the Nye County mineral claims in June 2016 including legal fees for the due diligence and acquisition documents and transfer agent and filing fees for the Form 8-K notices along with the impairment loss related to the mineral claims.

Nine months ended June 30, 2016 and 2015

During the nine months ended June 30, 2016, the Company incurred $56,740 of general and administrative expense and $27,051,848 of impairment losses compared to $33,413 of general and administrative expense and $nil for impairment losses during the nine months ended June 30, 2015. The increase in operating expenses is due to increased activity within the Company with the acquisition of the Nye County mineral claims in June 2016 including legal fees for the due diligence and acquisition documents and transfer agent and filing fees for the Form 8-K notices along with the impairment loss related to the mineral claims, which were offset by exploration costs that were incurred on the Mongollan property in the prior year.

Net Loss

During the nine months ended June 30, 2016, the Company incurred a net loss of $27,108,588 or $0.68 loss per share compared to a net loss of $33,413 and $nil loss per share during the nine months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, we had $nil of cash and total assets of $nil compared to cash of $9,946 and total assets of $10,946 at September 30, 2015. The decrease in cash is due to the fact that the Company used the remaining cash balance for operating activities and did not raise sufficient cash funding from financing activities to maintain a cash balance in the Company.

During the period ended June 30, 2016, we did not have any equity transactions. However, the Company was due to issue 16,636,943 common shares related to the acquisition of the Nye County mineral claims which were subsequently issued on July 22, 2016.

Cash Flows

Cash from Operating Activities

During the nine months ended June 30, 2016, the Company used cash of $58,442 for operating activities compared to $29,160 during the nine months ended June 30, 2015. The increase in the use of cash for operating activities was due to increased activity in the Company during fiscal 2016 with respect to the due diligence and acquisition of the Nye County mineral claims.

Cash from Investing Activities

During the nine months ended June 30, 2016 and 2015, we did not have any investing activities.

Cash from Financing Activities

During the nine months ended June 30, 2016, the Company received $48,496 of financing from related parties compared to $20,265 received from related parties during the nine months ended June 30, 2015. The increase in the cash received from related parties was reflective of the increased operating activity of the Company where additional funds were needed with respect to the costs incurred for the acquisition of the Nye County mineral claims.

Breakdown of Expenses between the Parent and Subsidiary Company for the nine months ended June 30, 2016 with comparative figures for the nine months ended June 30, 2015.

	Oroplata Resouces Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]
Description	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Exploration expenses	$-	$-	$-	$10,700
Filing fees	2,601	2,737	1,400	150
Office and other	14,004	362	-	470
Professional fees	22,355	16,355	15,380	1,300
Transfer agent	-	839	-	-
Travel	-	-	1,000	500
Impairment loss	27,051,848

Total expenses	$27,090,809	$19,454	$17,780	$13,120

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

Market Information

Oroplata's stock is presently quoted on the "OTC Markets". At the present time, there is no established market for the shares of Oroplata.

With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

Oroplata's symbol on the OTCPINK is "ORRP".

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

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 56,636,943 shares are presently issued.

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

Holders of Common Stock

There are 9 shareholders including our sole director and officer as of June 30, 2016.

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

Corporate Governance

Director Independence

Craig Alford, William Hunter and Gregory Kuzma are not independent within the meaning of Section 5605 of NASDAQ. However, Michael Mason is independent within the meaning of Section 5605 of NASDAQ.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2016 (the "Evaluation Date"). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

The material weakness identified is described below.

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of June 30, 2016, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of June 30, 2016, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

OROPLATA RESOURCES, INC. (Registrant)

Date: August 22, 2016	By:	/s/ “Craig Alford”
Craig Alford
Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and
President