Form 10-Q/A
period 2016-06-30
Oroplata Resources, Inc.
filed 2016-08-31
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August 22, 2016 was 56,636,943.

		Page Number
PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements	3

	Consolidated Balance Sheets as at June 30, 2016 (unaudited) and September 30, 2015	4

	Consolidated Statements of Operations For the three and nine months ended June 30, 2016 and 2015 (unaudited)	5

	Consolidated Statements of Cash Flows For the nine months ended June 30, 2016 and 2015 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Mine Safety Disclosure	4

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	SIGNATURES.	25

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

5

Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	June 30, 2016 $	September 30, 2015 $
	(unaudited)
ASSETS

Current assets

Cash	-	9,946
Prepaid expenses	-	1,000

Total current assets		10,946

Mineral properties	-	-

Total assets	-	10,946

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	117,314	20,016
Due to related parties	130,146	81,650
Total liabilities	247,460	219,195

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 40,000,000 common shares	40,000	40,000

Additional paid-in capital	40,000	40,000

Common stock issuable	26,951,848	-

Deficit	(27,279,308)	(170,720)

Total stockholders’ equity (deficit)	(247,460)	(90,720)

Total liabilities and stockholders’ equity (deficit)	-	10,946

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30, 2016 $	For the three months ended June 30, 2015 $	For the nine months ended June 30, 2016 $	For the nine months ended June 30, 2015 $

Revenues	-	-	-	-

Expenses

Exploration costs	-	-	-	10,700
General and administrative	30,369	6,160	56,740	22,713
Impairment loss	27,051,848	-	27,051,848	-

Total expenses	27,082,217	6,160	27,108,588	33,413

Net loss	(27,082,217)	(6,160)	(27,108,588)	(33,413)
Net loss per share, basic and diluted	(0.68)	(0.00)	(0.68)	(0.00)
Weighted average shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended June 30, 2016 $	For the nine months ended June 30, 2015 $

Operating Activities

Net loss	(27,108,588)	(33,413)
Impairment loss	27,051,848	-

Changes in operating assets and liabilities:

Prepaid expenses	1,000	-
Accounts payable and accrued liabilities	(2,702)	4,253

Net Cash Used In Operating Activities	(58,442)	(29,160)

Financing Activities

Advances from related parties	48,496	20,265

Net Cash Provided By Financing Activities	48,496	20,265

Decrease in Cash	(9,946)	(8,895)

Cash – Beginning of Period	9,946	22,248

Cash – End of Period	-	13,353

Non-cash investing and financing activities:

Shares issuable for acquisition of mineral properties	26,951,848	-
Mineral property acquisition costs in accounts payable	100,000	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

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

The total consideration given for the mineral rights was $27,051,549 which includes the $100,000 in $26,951,848 of common stock. The Company is unable to determine if it will generate any sales or cash inflows related to the mineral claims and therefore the total amount of $27,051,548 was impaired and recorded as an impairment loss for the period ended June 30, 2016.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

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

	Oroplata Resources Inc.		Oroplata Exploraciones
	[parent company]		[subsidiary company]
Description	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Exploration expenses	$-	$-	$-	$10,700
Filing fees	2,601	2,737	1,400	150
Office and other	14,004	362	-	470
Professional fees	22,355	16,355	15,380	1,300
Transfer agent	-	839	-	-
Travel	-	-	1,000	500
Impairment loss	27,051,848	-	-	-
Total expenses	$27,090,809	$19,454	$17,780	$13,120

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

OROPLATA RESOURCES, INC. (Registrant)

Date: August 30, 2016	By:	/s/ “Craig Alford”
Craig Alford
Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and
President