Form 10-K
period 2016-09-30
Oroplata Resources, Inc.
filed 2016-12-30
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-199690

OROPLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1227980
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

170 S Green Valley Parkway, Suite 300, Henderson, NV	89012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(702) 318-7218

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.      .Yes   X .No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      .Yes   X .No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes       .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  X .Yes       .No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      .Yes   X .No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 7, 2016, the Company had 59,136,943 shares of common stock outstanding.

OROPLATA RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2016

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Oroplata,” and the “Company” means Oroplata

Resources, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.

BUSINESS.

Overview of Our Business

Oroplata Resources, Inc. was incorporated on October 6, 2011 under the laws of the State of Nevada. Our principal office is located at 170 S Green Valley Parkway, Suite #300 Henderson, NV 89012 and our registered agent's office is located at 1802 North Carson Street, Suite 208, Carson City, Nevada 89701. Our telephone number is (702) 318-7218 and our e-mail address is "info@oroplataresourcesinc.com".

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

Our Company is a start-up, exploration mining company formed to explore mineral properties in the Dominican Republic or elsewhere in the world which, hopefully, will contain gold and other economic minerals.

The Company, through its wholly-owned subsidiary, Oroplata Exploraciones E Ingenieria, Orexi, S.R.L (herein known as "Oroplata Exploraciones") acquired the mineral rights to a claim located in the Dominican Republic called Mogollon Gold Claim. As of May 31st, 2016, no further work was planned for the Mogollon gold claim.

On June 1, 2016, the Company entered into Mineral Claim Purchase Agreement (the “Agreement”) with Plateau Ventures LLC., a Utah corporation (“PVL”). Pursuant to the Agreement, upon the satisfaction of various closing conditions, PVL will sell to the Company the title to five hundred (500) lithium mineral claims, totaling 10,000 acres, called the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claims”). Oroplata then decided to not pursue any further work on the Mogollon Gold Claim.

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

As at September 30, 2016, the Company has not earned revenue, has a working capital deficit of $215,993, and an accumulated deficit of $28,501,900

From our inception on October 6, 2011 through to September 30, 2016, we raised $80,000 in capital in a private placement by issuing 40,000,000 shares of common stock at the price of $0.002 per share to the company’s former CEO. Subsequent to September 30, 2016 we have raised no further funds other than advances from our director for payment of certain Company expenses.

Oroplata has two wholly-owned subsidiaries; Oroplata Exploraciones E Ingenieria, Orexi, S.R.L which was incorporated under the laws of the Dominican Republic on January 10, 2012, and Lithortech Resources incorporated under the laws of Nevada on August 8, 2016.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2.

PROPERTIES.

Mogollon Mineral Property

Previous to June 1st, 2016, Oroplata Resources Inc. was engaged in the exploration and development of the Mogollon gold concession located in the province of San Juan, in the Dominican Republic. The Mogollon gold project is without known resources or reserves.

The Company acquired the mineral rights to the Mogollon claim near the villages of Solorin and El Toro in the Dominican Republic for a price of $10,000 which included the cost of a geological report.

To maintain the claim in good standing with the Ministry of Mines of the Dominican Republic, Oroplata was required to undertake exploration work on the claim to comply with the requirements set forth by the General Directorade of Mines.

Presently the Company is engaged in the exploration and development of Lithium projects and is not considering pursuing any further expenditures or exploration on the Mogollon claim. As a result, the Mogollon Gold Claim may have little or no value to us in the future. There are no plans to continue exploration for gold in the Dominican Republic.

Western Nevada Basin Property

On June 1, 2016, the Company entered into an agreement to acquire the mineral rights to 500 Placer claims situated in the Railroad Valley, Nye County, Nevada in exchange for $100,000 and the issuance of 16,000,000 common shares of the Company to be issued on June 15, 2016. The original agreement was subject to a 2% net smelter return from the production or sale of minerals from the claims which could be reduced to 1% on a one-time payment of $1,000,000 at any time prior to commencement of commercial production. Subsequent to June 30, 2016, the agreement was amended to remove the net smelter return and in exchange, the Company issued an additional 636,943 common shares.

The Western Nevada Basin (WNB) Property is located in east central Nye County, Nevada (Figure 1) approximately 93 miles northeast of the county seat of Tonopah, NV, the major commercial center for the region; 56 miles southwest of the town of Ely, NV and 120 miles northeast of the village of Silver Peak the only currently operating Lithium producer in the State.

Figure 1. Location Map The Western Nevada Basin Project is located within the central portion of the Railroad Valley playa about approximately 169 miles north-northwest of Las Vegas, NV and 234 miles east-southeast of Reno, NV.

(Figure 2). The Western Nevada Basin Property covers a total of 10,000 acres. It consists of a total of five hundred (500) placer claims (Figure 2). Each claim covers approximately 20 acres and was laid out by aliquot parts as required by the Bureau of Land Management.

Lithium is a locatable mineral according to the Code of Federal Regulations. Lithium should be located by lode claims where it occurs in bedrock and by placer claims where it occurs in sediments. A body of legal precedence set during the original development of lithium brines in the area provides that lithium in valley sediments by nature of the unconsolidated host rock are staked by and produced from placer claims.

The WNB project is held by 500, 20 acre placer claims, which are located on public Federal lands managed by the Bureau of Land Management. The placer claims are located on U.S. Surveyed lands and fit to aliquot parts.

In Nevada, the claim staking procedure requires recording documents with both the county Recorder’s Office and then with the state Bureau of Land Management office. Claims must be held by posts at the claims four corners and Notice of Location which describe the claims legal description of location and owner. The claims are required to be recorded at the county courthouse within the proper jurisdiction within 90 days from the staking date.

Placer claims on Federal lands are held to a September 1 to August 31 assessment year when Intent to Hold or Proof of Labor documents need to be filed with the county for the annual assessment work. The pertinent documents are filed with the Nye County Recorder’s Office.

The current annual maintenance fee is $155 per 20 acre (or a portion thereof) placer claim (http://www.blm.gov/ca/st/en/info/iac/miningfacts.html). Payment of those fees allows the claim to stay on the BLM active data base. Non-payment results in the claims moving to ‘closed’ status. Before August 31st each year, a payment of $155 per claims is made to the BLM to hold the claims in good standing for the following assessment year. The total cost for the 500 WNB claims is $77,500.

On or after September 1st, 2016, the BLM interactive website LR2000 (http://www.blm.gov/lr2000/) will show that the claims have been assigned AMC numbers which represents that all the documents have been recorded and the fees paid. Therefore the claims are ‘active.’

The claims are transferred from Plateau Ventures to the Company by a transfer method of a ‘Quit Claim Deed’ which transfers official title to the Company. Before Oct 31st each year, it is necessary to make a payment to the county of $10 per claim to file an affidavit of assessment fees paid and notice of intent to hold the claims into the next assessment year. The total cost for the 500 WNB claims will be $5,000.

As public lands, there is right of free access and both surface and mineral rights are held by the Federal government. Public records (Management, Bureau of Land) show no military withdrawals or Areas of Critical Environmental Concern. The Railroad Valley Wildlife Management Area is located to the west of the WNB claim boundary and has no effect on any planned work on the WNB claim area.

There is free access to the Federal land in Railroad Valley and there are no restrictions on casual prospecting. New exploration drilling will trigger a permitting process. There are two major levels of permitting: Notice of Intent (NOI) and Plan of Operations (POO). Historically, if the proposed disturbance was less than 5 acres or 1,000 tons, then the work can proceed under a NOI if there are no complications such as ancient ruins or endangered species. Application for a NOI is relatively simple with requirements like bonding the access route and re-seeding afterwards. A NOI is valid for two years and may be renewed on a two year basis. Maintaining it requires maintaining bonds and seeding disturbed areas when the work is complete. A POO is more complicated with requirements like an archeological survey, environmental assessment, etc. The BLM may respond within 15 days to a NOI application whereas a POO may require several months to years for final acceptance.

Any drilling planned will require a NOI filed with the Tonopah office of the BLM. To the best of the Company’s knowledge, there are no known environmental liabilities to which the property is subject or other significant factors and risks that may affect access, title, or the right or ability to perform work on the property.

Accessibility

The main route of access to the WNB project is Nevada State U.S. Route 6 which provides all year access to Railroad Valley and the project area. U.S. Route 6 provides direct access to the two nearby commercial centers; Tonopah, located southwest of the project at the junction of Routes 6 and 95, approximately 90 minutes away, and Ely, a slightly larger commercial center with a population of over 4,200 approximately, located northeast of the project approximately 60 minutes away. US Highway 95 is the main highway linking Las Vegas and Reno, the two largest metropolitan areas in Nevada.

Climate

Railroad Valley is in the rain shadow of the Sierra Nevada Mountains. The region is arid to almost semiarid. Winters are cold while summers are hot. Average annual precipitation is approximately 5 inches; however, variations occur at differing altitudes.

Exploration can be conducted year around.

Local Resources

The Railroad Valley contains several small communities; which include Currant, Crows Nest, Green Springs, Lockes, and Nyala. Electrical power is available within the valley area.

The larger population centers of Ely and Tonopah are connected via U.S. Route 6 to the project area. Tonopah has a population of approximately 2,500 and is the governmental center for the region. Ely has a population of approximately 4,250 and is the closest commercial center. Groceries, hardware, a bank and a choice of motels and restaurants are available in both Ely and Tonopah.

Mining personnel can be sourced mostly from the larger towns of Tonopah or Ely.

Infrastructure

A reasonable network of 4x4, graded and paved roads connects the claim area to the rest of Nevada. Electrical power is available at several sites throughout the valley and could easily provide power to any operation at the project area. The nearest rail and large commercial airline service is to Las Vegas, NV approximately 169 miles to the south.

Physiography

Railroad Valley is one of the longest topographically closed drainage basins in Nevada, extending more than 110 miles in a north-south direction and up to 20 miles wide. The Valley is one of the Central Nevada Desert Basins in the Tonopah Basin. The southern end of the valley begins near Gray Top Mountain (7,036 feet) and stretches north all the way to Mount Hamilton (10,745 feet). The mountain masses are dominated by the White Pine, Grant and Quinn Canyon ranges east of the valley.

Railroad Valley comprises an area of approximately 2,750 square miles. Two playa areas occur within the valley. The Property is located on the huge Northern Playa on the valley floor at elevations generally of 4400 – 4700 feet. The valley floor is characterized by subdued topography with washes eroding into slightly older valley-fill sediments.

The claims are located on the playa and vegetation is sparse. There is sufficient surface area for recovery facilities within the claim group. Water in the basin is unallocated, which is an advantage for processing in the future.

Geologic Setting

The claims are located in the Basin and Range physiographic province which stretches from southern Oregon and Idaho to Mexico. It is characterized by extreme elevation changes between mountains and flat intermountain valleys or basins.

Plate tectonics powered by crustal spreading broadly generates two types of forces: compression as plates are moved together and extension as those forces relax. Compression was the dominant geologic force affecting the western United States beginning about 200 million years ago as the Pacific Ocean plate moved eastward under the North American continent. Those forces compressed the overlying pile of sedimentary rocks accumulated over hundreds of millions of years into a thick stack reaching up to elevations of 10 – 14,000 feet, similar to the altiplano of Mexico and South America which formed at the same time from similar forces. That highland plateau stretched west – east from the Sierra Nevada Mountains in California to the Wasatch Range in Utah.

Extension became the dominant force beginning in the Eocene - Oligocene epochs approximately 55 to 25 million years ago. Also, the relative movement of the tectonic plates changed about 30 million years ago with the movement becoming more oblique to the continent. That relaxed the compressional forces and also tended to ‘tear’ the crust apart, creating diagonal extensions.

The resulting compressional and extensional tectonics have created throughout Nevada a classical Basin and Range province consisting of narrow, N- to NE-trending, fault block mountain chains separated by flat, linear valleys. This geological pattern is repeated across the State and has created a number of currently arid, ‘trapped’ or closed basins with respect to drainage that have the potential of containing Lithium Brine deposits.

Geology of Lithium Brines

Lithium brine deposits are accumulations of saline groundwater that are enriched in dissolved lithium. All producing lithium brine deposits share a number of first-order characteristics: (1) arid climate; (2) closed basin containing a salt flat (Playa or Salar); (3) tectonically driven subsidence; (4) associated igneous or geothermal activity; (5) suitable lithium source-rocks; (6) one or more adequate aquifers; and (7) sufficient time to concentrate a brine.

The single most important factor determining if a nonmarine basin can accumulate lithium brine is whether or not the basin is closed.

Lithium enriched brines are formed by complex and multiple processes of evaporation, re-mobilization, and salt and lithium clay dissolution and precipitation. In essence, lithium is liberated by weathering or derived from hydrothermal fluids from a variety of rock sources within a closed basin where Lithium, a lightweight element, cannot escape.

Lithium is highly soluble and, unlike sodium (Na), potassium (K), or calcium (Ca), does not readily produce evaporite minerals when concentrated by evaporation. Instead it ends up in residual brines in the shallow subsurface. Economic brines have Li concentrations in the range of 200 to 4,000 milligrams per liter (mg/l). 1 mg/l = 1 ppm.

Clayton Valley contains the only currently producing Lithium Brine project in Nevada. Production has been on-going since 1967. The production at Clayton Valley is located approximately 120 miles west of the Railroad Valley. Evidence from Clayton Valley suggests that felsic vitric tuffs are a particularly favorable primary source of Lithium, as well, uplifted Neogene lake beds from earlier in the basin’s history, which have been altered to hectorite, may provide a source of Lithium.

Geology of Railroad Valley

Railroad Valley has produced about 44 million barrels of oil (MMBO) from nine fields and has been extensively studied to determine relations between structure and oil production. Several interpretations of basin configuration have evolved, based on improved seismic acquisition and processing and better understanding of deformation styles and kinetics.

Oil was first discovered at Railroad Valley by Shell Oil in 1954. The discovery well reached a depth of 10,360 feet before being completed at a productive interval between 6,450 and 6,730 feet.

The valley fill is essentially wedge shaped with the wedge increasing in thickness from west to east. A low-angle attenuation fault has been reported to underlie Railroad Valley which has been interpreted to be a result of asymmetric arching rather than a series of down-to-the-west high-angle normal faults.

The stratigraphy of the valley is known to contain Paleozoic platform carbonate rocks, Tertiary volcanic rocks, and Tertiary lacustrine sediments. In comparison to Clayton Valley, the Railroad Valley has a large endowment of Tertiary volcanic flows and tuffaceous rocks.

Oil exploration has reported a number of laterally continuous thick Brine horizons throughout Railroad Valley. Sampling for Lithium from the brines was not conducted by the oil industry. Good reservoir rocks for oil may not represent good reservoir hosts for Lithium. The underlying brine-waters of the Railroad Valley were at one time examined as a potential reservoir for Las Vegas.

Volcanic rocks form a large part of the Oligocene to Neogene rock sequence: ash-flow tuffs and basalt flows from major calderas in eastern and central Nevada. Thickness of the volcanic section can vary greatly because of Neogene erosion and faulting. The thickness of ash flow tuffs in Railroad Valley can range from less than 1,000 ft. to more than 3,000 ft. These rocks have shown good porosity and may represent an enormous source for Lithium.

Tertiary lacustrine formations consist of varying proportions of fresh-water carbonate, shale, sandstone, and volcanic debris. To date, oil production from Tertiary lacustrine reservoirs is limited, but there is production from the Sheep Pass Formation in the Eagle Springs field, and formerly there was production from Currant field; both in Railroad Valley.

The northern Playa area of Railroad Valley contained a large lake during the Pleistocene Epoch, more than 7,000 years ago. The lake has subsequently evaporated within the valley; however, at one point it reportedly covered an area of over 525 square miles and attained a maximum depth of 315 feet.

The large Railroad Valley north playa today is partly covered by young erosional alluvium.

Mineral Resources and Mineral Reserves

The Railroad Valley has demonstrated enrichment in lithium in the nearby dry sediments as evidenced from the NURE sample database from the U.S. Geologic Survey. However, the project is at an exploration stage. There are no lithium brine mineral resources or reserves for the property.

Oroplata’s Main Product

Oroplata's main product will be the sale of Lithium Carbonate or Lithium Hydroxide that can be extracted from its Western Nevada Basin Project once the claim has been explored. Since the Western Nevada Basin has yet to be fully explored by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration Facilities

The Company has no plans to construct any processing facilities until an ore body of reasonable worth is found; which might never happen.

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

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is Vincent Ramirez, 1802 North Carson Street, Carson City, NV 89701. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

Our shares have recently been quoted on the OTC Bulletin Board (“OTCBB”) under the symbol of ORRP.

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

HOLDERS OF OUR COMMON STOCK

As of December 7, 2016, there were 24 registered holders of record totaling 59,136,943 issued and outstanding shares of common stock.

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

Stock Options, Warrants and Rights

As at September 30, 2016, Oroplata has 1,594,000 potentially issuable shares of common stock including:

•

242,000 potentially issuable shares of common stock from cashless warrants issued as bonus compensation for debt securities issued during the year; and

•

1,352,000 potentially issuable shares of common stock from $232,000 of convertible debt instruments that were issued during the year.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2016 $	September 30, 2015 $
Current Assets	90,040	10,946
Current Liabilities	306,033	101,666
Working Capital (Deficit)	(215,993)	(90,720)

Cash Flows

	September 30, 2016 $	September 30, 2015 $
Cash Flows used in Operating Activities	(402,402)	(32,941)
Cash Flows used in Investing Activities	(100,000)	-
Cash Flows from Financing Activities	582,496	20,639
Net increase (decrease) in Cash During Period	80,094	(12,302)

Operating Revenues

During the years ended September 30, 2016 and 2015, the Company did not record any revenues from operations.

Operating Expenses and Net Loss

During the year ended September 30, 2016, the Company incurred operating expenses of $28,293,931 compared to $37,988 during the year ended September 30, 2015. The increase in operating expenses is due to an impairment charged against the acquisition of the Nye Claims during the year of $27,051,848, and an increase in exploration costs of $141,800 related to costs incurred on the Nye Claims that were acquired in fiscal 2016. Furthermore, there was an increase in general and administrative costs of $1,062,295 related to consulting costs incurred to consultants as part of the Company’s operations, $295,059 of stock-based compensation costs relating to bonus cashless warrants issued to note holders for issuance of convertible notes, $425,000 for the issuance of common shares for consulting services, and $60,000 for management fees incurred to officers and directors of the Company.

Net loss for the year ended September 30, 2016 was $28,331,180 compared with $37,988 during the year ended September 30, 2015. In addition to operating expenses, the Company incurred $37,249 of interest expense during fiscal 2016 for interest accrued on the convertible notes and the loan payable issued during the year.

For the year ended September 30, 2016, the Company recorded a loss per share of $0.66 per share compared with a loss per share of $0.00 per share for the year ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company’s total asset balance was $90,040, comprised primarily of cash, compared to $10,946 for the year ended September 30, 2015 which included $9,946 of cash and $1,000 of prepaid expenses. The increase in total assets is largely due to an increase in cash from proceeds received from the issuance of convertible notes and a loan payable of $534,000 of which a portion of the cash remained unspent as at September 30, 2016.

As of September 30, 2016, the Company had total liabilities of $609,033 compared with total liabilities of $101,666 as at September 30, 2015. The increase in total liabilities was attributed to an increase of $303,000 for the issuance of a note payable during the year, which is unsecured, bears interest at 2.5% per annum, and is due on or before June 15, 2018, and $32,679 of convertible notes payable net of unamortized discount of $198,321 which are unsecured, and bears interest at 10% per annum. There was an increase in accounts payable and accrued liabilities of $75,192 due primarily to consulting fees that were unpaid, and $96,496 for amounts due to related parties for outstanding management fees and additional investments into the Company’s working capital during the year.

As of September 30, 2016, the Company had a working capital deficit of $215,993 compared with $90,720 as of September 30, 2015. The increase in working capital deficit is due to additional long-term funding received from a loan holder which was used for operating activities.

During the year ended September 30, 2016, the Company issued 16,636,934 common shares with a fair value of $26,951,848 as part of the acquisition costs of the Nye Claims, and issued 500,000 common shares with a fair value of $425,000 for consulting services.

Cashflows from Operating Activities

During the year ended September 30 2016, the Company used $402,402 of cash for operating activities compared to $32,941 during the year ended September 30, 2015. The increase in cash used for operating activities was due to the fact that the Company raised $582,496 of cash from financing activities which was used to acquire a new claim in Nye County, Nevada which resulted in additional consulting and overhead operating costs incurred during the year.

Cashflows from Investing Activities

During the year ended September 30, 2016, the Company used $100,000 as part of the acquisition costs for the Nye County Claims. During the year ended September 30, 2015, the Company had no investing activities.

Cashflows from Financing Activities

During the year ended September 30, 2016, the Company received $582,496 from financing activities including $534,000 from the issuance of convertible notes and loan payable, and $48,496 from related parties. During the year ended September 30, 2015, the Company received $20,639 of financing proceeds which were primarily from related parties.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OROPLATA RESOURCES, INC.

Financial Statements

For the Years Ended September 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statement of Stockholders’ Deficit

F-4

Consolidated Statements of Cash Flows

F-5

Notes to the Consolidated Financial Statements

F-6

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Oroplata Resources, Inc.

We have audited the accompanying consolidated balance sheets of Oroplata Resources, Inc. (the Company) as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oroplata Resources, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

December 13, 2016

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	September 30, 2016 $	September 30, 2015 $

ASSETS

Current assets

Cash	90,040	9,946
Prepaid expenses	–	1,000

Total assets	90,040	10,946

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	95,208	20,016
Due to related parties	178,146	81,650
Convertible notes payable, net of unamortized discount of $198,321 and $nil, respectively	32,679	–

Total current liabilities	306,033	101,666

Note payable	303,000	–

Total liabilities	609,033	101,666

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 57,136,943 and 40,000,000 common shares, respectively	57,137	40,000

Additional paid-in capital	27,925,770	40,000

Deficit	(28,501,900)	(170,720)

Total stockholders’ equity (deficit)	(518,993)	(90,720)

Total liabilities and stockholders’ equity (deficit)	90,040	10,946

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

	For the year ended September 30, 2016 $	For the year ended September 30, 2015 $

Revenues	–	–

Expenses

Exploration costs	152,500	10,700
General and administrative	1,089,583	27,288
Impairment of mineral property	27,051,848	–

Net loss before other expenses	(28,293,931)	(37,988)

Other expenses

Interest expense	37,249	–

Net loss	(28,331,180)	(37,988)
Net loss per share, basic and diluted	(0.66)	(0.00)
Weighted average shares outstanding	43,239,306	40,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statement of Stockholders’ Deficit

	Common Shares		Additional Paid-In Capital $	Deficit $	Total $
	Number	Amount $

Balance, September 30, 2014	40,000,000	40,000	40,000	(132,732)	(52,732)

Net loss for the year	–	–	–	(37,988)	(37,988)

Balance, September 30, 2015	40,000,000	40,000	40,000	(170,720)	(90,720)

Shares issued to acquire mineral property	16,636,943	16,637	26,935,211	–	26,951,848

Shares issued for services	500,000	500	424,500	–	425,000

Fair value of cashless warrants	–	–	295,059	–	295,059

Fair value of beneficial conversion feature	–	–	231,000	–	231,000

Net loss for the year	–	–	–	(28,331,180)	(28,331,180)

Balance, September 30, 2016	57,136,943	57,137	27,925,770	(28,501,900)	(518,993)

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

	For the year ended September 30, 2016 $	For the year ended September 30, 2015 $

Operating Activities

Net loss	(28,331,180)	(37,988)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	32,679	–
Fair value of cashless warrants	295,059	–
Impairment loss on mineral property	27,051,848	–
Shares issued for services	425,000	–

Changes in operating assets and liabilities:
Prepaid expenses	1,000	(1,000)
Accounts payable and accrued liabilities	75,192	6,047
Due to related parties	48,000	–

Net Cash Used In Operating Activities	(402,402)	(32,941)

Investing Activities

Mineral property acquisition costs	(100,000)	–

Net Cash Used In Investing Activities	(100,000)	–

Financing Activities

Advances from related parties	48,496	20,639
Proceeds from issuance of notes payable	534,000	–

Net Cash Provided By Financing Activities	582,496	20,639

Increase (decrease) in Cash	80,094	(12,302)

Cash – Beginning of Period	9,946	22,248

Cash – End of Period	90,040	9,946

Non-cash investing and financing activities:

Shares issued for acquisition of mineral properties	26,951,848	–
Discount on convertible debenture	198,321	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the year ended September 30, 2016

1.

Organization and Nature of Operations

Oroplata Resources Inc. (the “Company”) was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On July 26, 2016, the Company incorporated Lithortech Resources Inc., a Nevada company, as a wholly-owned subsidiary. The Company currently holds mineral rights in the Dominican Republic and in the Western Nevada Basin of Nye County in the state of Nevada.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2016, the Company has not earned revenue, has a working capital deficit of $215,993, and an accumulated deficit of $28,501,900. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2016 and 2015, there were no cash equivalents.

(c)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the year ended September 30, 2016

2.

 Summary of Significant Accounting Policies (continued)

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

(e)

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

(f)

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2016, the Company has 1,594,000 (2015 – nil) potentially dilutive shares.

(g)

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

(h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and 2015, the Company has no items representing comprehensive income or loss.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the year ended September 30, 2016

2.

 Summary of Significant Accounting Policies (continued)

(i)

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

(j)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, convertible debt, and notes payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(k)

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

Due to the Company’s net loss position from inception on October 6, 2011 to September 30, 2016, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at September 30, 2016. The Company may be subject to a reassessment of income taxes, as U.S. state statutes of limitations for income tax assessment vary from state to state.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the year ended September 30, 2016

2.

 Summary of Significant Accounting Policies (continued)

(k)

Income Taxes (continued)

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended September 30, 2016 and 2015, there were no charges for interest or penalties.

(l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2016 and 2015, the Company did not grant any stock options.

(m)

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

(n)

Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred.

(o)

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

(b)

On June 1, 2016, the Company acquired the mineral rights to 500 lithium claims situated in the Railroad Valley in the Western Nevada Basin of Nye County, Nevada in exchange for $100,000 and the issuance of 16,000,000 common shares of the Company to be issued on June 15, 2016. The agreement is subject to a 2% net smelter return from the production or sale of minerals from the claims and may be reduced to 1% on a one-time payment of $1,000,000 at any time prior to commencement of commercial production. Furthermore, the Company is required to incur exploration expenditures of $77,500 prior to July 31, 2016. In July 2016, the agreement was amended to remove the net smelter return and in exchange, the Company issued an additional 636,943 common shares. Refer to Note 6.

The total consideration given for the mineral rights was $27,051,848 which includes the $100,000 payment and the 16,636,943 shares of common stock valued at $26,951,848. The total amount of $27,051,548 was impaired and recorded as an impairment loss for the year ended September 30, 2016.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the year ended September 30, 2016

4.

Notes Payable

(a)

On July 18, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $121,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on April 18, 2017, and is convertible into common shares of the Company at $0.50 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $121,000 (2015 - $nil), and recorded accretion expense of $32,679 (2015 - $nil). As at September 30, 2016, the carrying value of the note payable is $32,679 (2015 - $nil), the unamortized discount on the note is $88,321 (2015 - $nil), and accrued interest of $3,279 (2015 - $nil) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(b)

On September 28, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on September 30, 2017, and is convertible into common shares of the Company at $0.10 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $110,000 (2015 - $nil). As at September 30, 2016, the carrying value of the note payable is $nil (2015 - $nil), and the unamortized discount on the note is $110,000 (2015 - $nil).

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

(c)

On June 15, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $400,000. During the year ended September 30, 2016, the Company received proceeds of $303,000 (2015 - $nil) on the loan. The loan is unsecured, bears interest at 2.5% per annum, and is due on or before June 15, 2018. As at September 30, 2016, accrued interest of $1,289 (2015 - $nil) has been recorded in accounts payable and accrued liabilities.

5.

Related Party Transactions

(a)

As at September 30, 2016, the Company owes $120,146 (2015 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand. During the year ended September 30, 2016, the Company received advances of $38,496 (2015 - $20,265) from the former Chief Executive Officer and Director of the Company.

(b)

As at September 30, 2016, the Company owes $33,000 (2015 - $nil) to the Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the year ended September 30, 2016, the Company received advances of $10,000, recorded management fees of $30,000, and repaid $7,000 to the Chief Executive Officer and Director of the Company.

(c)

As at September 30, 2016, the Company owes $25,000 to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the year ended September 30, 2016, the Company recorded management fees of $30,000 and repaid $5,000 to the directors of the Company.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the year ended September 30, 2016

6.

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

(c)

On June 15, 2016, the Company acquired mineral properties in Nye County, Nevada from Plateau Ventures LLC (“Plateau”), a non-related party, in exchange for the issuance of 16,636,943 common shares of the Company with a fair value of $26,951,848, which is the end of day trading price of the Company’s common shares on the date of the agreement which was the date that the shares became issuable. The common shares were issued on July 22, 2016.

(d)

On August 19, 2016, the Company issued 500,000 common shares with a fair value of $425,000 to a consultant for services. The fair value of the common shares is based on the end of day trading price of the Company’s common shares on the date of issuance.

7.

Cashless Warrants

	Number of cashless warrants	Weighted average exercise price $

Balance, September 30, and 2015	–	–

Granted	242,000	0.50
Exercised	–	–
Forfeited	–	–

Balance, September 30, 2016	242,000	0.50

Additional information regarding cashless warrants as of September 30, 2016, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Cashless Warrants	Weighted Average Remaining Contractual Life (years)

0.50	242,000	4.9

The fair values for cashless warrants granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2016	2015

Risk-free interest rate	1.00%	–
Expected life (in years)	5.0	–
Expected volatility	236%	–

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the year ended September 30, 2016

8.

Commitments

(a)

On July 1, 2016, the Company entered into management agreements as follows:

•

Chief Executive Officer and Director of the Company for a twelve month term with monthly management fees of $10,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses;

•

Director of the Company for a three month term with monthly management fees of $5,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses; and

•

Director of the Company for a three month term with monthly management fees of $5,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses.

(b)

On July 1, 2016, the Company entered into consulting agreements as follows:

•

Consultant for general business, business development, and corporate advice for a period of six months at a rate of $5,000 per month;

•

Consultant for business development and field technician services for a period of six months at a rate of $3,000 per month;

•

Consultant for business development and field technician services for a period of six months at a rate of $5,000 per month; and

•

Consultant for administrative assistance and translation services for a period of six months at a rate of $2,000 per month.

(c)

On August 10, 2016, the Company entered into a consulting agreement with a consultant for general business, business development, and corporate advice for a period of six months at a rate of $10,000 per month.

9.

Income Taxes

The Company has $1,122,314 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 30% to net loss before income taxes. As at September 30, 2016 and 2015, the Company had no uncertain tax positions. The Company has three open tax years for federal income tax purposes.

	September 30, 2016 $	September 30, 2015 $

Net loss before taxes	28,331,180	37,988
Statutory rate	30%	30%

Computed expected tax recovery	8,499,354	11,397
Permanent differences and other	(8,213,876)	–
Change in valuation allowance	(285,478)	(11,397)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at September 30, 2016 and 2015 after applying enacted corporate income tax rates are as follows:

	2016 $	2015 $

Net operating losses carried forward	336,694	51,216
Valuation allowance	(336,694)	(51,216)

Net deferred tax asset	–	–

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the year ended September 30, 2016

10.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the consolidated financial statements, and did not have any material recognizable subsequent events after September 30, 2016 with the exception of the following:

In November 2016, the Company issued 2,000,000 common shares to Plateau Ventures LLC as settlement for consulting services and claim staking.

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

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2016 (the “Evaluation Date”). Based on that evaluation, the sole director and officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to directors and officers to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of our directors and officers, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our sole director and officer; and

•

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

The Company's CEO conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of September 30, 2016, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's sole director and officer has concluded that, as of September 30, 2016, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
Craig Alford	54	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director.
William Hunter	47	Director
Gregory Kuzma	63	Director
Michael Mason	71	Director

Craig Alford, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director

Mr. Alford, age 54, holds both a Bachelor of Science (Hons) and a Master of Science in Geology. He is a registered Professional Geoscientist (P.Geo) in Ontario and is a Qualified Person, as defined in National Instrument 43-101. During his 30 years of experience worldwide, Mr. Alford has designed, managed and provided technical direction for projects throughout North and South America, China, Central Asia, Russia, Australia and Africa. Mr. Alford's experience has included senior positions for a number of large mining companies including, Zijin Mining Group, China Railway, and Teck Mining Ltd. During Mr. Alford's tenure with the Zijin Mining Group he was part of the team that was responsible for an approximate $80 million investment in Pretium Resources Inc. Pretium now has production targeted for its Northern BC, Canada site in 2017. The other major investments Mr. Alford was involved with at Zijin was the $298 million investment into Barrick Gold Porgera mine and the $412 million investment into Ivanhoe Mines Ltds' Kamoa Copper Project. The Kamoa project is expected to be one of the biggest copper mines in the world. Mr. Alford has negotiated with several Heads of State, as well as assisting the World Bank and the China-Africa Development Fund in tax policy, planning and investment risk.

William Hunter, Director

Mr. Hunter, age 47, received his B.Sc. from DePaul University in Chicago and an MBA with distinction from the Kellstadt School of Business at DePaul University. Mr. Hunter is a seasoned financial executive with over 20 years of advisory and capital markets experience. Bill has been involved in over $20 billion of transactions throughout his career in the natural resources and industrial industries. Bill led the Americas Banking team at Nomura where he advised Mitsui in their acquisition of a minority interest in the Moatize Coal Mining complex from Vale and Globe Specialty Metals in their $3.1 billion ‘merger of equals’ transaction with FerroAtlantica. Before Nomura he led the team at Jefferies and did numerous transactions for companies like Alpha Natural Resources, Fortescue Metals Group and Murray Energy.

There have been no transactions since the beginning of the Company's last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Hunter (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Hunter was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Gregory Kuzma, Director

Mr. Kuzma, age 63, received his B.Sc. in Geology from the University of Southern California. Mr. Kuzma is well-respected and highly skilled exploration geologist with over 30 years’ experience. Greg has operated as a consultant with numerous mining groups and spent 12 years as Senior Project Geologist in Nevada for Teck Resources. Mr. Kuzma has extensive mining experience in the Southwest United States, Mexico, El Salvador and Argentina. He has evaluated, designed, managed and implemented over 40 drill programs within Nevada’s Great Basin.

There have been no transactions since the beginning of the Company's last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Kuzma (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Kuzma was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Michael Mason, Director

Mr. Mason, age 71, received his Bachelor of Science Degree in Metallurgical Engineering from the University of Arizona and a Master's Degree in Business Administration specializing in Finance, from the University of California at Los Angeles. Mike is a seasoned mining executive with extensive experience worldwide in project due diligence, mine development, strategic planning, metals marketing, risk management and project financing as well as international trade and off-take agreements. He has worked on some of the world’s largest deposits including the Escondida Copper project in Chile, the Olympic Dam project in Australia, La Candelaria in Chile, and the San Cristobal Mine in Bolivia. Mike has also been associated with the commissioning, evaluation and management of large smelting operations across South America, India, Korea, Mexico, Canada and the U.S.

Throughout a career that has spanned 50 years Mike has held numerous senior and executive management positions. He has served as a director of Euromax Resources Ltd; President and COO of Global Gold Corporation; President of MBMI Int’l; CEO, President & Director of Metals Concentrates International; Managing Director, Senior Trader for Marc Rich as well as others.

There have been no transactions since the beginning of the Company's last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Mason (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Mason was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not adopted a Code of Ethics and Business Conduct. Management intends to adopt a Code of Ethics and Business Conduct in the near future.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board and hold office until removed by the Board, absent an employment agreement.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is the early stages of operations. The Company has one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Craig Alford CEO, CFO, CAO and President	None	None	None

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Alford President, CEO, CFO, and Director	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Greg Kuzma Director	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000
William Hunter Director	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000

Outstanding Equity Awards

Since incorporation on October 6, 2011, we have not granted any stock options or stock appreciation rights to our executive officer or directors.

Compensation of Directors and Officers

We have no standard arrangement to compensate our directors for their services in the capacity as a director. There is no compensation arrangement, either written or unwritten, to compensate our officers and directors. In the future our Directors will not be compensated for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Craig Alford Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	4,000,000 (Direct)	7.00%
Common Stock	Gregory Kuzma, Director	1,000,000 (Direct)	1.75%
Common Stock	William Hunter, Director	1,000,000 (Direct)	1.75%
Common Stock	Michael Mason, Director	1,400,000 (Direct)	2.45%
Security Ownership of Certain Beneficial Owners
Common Stock	Tangiers	5,600,000	9.80%

Notes:

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2016. As of September, 2016, there were 57,136,943 shares of our common stock issued and outstanding.

Holders of Common shares

As of the date of this Form 10-K, the Company had 24 shareholders including our officers and directors.  The number of shares held by the officers and directors is 7,400,000 common shares.

Market Information

Oroplata’s stock is quoted on the OTCBB under the symbol of ORRP. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K. Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time. If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock. This would make it far more difficult for stockholders to dispose of their common stock. This could have an adverse effect on the price of the common stock.

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

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Oroplata has not issued any stock options or share purchase warrants to its directors and officers.

As at September 30, 2016, the Company has 242,000 cashless warrants issued as part of the bonus compensation for debt financing.

As at September 30, 2016, the Company has $232,000 of outstanding convertible debentures, which are unsecured, bears interest at 10% per annum, and is convertible into common shares between $0.10 to $0.50 per share. As at September 30, 2016, if the debenture holders chose to convert their debentures, the Company would be required to issue 1,352,000 common shares.

Oroplata has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 59,136,943 shares are presently issued.

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

We have no employment agreements.

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

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is Vincent Ramirez, 1802 North Carson Street, Suite 208, Carson City, NV 89701. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended September 30, 2016	Year Ended September 30, 2015
Audit Fees	$8,500	$12,500
Audit-Related Fees	$ Nil	$Nil
Tax Fees	$ Nil	$Nil
All Other Fees	$ Nil	$Nil
Total	$ 8,500	$12,500

PART IV

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

OROPLATA RESOURCES, INC.

(Registrant)

By: /s/ “Craig Alford”

Craig Alford

Chief Executive Officer, Chief Accounting Officer,

President and Director

Date: December 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By: /s/ “Craig Alford”

Craig Alford

Chief Executive Officer, Chief Accounting Officer,

President and Director

Date: December 14, 2015