Form 10-Q
period 2016-12-31
Oroplata Resources, Inc.
filed 2017-02-21
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2016

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 16, 2017 was 59,200,000.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

OROPLATA RESOURCES, INC.

Condensed Financial Statements

For the Period Ended December 31, 2016 (unaudited) and September 30, 2016

Condensed Consolidated Balance Sheets (unaudited)

4

Condensed Consolidated Statements of Operations (unaudited)

5

Condensed Consolidated Statements of Cash Flows (unaudited)

6

Notes to the Condensed Consolidated Financial Statements (unaudited)

7

OROPLATA RESOURCES, INC.

Condensed Consolidated Balance Sheets

	December 31, 2016 $	September 30, 2016 $
	(unaudited)
ASSETS

Current assets

Cash	5,568	90,040
Prepaid expenses	2,000	–

Total assets	7,568	90,040

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	165,846	95,208
Due to related parties	193,146	178,146
Convertible notes payable, net of unamortized discount of $129,967 and $198,321, respectively	101,033	32,679

Total current liabilities	460,025	306,033

Note payable	303,000	303,000

Total liabilities	763,025	609,033

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 59,136,943 and 57,136,943 common shares, respectively	59,137	57,137
Additional paid-in capital	28,523,770	27,925,770
Deficit	(29,338,364)	(28,501,900)

Total stockholders’ equity (deficit)	(755,457)	(518,993)

Total liabilities and stockholders’ equity (deficit)	7,568	90,040

(The accompanying notes are an integral part of these condensed financial statements)

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31, 2016 $	For the three months ended December 31, 2015 $

Revenues	–	–

Expenses

Exploration costs	600,000	–
General and administrative	160,378	20,758

Net loss before other expenses	(760,378)	(20,758)

Other expense

Interest expense	76,086	–

Net loss	(836,464)	(20,758)
Net loss per share, basic and diluted	(0.01)	(0.00)
Weighted average shares outstanding	57,984,769	40,000,000

(The accompanying notes are an integral part of these condensed financial statements)

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended December 31, 2016 $	For the three months ended December 31, 2015 $

Operating Activities

Net loss	(836,464)	(20,758)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	68,354	–
Shares issued for mineral property exploration costs	600,000	–

Changes in operating assets and liabilities:

Prepaid expenses	(2,000)	1,000
Accounts payable and accrued liabilities	70,638	1,785
Due to related parties	15,000	–

Net Cash Used In Operating Activities	(84,472)	(17,973)

Financing Activities

Advances from related parties	–	20,155

Net Cash Provided By Financing Activities	–	20,155

Change in Cash	(84,472)	2,182

Cash – Beginning of Period	90,040	9,946

Cash – End of Period	5,568	12,128

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2016

(unaudited)

1.

Organization and Nature of Operations

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiaries (“Oroplata” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2016, included in our Annual Report on Form 10-K for the year ended September 30, 2016.

The Company was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On July 26, 2016, the Company incorporated Lithortech Resources Inc., a Nevada company, as a wholly-owned subsidiary. The Company currently holds mineral rights in the Dominican Republic and in the Western Nevada Basin of Nye County in the state of Nevada.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2016, the Company has not earned revenue, has a working capital deficit of $452,457, and has an accumulated deficit of $29,338,364. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)

Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL and Lithortech Resources Inc. All inter-company accounts and transactions have been eliminated on consolidation.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2016

(unaudited)

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

The total consideration given for the mineral rights was $27,051,548 which includes the $100,000 payment and the 16,636,943 shares of common stock valued at $26,951,848. The total amount of $27,051,548 was impaired and recorded as an impairment loss for the year ended September 30, 2016.

In November 2016, the Company issued 2,000,000 common shares with a fair value of $600,000 as an amendment to the July 2016 issuance of common shares to remove the net smelter return. In February 2017, the original 636,943 common shares that were issued by the Company was returned to treasury.

4.

Notes Payable

(a)

On July 18, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $121,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on April 18, 2017, and is convertible into common shares of the Company at $0.50 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $121,000. During the period ended December 31, 2016, the Company recorded accretion expense of $40,628 (2015 - $nil). As of December 31, 2016, the carrying value of the note payable is $73,307 (September 30, 2016 - $32,679), the unamortized discount on the note is $47,693 (September 30, 2016 - $88,321), and accrued interest of $6,332 (September 30, 2016 - $3,282) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(b)

On September 28, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on September 30, 2017, and is convertible into common shares of the Company at $0.10 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $110,000. As at December 31, 2016, the carrying value of the note payable is $27,726 (September 30, 2016 - $nil), the unamortized discount on the note is $82,274 (September 30, 2016 - $110,000), and accrued interest of $2,773 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

(c)

On June 15, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $400,000. During the year ended September 30, 2016, the Company received proceeds of $303,000 (2015 - $nil) on the loan. The loan is unsecured, bears interest at 2.5% per annum, and is due on or before June 15, 2018. As at December 31, 2016, accrued interest of $3,198 (September 30, 2016 - $1,289) has been recorded in accounts payable and accrued liabilities.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2016

(unaudited)

5.

Related Party Transactions

(a)

As at December 31, 2016, the Company owes $120,146 (September 30, 2016 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As at December 31, 2016, the Company owes $55,500 (September 30, 2016 - $33,000) to the Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2016, the Company accrued $30,000 of management fees and paid $7,500 to the Chief Executive Officer of the Company.

(c)

As at December 31, 2016, the Company owes $17,500 (September 30, 2016 - $25,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2016, the Company recorded management fees of $nil and repaid $7,500 to the directors of the Company.

6.

Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)

On November 8, 2016, the Company issued 2,000,000 shares of common stock to Plateau Ventures LLC (“Plateau”), a non-related party, to remove the net smelter return of the Nye County properties. Refer to Note 3.

7.

Cashless Warrants

	Number of cashless warrants	Weighted average exercise price $

Balance, September 30, 2016 and December 31, 2016	242,000	0.50

Additional information regarding cashless warrants as of December 31, 2016, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Cashless Warrants	Weighted Average Remaining Contractual Life (years)

0.50	242,000	4.6

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2016

(unaudited)

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

9.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the unaudited consolidated financial statements, and did not have any material recognizable subsequent events after December 31, 2016 with the exception of the following:

(a)

Subsequent to December 31, 2016, the Company issued 700,000 shares of common stock for services.

(b)

In February 2017, 636,943 common shares that were previously issued as part of the amendment for the removal of the net smelter return on the Nye County properties was returned to treasury.

(c)

On February 15, 2017, Craig Alford resigned from his officer positions with the Company and was simultaneously appointed Chief Operating Officer of the Company. Mr. Alford will remain on the Board of Directors of the Company.

(d)

On February 15, 2017, Michael Mason was appointed Chief Executive Officer of the Company. Mr. Mason will remain on the Board of Directors of the Company.

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

Background

Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has performed limited exploration work on its former property, Leomary Gold Claim located in the Dominican Republic. To date it has not performed, and does not expect to perform, any exploration work on its mineral claim called the Mogollon located in the Dominican Republic. On June 1, 2016, the Company entered into a Mineral Claim Purchase Agreement to acquire five hundred (500) lithium mineral claims, totaling 10,000 acres, called the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claims”). The Company, in the second half of 2016, engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts, which is expected to begin in 2017.

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

Oroplata's auditors have issued a going concern opinion on the September 30, 2016 financial statements. This means that its auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on the Mogollon concession. That cash must be raised from other sources. Oroplata's only other source for cash at this time is investment by others in Oroplata, advances from its members of its board of directors or institutional financing. Oroplata must raise cash to implement its planned exploration program

The Company reviews and evaluates long-lived assets, such as its former and present mineral claims, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Recent Developments

Appointment of Mr. Michael Mason and Resignation of Mr. Craig Alford

On February 15, 2017, Craig Alford resigned from his officer positions with the Company and was simultaneously appointed Chief Operating Officer of the Company. Mr. Alford will remain on the Board of Directors of the Company.

On February 15, 2017, Michael Mason was appointed Chief Executive Officer of the Company. Mr. Mason will remain on the Board of Directors of the Company.

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

Preceding the above appointments, the following developments occurred:

Appointment of Mr. Craig Alford and Resignation of Mr. Ruben Ricardo Vasquez

On May 31, 2016, Craig Alford acquired control of twenty-five million (25,000,000) shares (the “Purchased Shares”) of the Company’s issued and outstanding common stock, representing approximately 62.5% of the Company’s total then-issued and outstanding common stock, from Ruben Ricardo Vasquez in accordance with a stock purchase agreement between Mr. Alford and Mr. Vasquez (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Mr. Alford paid an aggregate purchase price of twenty-five thousand dollars ($25,000.00) to Mr. Vasquez in exchange for the Purchased Shares.

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

As a result of these transactions, control of the Company passed to Mr. Alford. The Purchased Shares acquired by Mr. Alford constituted 62.5% of the then issued and outstanding common stock of the Company.

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

•

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

•

Expenditures:

i.

The Company paid seventy seven thousand, five hundred dollars ($77,500), or $155 per claim, to the US Bureau of Land Management; and

ii.

Shall pay annual maintenance fees as applicable.

Full entitlement to the Company of the WNB Claims by Quick Claim Deed was secured on January 2, 2017, when all filing requirements were processed and accepted by the Bureau of Land Management (BLM) in Nevada.

In July 2016, the Company amended the terms of the Agreement to remove the royalty payment of the NSR in exchange for the issuance of 636,943 common shares. In November 2016, the terms of the Agreement were again amended to increase the payment to 2,000,000 common shares, which were issued on November 8, 2016. In February 2017, PVL returned the original 636,943 common shares to the Company.

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named "Oroplata Exploraciones E Ingenieria, Orexi, SRL" in order to hold the mineral rights to a claim named "Leomary Gold Claim". After performing limited exploration work, in September 2014, the Company lost the rights to the Leomary Gold Claim.

The Company acquired rights to a new mineral claim in the Dominican Republic called Mogollon (the “Mogollon Claim”) whereby the Company paid $10,000 for the rights to the minerals on the Mogollon Claim and for the completion of a geological report thereon. To date the Company has not performed, and does not expect to perform, any exploration on the Mogollon Claim.

On June 1, 2016, the Company entered into a Mineral Claim Purchase Agreement to acquire five hundred (500) lithium mineral claims, totaling 10,000 acres, called the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada. The Company, in the second half of 2016, engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts, which is expected to begin in 2017.

Oroplata owns no real estate as such other than the mineral rights to the Mogollon concession located in the Dominican Republic and the Nye County properties located in Nevada, United States.

Western Nevada Basin Property

On June 1, 2016, the Company entered into an agreement to acquire the mineral rights to 500 Placer claims situated in the Railroad Valley, Nye County, Nevada in exchange for $100,000 and the issuance of 16,000,000 common shares of the Company. The original agreement was subject to a 2% net smelter return from the production or sale of minerals from the claims which could be reduced to 1% on a one-time payment of $1,000,000 at any time prior to commencement of commercial production. In July 2016, the agreement was amended to remove the net smelter return and in exchange, the Company issued an additional 636,943 common shares.

The Western Nevada Basin (WNB) Property is located in east central Nye County approximately 93 miles northeast of the county seat of Tonopah, NV, the major commercial center for the region; 56 miles southwest of the town of Ely, NV and 120 miles northeast of the village of Silver Peak the only currently operating Lithium producer in the State.  The Western Nevada Basin Property covers a total of 10,000 acres. Each of the 500 Placer claims covers approximately 20 acres and was laid out by aliquot parts as required by the Bureau of Land Management.

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

The claims were transferred to the Company by a transfer method of a ‘Quit Claim Deed’ which transfers official title to the Company. Before Oct 31st each year, it is necessary to make a payment to the county of $10 per claim to file an affidavit of assessment fees paid and notice of intent to hold the claims into the next assessment year. The total cost for the 500 WNB claims will be $5,000.

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

Oroplata's Main Product

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

Oroplata's office is at 170 S Green Valley Parkway, Suite #300, Henderson, Nevada 89012. At the present time Oroplata does not require its own office space due to having no employees, other than our two officers Mr. Alford and Mr. Mason, but will consider renting office space once our exploration and staff requirements demand it.

Other Mineral Properties

The Company has no other properties other than the Mogollon property located in the Dominican Republic, and the Nye County mineral claims located in Nevada, United States.

Employees

Other than our Board of Directors and our two officers, Mr. Mason and Mr. Alford, who are engaged by the Company as consultants, we do not have any employees. Our officers devote approximately 20 hours a month, collectively, to our operations but will increase the number of hours when an exploration program is undertaken on our mineral properties.

Significant Accounting Policies

Research and Development Expenditures

Oroplata has not expended any money on research and development since its inception.

Patents and Trademarks

Oroplata does not have any patents or trademarks.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

Oroplata has not realized any revenue from its exploration activities on the Mogollon concession or the Nye County properties and it is extremely doubtful that the mineral property will be able to produce any revenue for many years. Without an ore reserve Oroplata cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will Oroplata have any chance of recognizing any form of revenue.

Results of Operations

Revenues

During the three month periods ended December 31, 2016 and 2015, the Company has not realized any revenues.

Expenses

Three months ended December 31, 2016 and 2015

During the three months ended December 31, 2016, the Company incurred operating expenses of $760,378 compared to $20,758 during the three months ended December 31, 2015. The increase in operating expenses is due to $600,000 for the fair value of the issuance of 2,000,000 common shares to Plateau Ventures Inc. as part of the amendment of the acquisition of the Nye County Claims to remove the royalty payments relating to the NSR. Furthermore, the Company incurred $160,378 of general and administrative costs which is comprised of management and consulting fees for due diligence work and service work relating to the Company’s mineral properties and increase day-to-day operating activities.

Net Loss

The Company incurred a net loss of $836,464 or $0.01 loss per share during the three months ended December 31, 2016 compared to a net loss of $20,758 or $nil loss per share during the three months ended December 31, 2015. In addition to operating expenses, the Company also incurred interest and accretion expense of $76,086 relating to interest due on outstanding loans and convertible notes, as well as accretion expense for the discount on the face value of convertible notes to account for the beneficial conversion feature.

Liquidity and Capital Resources

At December 31, 2016, the Company had cash of $5,568 and total assets of $7,568 compared to cash and total assets of $90,040 at September 30, 2016. The decrease in cash and total assets was due to the fact that the Company used more cash for operating activities during the period and did not have any new financing proceeds during the three months ended December 31, 2016.

The Company has a working capital deficit of $452,457 at December 31, 2016 compared to a working capital deficit of $215,993 at September 30, 2016. The increase in the working capital deficit was due to the fact that the Company incurred more operating expense and costs than available cash, which increased the overall working capital deficit.

During the three months ended December 31, 2016, the Company issued 2,000,000 common shares to Plateau Ventures Inc. as part of the amendment to remove the NSR payments originally signed in the agreement. Originally, the Company issued 636,943 common shares to Plateau, but the number of shares to settle the NSR payment was increased due to the overall decrease in the Company’s share price. Plateau returned the original 636,943 common shares in February 2017 and those shares were returned to treasury.

Cash Flows

Cash from Operating Activities

During the three months ended December 31, 2016, the Company used cash of $84,472 for operating activities compared to $17,973 during the three months ended December 31, 2015. The increase in the use of cash for operating activities was due to costs incurred with the acquisition of the Nye County claims which included management fees, professional fees, and consulting fees related to the acquisition and operation of the property.

Cash from Investing Activities

During the three months ended December 31, 2016 and 2015, the Company did not have any investing activities.

Cash from Financing Activities

During the three months ended December 31, 2016, the Company had no financing activities compared to the receipt of $20,155 from related parties during the three months ended December 31, 2015. The amounts received from related parties are unsecured, non-interest bearing, and due on demand.

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

Market Information

Oroplata's stock is presently quoted on the "OTC Markets" under the symbol “ORRP”. With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

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

Outstanding Stock Options, Purchase Warrants and Convertible Securities

On July 18, 2016, the Company issued to an investor a common stock warrant to purchase, up to 121,000 shares (as subject to adjustment as provided therein) of Common Stock at an exercise price of $0.50 per share for a term of five (5) years. Oroplata has not issued any stock options to its director and officer. There are no convertible securities as of the date of this Form 10-Q.

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 59,200,000 shares of common stock are presently issued.

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

Holders of Common Stock

There are 29 shareholders including our officers and directors as of December 31, 2016.

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

Corporate Governance

Director Independence

Craig Alford, William Hunter, Gregory Kuzma and Michael Mason are not independent within the meaning of Section 5605 of NASDAQ.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2016 (the "Evaluation Date"). Based on that evaluation, our management has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

The material weakness identified is described below.

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of December 31, 2016, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XRBL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

_______________

* filed herewith

** to be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: February 21, 2017	By:	/s/ Michael Mason
Michael Mason
Chief Executive Officer, Principal Financial Officer