Form 10-Q
period 2017-03-31
Oroplata Resources, Inc.
filed 2017-05-19
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2017

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a small reporting company)	Smaller reporting company	X .
Emerging growth company	X .

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 19, 2017 was 58,000,000.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. at March 31, 2017 (with comparative figures as at September 30, 2016) and the consolidated statements of operations for the three and six months ended March 31, 2017 and 2016 and the statements of cash flows for the six months ended March 31, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ended September 30, 2017.

OROPLATA RESOURCES, INC.

Condensed Consolidated Financial Statements

For the Period Ended March 31, 2017 (unaudited) and September 30, 2016

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

OROPLATA RESOURCES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2017 $	September 30, 2016 $
	(unaudited)
ASSETS

Current assets

Cash	28,810	90,040

Total assets	28,810	90,040

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	126,031	95,208
Due to related parties	223,146	178,146
Convertible notes payable, net of unamortized discount of $192,964 and $198,321, respectively	222,464	32,679

Total current liabilities	571,641	306,033

Note payable	274,932	303,000

Total liabilities	846,573	609,033

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 58,000,000 and 57,136,943 common shares, respectively	58,000	57,137

Additional paid-in capital	29,684,687	27,925,770

Deficit	(30,560,450)	(28,501,900)

Total stockholders’ equity (deficit)	(817,763)	(518,993)

Total liabilities and stockholders’ equity (deficit)	28,810	90,040

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31, 2017 $	For the three months ended March 31, 2016 $	For the six months ended March 31, 2017 $	For the six months ended March 31, 2016 $

Revenues	–	–	–	–

Expenses

Exploration costs	–	–	600,000	–
General and administrative	1,120,744	5,613	1,281,122	26,371

Net loss before other expenses	(1,120,744)	(5,613)	(1,881,122)	(26,371)

Other expense

Interest expense	(65,342)	–	(141,428)	–
Loss on settlement of debt	(36,000)	–	(36,000)	–

Net loss	(1,222,086)	(5,613)	(2,058,550)	(26,371)
Net loss per share, basic and diluted	(0.02)	(0.00)	(0.04)	(0.00)
Weighted average shares outstanding	58,715,910	40,000,000	58,500,168	40,000,000

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended March 31, 2017 $	For the six months ended March 31, 2016 $

Operating Activities

Net loss	(2,058,550)	(26,371)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	124,160	–
Fair value of share purchase warrants issued	652,977	–
Issuance costs of convertible debt	9,948	–
Convertible note issued for commitment fee	75,000	–
Loss on settlement of debt	36,000	–
Shares issued for mineral property exploration costs	600,000	–
Shares issued for services	292,000	–

Changes in operating assets and liabilities:

Prepaid expenses	–	1,000
Accounts payable and accrued liabilities	90,823	3,763
Due to related parties	45,000	–

Net Cash Used In Operating Activities	(132,642)	(21,608)

Financing Activities

Advances from related parties	–	20,190
Proceeds from issuance of convertible debentures	99,480	–
Proceeds from issuance of note payable	6,000
Repayment on note payable	(34,068)	–

Net Cash Provided By Financing Activities	71,412	20,190

Change in Cash	(61,230)	(1,418)

Cash – Beginning of Period	90,040	9,946

Cash – End of Period	28,810	8,528

Non-cash investing and financing activities:

Discount on convertible debenture	109,428	–
Convertible note issued to settle commitment fee	75,000	–
Shares issued to settle accounts payable	60,000	–
Original issue discount on convertible debentures	9,948	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended March 31, 2017

(unaudited)

1. Organization and Nature of Operations

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiary (“Oroplata” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2016, included in our Annual Report on Form 10-K for the year ended September 30, 2016.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2017, the Company has not earned revenue, has a working capital deficit of $542,831, and an accumulated deficit of $30,560,450. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the period ended March 31, 2017

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

In November 2016, the agreement was amended and the number of shares to be issued for removal of the net smelter return was increased from 636,943 common shares to 2,000,000 common shares. In November 2016, the Company issued 2,000,000 common shares with a fair value of $600,000 as an amendment to the July 2016 issuance of common shares to remove the net smelter return. On February 24, 2017, the original 636,943 common shares that were issued by the Company were returned to treasury.

4. Notes Payable

(a)

On June 15, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $400,000. During the year ended September 30, 2016, the Company received proceeds of $303,000 (2015 - $nil) on the loan. The loan is unsecured, bears interest at 2.5%, and is due on or before June 15, 2018. During the period ended March 31, 2017, the Company received additional proceeds of $6,000 and repaid $34,068 to the note. As at March 31, 2017, the principal balance on the note payable is $274,932 (September 30, 2016 - $303,000) and accrued interest of $4,972 (September 30, 2016 - $1,289) has been recorded in accounts payable and accrued liabilities.

(b)

On July 18, 2016, the Company entered into a convertible note agreement, as amended, with a non-related party for proceeds of $75,000. The terms of the convertible note became effective on February 15, 2017. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company, and is due on December 31, 2017. As at March 31, 2017, the carrying value of the note payable is $66,918 (September 30, 2016 - $nil), the unamortized discount on the note is $8,082 (September 30, 2016 - $nil), and accrued interest of $925 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

(c)

On July 18, 2016, the Company entered into a loan agreement, as amended, with a non-related party for proceeds of $121,000. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company at $0.50 per share, and is due on December 31, 2017. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $121,000. During the period ended March 31, 2017, the Company recorded accretion expense of $80,372 (March 31, 2016 - $nil). As at March 31, 2017, the carrying value of the note payable is $93,003 (September 30, 2016 - $32,679), the unamortized discount on the note is $27,997 (September 30, 2016 - $88,321), and accrued interest of $9,316 (September 30, 2016 - $3,282) has been recorded in accounts payable and accrued liabilities.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended March 31, 2017

(unaudited)

4. Notes Payable (continued)

(d)

On September 28, 2016, the Company entered into a loan agreement, as amended with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000, net of issuance fees of $10,000. The amount owing is secured, bears interest at 10%, and is due on December 31, 2017, and is convertible into common shares of the Company at $0.10 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $110,000. As at March 31, 2017, the carrying value of the note payable is $49,952 (September 30, 2016 - $nil), the unamortized discount on the note is $60,048 (September 30, 2016 - $110,000), and accrued interest of $5,485 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

(e)

On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. On February 16, 2017, the Company received proceeds of $32,428, net of issuance fees of $2,948. On February 24, 2017, the Company received proceeds of $77,000, net of issuance fees of $7,000. The aggregate principal amount owed of $109,428 is secured, bears interest at 10%, is due on February 17, 2018, and is convertible into common shares of the Company at $0.10 per share. During the period ended March 31, 2017, the Company recorded a beneficial conversion feature of $109,428. As at March 31, 2017, the carrying value of the note payable is $12,592 (September 30, 2016 - $nil), the unamortized discount on the note is $96,836 (September 30, 2016 - $nil), and accrued interest of $1,141 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

5. Related Party Transactions

(a)

As of March 31, 2017, the Company owes $120,146 (September 30, 2016 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)

As of March 31, 2017, the Company owes $85,500 (September 30, 2016 - $33,000) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2017, the Company accrued $60,000 of management fees and paid $7,500 to the Chief Executive Officer of the Company.

(c)

As of March 31, 2017, the Company owes $17,500 (September 30, 2016 - $25,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2017, the Company recorded management fees of $nil and repaid $7,500 to the directors of the Company.

6. Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)

On November 8, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $600,000 to remove the net smelter return of the Nye County properties. Refer to Note 3.

(b)

On January 31, 2017, the Company issued 300,000 shares of common stock with a fair value of $87,000 for consulting services.

(c)

On February 8, 2017, the Company issued 400,000 shares of common stock with a fair value of $96,000 to settle outstanding accounts payable of $60,000 resulting in a $36,000 loss on settlement of debt.

(d)

On February 16, 2017, the Company received 2,000,000 common shares which were cancelled and returned to treasury. Refer to Note 7.

(e)

On February 16, 2017, the Company issued 500,000 common shares with a fair value of $130,000 for services.

(f)

On February 23, 2017, the Company issued 300,000 common shares with a fair value of $75,000 for legal services.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended March 31, 2017

(unaudited)

6. Common Shares (continued)

(g)

On February 24, 2017, the Company received 636,943 common shares which were cancelled and returned to treasury. Refer to Note 3.

7. Share Purchase Warrants

On February 15, 2017, the Company issued 500,000 share purchase warrants with an exercise price of $0.15 per share of common stock for a period of five years. The fair value of the share purchase warrants was $133,295, calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 212%, expected life of 5 years, and a risk-free rate of 1%.

On February 16, 2017, the Company issued 2,000,000 share purchase warrants with an exercise price of $0.001 per share of common stock for a period of five years to replace 2,000,000 shares of common stock which were cancelled and returned to treasury (refer to Note 6). The fair value of the share purchase warrants was $519,682, calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 212%, expected life of 5 years, and a risk-free rate of 1%.

	Number of cashless warrants	Weighted average exercise price $

Balance, September 30, 2016	242,000	0.50
Issued	2,500,000	0.03

Balance, March 31, 2017	2,742,000	0.07

Additional information regarding share purchase warrants as of March 31, 2017, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	2,000,000	4.9
0.15	500,000	4.9
0.50	242,000	4.3

	2,742,000	4.8

8. Commitments

On July 1, 2016, the Company entered into a management agreement with the former Chief Executive Officer and Director of the Company for a twelve month term with monthly management fees of $10,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended March 31, 2017

(unaudited)

9. Subsequent Events

On April 17, 2017, the Company received proceeds of 13,750, net of issuance fees of $1,250 pursuant to an amendment to its February 16, 2017 loan agreement with a non-related third party. On April 26, 2017, the Company received additional proceeds of $88,000, net of issuance fees of $8,000 pursuant to an additional amendment to its February 16, 2017 loan agreement with the same non-related third party. The aggregate principal amount of $211,178 is secured, bears interest at 10%, is due on February 17, 2018, and is convertible into common shares of the Company at $0.10 per share.

On May 18, 2017, the Company entered into a second waiver and amendment agreement with a non-related third party to waive certain events of default relating to an investment agreement between both parties.

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

Background

We are a start-up, exploration mining company formed to explore mineral properties in the Dominican Republic or elsewhere in the world which, hopefully, will contain gold and other economic minerals. We were incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs.

We have limited operating history and have not yet generated or realized any revenues from our activities. We have performed limited exploration work on our former property, the Leomary Gold Claim located in the Dominican Republic. To date we have not performed any exploration work on our new mineral claim called the Mogollon located in the Dominican Republic.

On January 10, 2012 we incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named "Oroplata Exploraciones E Ingenieria, Orexi, SRL" (“Oroplata Exploraciones”) in order to hold the mineral rights to a claim named "Leomary Gold Claim" consisting of 4,500 mining hectors (approximately 11,100 acres) located in the province of Monseñor Nouelan, municipality of Bonao. After performing limited exploration work, in September 2014, we lost the rights to the Leomary Gold Claim.

We subsequently acquired rights to a new mineral claim in the Dominican Republic called Mogollon (the “Mogollon Claim”) whereby the Company paid $10,000 for the rights to the minerals on the Mogollon Claim and for the completion of a geological report thereon. To date we have not performed, and do not expect to perform, any exploration on the Mogollon Claim.

On June 1, 2016, we entered into a Mineral Claim Purchase Agreement with Plateau Ventures LLC., a Utah corporation (“PVL”) to acquire five hundred (500) lithium mineral claims, totaling 10,000 acres, called the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2016, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts, which we expect to begin in 2017.

We have two wholly-owned subsidiaries: Oroplata Exploraciones, which was incorporated under the laws of the Dominican Republic on January 10, 2012; and Lithortech Resources Inc., which we incorporated under the laws of Nevada on August 8, 2016.

We own no real estate, other than the mineral rights to the Mogollon concession located in the Dominican Republic and the Nye County properties located in Nevada, United States.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we intend to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•

allowance to provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•

reduced disclosure about our executive compensation arrangements;

•

no non-binding advisory votes on executive compensation or golden parachute arrangements; and

•

exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (our “IPO”); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We have taken advantage of reduced reporting requirements in this prospectus. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you have beneficial ownership. In addition, we have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Exchange Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Our auditors have issued a going concern opinion on the September 30, 2016 financial statements. This means that our auditors believe there is substantial doubt that it can continue as an on-going business for the next twelve months unless it obtains additional capital to pay for its operations. This is because it has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals, if ever. Accordingly, it must raise cash from sources other than the sale of minerals found on the Mogollon concession. That cash must be raised from other sources. Our only other source for cash at this time is investment by others in our Company, advances from its sole director or institutional financing. We must raise cash to implement its planned exploration program

We review and evaluate long-lived assets, such as its former and present mineral claims, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Our assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When we determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Recent Developments

Recent Appointments

On the same date, the Board of Directors appointed Mr. Douglas Cole to serve as Controller, interim Treasurer and interim Secretary, effective March 14, 2017, until such time as the Company appoints a qualified, permanent replacement to such positions. Mr. Cole will also continue to serve the Company as a member of the Board of Directors.

Also effective March 14, 2017, the Board of Directors appointed Mr. Michel Mason, the Company’s Chief Executive Officer and director, to act as interim Chief Financial Officer and to assume such related duties of Principal Financial Officer until such time as the Company appoints a qualified, permanent replacement Chief Financial Officer.

Appointment of Mr. Douglas Cole

On February 20, 2017, the Board of Directors of the Company appointed Douglas Cole to serve as a member of the Board of Directors, effective February 28, 2017.

Appointment of Mr. Michael Mason and Resignation of Mr. Craig Alford

On February 15, 2017, Craig Alford resigned from his officer positions with the Company and was simultaneously appointed Chief Operating Officer of the Company. Mr. Alford will continue to serve on the Board of Directors of the Company.

On February 15, 2017, Michael Mason was appointed Chief Executive Officer of the Company. Mr. Mason will continue to serve on the Board of Directors of the Company.

Appointment of Mr. William Hunter

On June 10, 2016, the Board of Directors of the Company appointed William Hunter to the Board of Directors.

Appointment of Mr. Gregory Kuzma

On June 10, 2016 the Board of Directors of the Company appointed Gregory Kuzma to the Board of Directors.

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

Purchase Price:

As consideration for the sale of the Claims, the Company:

•

Issue sixteen million (16,000,000) shares of common stock to PVL or its designee(s);

•

Pay PVL one hundred thousand dollars ($100,000); and

•

Pay PVL a royalty equal to two percent (2%) of the Net Smelter Returns (“NSR”) from the production or sale of Minerals from the Property. The Royalty may be reduced to one percent (1%) of NSR with payment of one million dollars ($1,000,000) to PVL at any time prior to commencement of commercial production.

Expenditures:

•

The Company paid seventy seven thousand, five hundred dollars ($77,500), or $155 per claim, to the US Bureau of Land Management; and

•

Shall pay annual maintenance fees as applicable.

In July 2016, the Company amended the terms of the Agreement to remove the royalty payment of the NSR in exchange for the issuance of 636,943 common shares. In November 2016, the terms of the Agreement were again amended to increase the payment to 2,000,000 common shares, which were issued on November 8, 2016. In February 2017, PVL returned the original 636,943 common shares to the Company.

The Company has full entitlement to the Claims as all filing requirements have been processed and accepted by the Bureau of Land Management (BLM) in Nevada. The Company is required to make payments of $155 per claim for the BLM maintenance fee, on September 1, each year to maintain the claims. Although no assurances can be made, the Company believes it will be compliant with all BLM procedures.

Plans for the WNB Claims:

If we are successful in acquiring full entitlement of the WNB Claims, we expect to initiate an exploration program during 2017. The results of the initial exploration program will dictate subsequent work on the property.

Overview of Oroplata

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. On January 10, 2012 Oroplata incorporated a wholly-owned subsidiary under the laws of the Dominican Republic named "Oroplata Exploraciones E Ingenieria, Orexi, SRL" in order to hold the mineral rights to a claim named "Leomary Gold Claim". In order to determine what mineralization was present on the Leomary the Company hired Ismael Martinez, Professional Geologist, to undertake an exploration program on the Leomary at a cost of $25,800. The exploration program centered mainly on obtaining soil, sediment and rock samples from various areas within the Leomary Gold Claim to determine what minerals were present. Based on the results on these initial findings, Oroplata undertook a further exploration program during the summer of 2013, at a cost of $18,800, to identify mineralization in other parts of the Leomary and to resample the previous high grade samples. This additional exploration work was completed at the end of August 2013. Unfortunately the Company lost the rights to any minerals on the Leomary in September 2014.

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

The single most important factor determining if a non-marine basin can accumulate lithium brine is whether or not the basin is closed.

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

Oroplata's Main Product

Oroplata's main product will be the sale of Lithium Carbonate or Lithium Hydroxide that can be extracted from its Western Nevada Basin Project once the claim has been explored. Since the Western Nevada Basin has yet to be explored by us, we have yet to find an ore body and therefore cannot sell any ore.

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

Oroplata's office is at 170 S Green Valley Parkway, Suite #300, Henderson, Nevada 89012. At the present time Oroplata does not require its own office space due to having no employees, other than our three officers, Mr. Mason, Mr. Cole and Mr. Alford, but will consider renting office space once our exploration and staff requirements demand it.

Other Mineral Properties

The Company has no other properties other than the Mogollon property located in the Dominican Republic, and the Nye County mineral claims located in Nevada, United States.

Employees

Other than our Board of Directors and our three officers, Messrs. Mason, Cole and Alford, who are engaged by the Company as consultants, we do not have any employees. Our officers devote approximately 20 hours a month, collectively, to our operations but will increase the number of hours when an exploration program is undertaken on our mineral properties.

Significant Accounting Policies

Research and Development Expenditures

Oroplata has not expended any money on research and development since its inception.

Patents and Trademarks

Oroplata does not have any patents or trademarks.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

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

Results of Operations

Revenues

During the three and six months ended March 31, 2017 and 2016, the Company has not realized any revenues.

Expenses

Three months ended March 31, 2017 and 2016

During the three months ended March 31, 2017, the Company incurred $1,120,744 of general and administrative expense compared to $5,613 during the three months ended March 31, 2016. The increase in operating expenses is due to increased activity including the issuance of stock-based compensation for share purchase warrants of 500,000 warrants with an exercise price of $0.15 and 2,000,000 warrants with an exercise price of $0.001 (issued in conjunction with the cancellation of 2,000,000 common shares) with a fair value of $652,977. Furthermore, during the period, the Company issued a convertible note of $75,000 for a commitment fee, 300,000 common shares for investor relation services with a fair value of $87,000, 500,000 common shares for consulting services with a fair value of $130,000, and 300,000 common shares for legal services with a fair value of $75,000. In addition to share-based compensation, the Company also incurred $30,000 of management fees to the former Chief Executive Officer and Director of the Company, $20,000 of consulting fees for consulting services, $10,500 of investor relation services, and $10,400 of payroll costs relating to operating activity of its wholly-owned subsidiary, Lithortech Resources. During the comparative period ended March 31, 2016, the Company had minimal operations.

In addition to operating expenses, the Company incurred interest and accretion expense of $65,342 with respect to outstanding loans and convertible notes payable issued and outstanding and settled $60,000 of outstanding accounts payable with the issuance of 400,000 common shares with a fair value of $96,000 which resulted in a loss on settlement of debt of $36,000. Comparatively, the Company had no outstanding loans and convertible debts during the three month period ended March 31, 2016 and did not settle any outstanding accounts payable with the issuance of common shares.

Net Loss

During the three months ended March 31, 2017, the Company incurred a net loss of $1,222,086 or $0.02 loss per share compared to a net loss of $5,613 or $nil loss per share during the three months ended March 31, 2016.

Six months ended March 31, 2017 and 2016

During the six months ended March 31, 2017, the Company incurred $1,881,122 of operating expenses which included $600,000 of exploration costs for the issuance of 2,000,000 common shares for a fair value of $600,000 to remove the net smelter return of the Nye County properties. The remaining amount of $1,281,122 was related to general and administrative expense which was a result of increased operating activity including the issuance of a convertible note for $75,000 for a commitment fee, stock-based compensation for share purchase warrants of 500,000 warrants with an exercise price of $0.15 and 2,000,000 warrants with an exercise price of $0.001 (issued in conjunction with the cancellation of 2,000,000 common shares) with a fair value of $652,977. Furthermore, during the period, the Company issued 300,000 common shares for investor relation services with a fair value of $87,000, 500,000 common shares for consulting services with a fair value of $130,000, and 300,000 common shares for legal services with a fair value of $75,000. In addition to share-based compensation, the Company also incurred management fees of $60,000 to the former Chief Executive Officer and Director of the Company, $115,495 of consulting fees to consultants for services, $10,500 of investor relation services, $24,000 of professional fees for accounting, audit, and legal services, and $10,400 of payroll costs relating to operating activity of its wholly-owned subsidiary, Lithortech Resources. During the comparative six month period ended March 31, 2016, the Company incurred no exploration costs and $26,371 of operating expenses which consisted primarily of professional services for the Company’s SEC filing requirements and day-to-day operating costs which were minimal given that the Company had limited operations and cash flows.

In addition to operating expenses, the Company incurred interest and accretion expense of $141,428 with respect to outstanding loans and convertible notes payable issued and outstanding and settled $60,000 of outstanding accounts payable with the issuance of 400,000 common shares with a fair value of $96,000 which resulted in a loss on settlement of debt of $36,000. Comparatively, the Company had no outstanding loans and convertible debts during the six month period ended March 31, 2016 and did not settle any outstanding accounts payable with the issuance of common shares.

Net Loss

During the six months ended March 31, 2017, the Company incurred a net loss of $2,058,550 or $0.04 loss per share compared to a net loss of $26,371 or $nil loss per share during the six months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, the Company had cash and total assets of $28,810 compared to $90,040 as at September 30, 2016. The decrease in cash and total assets were due to the use of cash at a higher rate than funding, as the Company currently earns no cash from operations and is reliant on cash received from financing activities until such time that the Company earns revenue from its operating activities.

The Company had total current liabilities of $571,641 at March 31, 2017 compared to $306,033 at September 30, 2016. The increase in current liabilities is due to a $30,823 increase in accounts payable and accrued liabilities for outstanding day-to-day operating costs for which the Company has not repaid, $45,000 increase in amounts due to related parties for unpaid management fees, and $189,785 increase in the carrying value of convertible notes payable which is due to an increase in the overall issuance of convertible notes payable from $231,000 of notes issued as at September 30, 2016 to $415,428 of notes issued as at March 31, 2017.

As at March 31, 2017, the Company had a working capital deficit of $542,831 compared to a working capital deficit of $215,993 at September 30, 2016. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, including acquisition of mineral properties, through the issuance of loans and notes payable and did not earn any cash flow from operating activities.

In addition, as at March 31, 2017, the Company also has $274,932 of outstanding notes payable, which are unsecured, bears interest at 2.5% per annum, and is due June 15, 2018. During the six months ended March 31, 2017, the Company received an additional $6,000 of funding from this note while repaying $34,068 on the principal balance of the note.

During the period ended March 31, 2017, the Company issued 2,000,000 common shares to remove the net smelter return on the Nye County properties that were acquired during fiscal 2016, issued 800,000 common shares for services, issued 300,000 common shares for legal fees, issued 400,000 shares to settle outstanding accounts payable, and cancelled 636,943 common shares that were returned due to an amendment in the acquisition of the Nye County properties, and 2,000,000 common shares which were returned to treasury and replaced with the issuance of 2,000,000 share purchase warrants. As at March 31, 2017, the Company had 58,000,000 common shares outstanding compared to 57,136,943 common shares outstanding as at September 30, 2016.

During the six months ended March 31, 2017, the Company issued 500,000 share purchase warrants which are exercisable at $0.15 per share until February 15, 2022 as compensation to waive certain events of default relating to an agreement between the Company and the convertible note holder which included the extension of the July 18, 2016 and the September 30, 2016 notes to December 31, 2017. Furthermore, the Company issued 2,000,000 share purchase warrants which are exercisable at $0.001 per share until February 16, 2022 in exchange for the cancellation of 2,000,000 common shares. As at March 31, 2017, the Company had 2,742,000 outstanding share purchase warrants compared to 242,000 outstanding share purchase warrants at September 30, 2016.

As at March 31, 2017 and September 30, 2016, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the six months ended March 31, 2017, the Company used $132,642 of cash for operating activities compared to $21,608 of cash during the six months ended March 31, 2016. The increase in the use of cash for operating activities is due to the fact that the Company received more cash funding from financing activities during the period which was used to settle outstanding day-to-day operating costs incurred by the Company.

Cash from Investing Activities

During the six months ended March 31, 2017 and 2016, the Company did not have any investing activities.

Cash from Financing Activities

During the six months ended March 31, 2017, the Company received $71,412 of cash from financing activities compared to $20,190 received during the six months ended March 31, 2016. The increase in the cash received from financing activities is due to $99,480 received from the issuance of convertible notes payable and $6,000 from a note payable during the current period compared to $nil funds received from loans and notes during the prior year as the Company relied solely on $20,190 of funding from related parties to support the limited operations from prior year. In addition, the Company repaid $34,068 of outstanding note payable during the current period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2017 (the "Evaluation Date"). Based on that evaluation, our management has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

The material weakness identified is described below.

1. Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of March 31, 2017, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of Mach 31, 2017, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OROPLATA RESOURCES, INC. (Registrant)

Date: May 19, 2017	By:	/s/ Michael Mason
Michael Mason
Chief Executive Officer, Principal Financial Officer