Form 10-Q
period 2017-06-30
Oroplata Resources, Inc.
filed 2017-08-21
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2017

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

OROPLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1802 N Carson Street Ste. 206, Carson City , NV 89701-1238
(Address of principal executive offices)

(775) 434-7333
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a small reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 14, 2017 was 58,500,000.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Oroplata Resources, Inc. at June 30, 2017 (with comparative figures as at September 30, 2016) and the consolidated statements of operations for the three and nine months ended June 30, 2017 and 2016 and the statements of cash flows for the nine months ended June 30, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ended September 30, 2017.

OROPLATA RESOURCES, INC.

Condensed Consolidated Financial Statements

For the Period Ended June 30, 2017 (unaudited) and September 30, 2016

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	June 30, 2017 $	September 30, 2016 $
	(unaudited)
ASSETS

Current assets

Cash	33,755	90,040

Total assets	33,755	90,040

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	147,694	95,208
Due to related parties	223,246	178,146
Convertible notes payable, net of unamortized discount of $241,977 and $198,321, respectively	314,023	32,679
Note payable	274,932	–

Total current liabilities	959,895	306,033

Note payable	–	303,000

Total liabilities	959,895	609,033
Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 58,000,000 and 57,136,943 common shares, respectively	58,000	57,137

Additional paid-in capital	29,812,237	27,925,770

Deficit	(30,796,377)	(28,501,900)

Total stockholders’ equity (deficit)	(926,140)	(518,993)

Total liabilities and stockholders’ equity (deficit)	33,755	90,040

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30, 2017 $	For the three months ended June 30, 2016 $	For the nine months ended June 30, 2017 $	For the nine months ended June 30, 2016 $

Revenues	–	–	–	–

Expenses

Exploration costs	–	–	600,000	–
General and administrative	89,654	30,369	1,370,776	56,740
Payroll	53,600	–	53,600	–
Impairment loss	–	27,051,848	–	27,051,848

Net loss before other expenses	(143,254)	(27,082,217)	(2,024,376)	(27,108,588)

Other expense

Interest expense	(92,673)	–	(234,101)	–
Loss on settlement of debt	–	–	(36,000)	–

Net loss	(235,927)	(27,082,217)	(2,294,477)	(27,108,588)
Net loss per share, basic and diluted	(0.00)	(0.68)	(0.04)	(0.68)
Weighted average shares outstanding	58,000,000	40,000,000	58,333,445	40,000,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended June 30, 2017 $	For the nine months ended June 30, 2016 $

Operating Activities

Net loss	(2,294,477)	(27,108,588)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	202,697	–
Fair value of share purchase warrants issued	652,977	–
Issuance costs of convertible debt	23,020	–
Impairment loss	–	27,051,848
Convertible note issued for commitment fee	75,000	–
Loss on settlement of debt	36,000	–
Shares issued for mineral property exploration costs	600,000	–
Shares issued for services	292,000	–

Changes in operating assets and liabilities:
Prepaid expenses	–	1,000
Accounts payable and accrued liabilities	112,486	(2,702)
Due to related parties	45,100	–
Net Cash Used In Operating Activities	(255,197)	(58,442)

Financing Activities

Advances from related parties	–	48,496
Proceeds from issuance of convertible debentures	226,980	–
Proceeds from issuance of note payable	6,000	–
Repayment on note payable	(34,068)	–
Net Cash Provided By Financing Activities	198,912	48,496

Change in Cash	(56,285)	(9,946)
Cash – Beginning of Period	90,040	9,946

Cash – End of Period	33,755	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:

Discount on convertible debenture	246,353	–
Convertible note issued to settle commitment fee	75,000	–
Shares issuable for acquisition of mineral properties	–	26,951,848
Mineral property acquisition costs in accounts payable	–	100,000
Shares issued to settle accounts payable	60,000	–
Original issue discount on convertible debentures	23,080	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2017

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

Oroplata was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On August 8, 2016, the Company incorporated Lithortech Resources Inc., a company incorporated in the State of Nevada, and is a wholly-owned subsidiary.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2017, the Company has not earned revenue, has a working capital deficit of $925,140, and an accumulated deficit of $30,796,377. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2017 and September 30, 2016, there were no cash equivalents.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2017

(unaudited)

2.Summary of Significant Accounting Policies (continued)

(c)Use of Estimates

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

(d)Long-Lived Assets

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

(e)Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2017, the Company has 6,896,500 (September 30, 2016 – 1,584,000) potentially dilutive shares outstanding related to share purchase warrants and convertible debentures.

(f)Foreign Currency Translation

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2017

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(g)Financial Instruments

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, convertible notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)Income Taxes

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

Due to the Company’s net loss position from inception on October 6, 2011 to June 30, 2017, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at June 30, 2017.

(i)Mineral Property Costs

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2017

(unaudited)

2. Summary of Significant Accounting Policies (continued)

(j)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2017 and September 30, 2016, the Company has no items representing comprehensive income or loss.

(k)Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred.

(l)Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

(m)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect or have been issued but not yet effective or adopted. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Mineral Property

(a)The Company has acquired the mineral rights to the Mogollon claim located in the Province of San Juan near the villages of Solorin and El Toro in the Dominican Republic for a price of $10,000 which included the cost of a geological report.

(b)On June 1, 2016, the Company acquired the mineral rights to 500 lithium claims situated in the Railroad Valley in the Western Nevada Basin of Nye County, Nevada in exchange for $100,000 and the issuance of 16,000,000 common shares of the Company to be issued on June 15, 2016. The agreement is subject to a 2% net smelter return from the production or sale of minerals from the claims and may be reduced to 1% on a one-time payment of $1,000,000 at any time prior to commencement of commercial production. Furthermore, the Company is required to incur exploration expenditures of $77,500 prior to July 31, 2016. In July 2016, the agreement was amended to remove the net smelter return and in exchange, the Company issued an additional 636,943 common shares.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2017

(unaudited)

4.Convertible Notes Payable

(a)On July 18, 2016, the Company entered into a convertible note agreement, as amended, with a non-related party for proceeds of $75,000. The terms of the convertible note became effective on February 15, 2017. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company at $0.24 per share, and is due on December 31, 2017. As at June 30, 2017, the carrying value of the note payable is $69,592 (September 30, 2016 - $nil), the unamortized discount on the note is $5,408 (September 30, 2016 - $nil), and accrued interest of $1,870 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

(b) On July 18, 2016, the Company entered into a loan agreement, as amended, with a non-related party for proceeds of $121,000. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company at $0.50 per share, and is due on December 31, 2017. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $121,000. As at June 30, 2017, the carrying value of the note payable is $102,267 (September 30, 2016 - $32,679), the unamortized discount on the note is $18,733 (September 30, 2016 - $88,321), and accrued interest of $12,332 (September 30, 2016 - $3,282) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(c) On September 28, 2016, the Company entered into a loan agreement, as amended with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000, net of issuance fees of $10,000. The amount owing is secured, bears interest at 10%, and is due on December 31, 2017, and is convertible into common shares of the Company at $0.10 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $110,000. As at June 30, 2017, the carrying value of the note payable is $69,822 (September 30, 2016 - $nil), the unamortized discount on the note is $40,178 (September 30, 2016 - $110,000), and accrued interest of $8,227 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

(d)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. On February 16, 2017, the Company received proceeds of $32,428, net of issuance fees of $2,948. On February 24, 2017, the Company received proceeds of $77,000, net of issuance fees of $7,000. On April 17, 2017, the Company received proceeds of $13,750, net of issuance fees of $1,250. On April 26, 2017, the Company received proceeds of $88,000, net of issuance fees of $8,000. On June 13, 2017, the Company received proceeds of $38,822 net of issuance fees of $3,882. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. During the period ended June 30, 2017, the Company recorded a beneficial conversion feature of $236,978. As at June 30, 2017, the carrying value of the note payable is $72,342 (September 30, 2016 - $nil), the unamortized discount on the note is $177,658 (September 30, 2016 - $nil), and accrued interest of $5,935 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

5.Note Payable

On June 15, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $400,000. During the year ended September 30, 2016, the Company received proceeds of $303,000 on the loan. The loan is unsecured, bears interest at 2.5%, and is due on or before June 15, 2018. During the period ended June 30, 2017, the Company received additional proceeds of $6,000 and repaid $34,068 to the note. As at June 30, 2017, the principal balance on the note payable is $274,932 (September 30, 2016 - $303,000) and accrued interest of $6,685 (September 30, 2016 - $1,289) has been recorded in accounts payable and accrued liabilities.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2017

(unaudited)

6.Related Party Transactions

(a)As of June 30, 2017, the Company owes $120,146 (September 30, 2016 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of June 30, 2017, the Company owes $85,500 (September 30, 2016 - $33,000) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the three and nine months ended June 30, 2017, the Company accrued $nil (2016 - $nil) and $60,000 (2016 - $nil) of management fees respectively. In October 2016, the Company paid $7,500 to the former Chief Executive Officer of the Company.

(c)As of June 30, 2017, the Company owes $17,500 (September 30, 2016 - $25,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. In October 2016, the Company repaid $7,500 to the directors of the Company.

(d) As of June 30, 2017, the Company owes $100 (September 30, 2016 - $nil) to the Secretary and director of the Company for cash advance for the Company’s new bank account. The amounts owing are unsecured, non-interest bearing, and due on demand.

7.Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On November 8, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $600,000 to remove the net smelter return of the Nye County properties. Refer to Note 3.

(b)On January 31, 2017, the Company issued 300,000 shares of common stock with a fair value of $87,000 for consulting services.

(c)On February 8, 2017, the Company issued 400,000 shares of common stock with a fair value of $96,000 to settle outstanding accounts payable of $60,000 resulting in a $36,000 loss on settlement of debt.

(d)On February 16, 2017, the Company received 2,000,000 common shares which were cancelled and returned to treasury. Refer to Note 7.

(e)On February 16, 2017, the Company issued 500,000 common shares with a fair value of $130,000 for services.

(f)On February 23, 2017, the Company issued 300,000 common shares with a fair value of $75,000 for legal services.

(g)On February 24, 2017, the Company received 636,943 common shares which were cancelled and returned to treasury. Refer to Note 3.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended June 30, 2017

(unaudited)

8.Share Purchase Warrants

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

	Number of cashless warrants	Weighted average exercise price $

Balance, September 30, 2016	242,000	0.50
Issued	2,500,000	0.03

Balance, June 30, 2017	2,742,000	0.07

Additional information regarding share purchase warrants as of June 30, 2017, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	2,000,000	4.6
0.15	500,000	4.6
0.50	242,000	4.0

	2,742,000	4.5

9.Commitments

On July 1, 2016, the Company entered into a management agreement with the former Chief Executive Officer and Director of the Company for a twelve month term with monthly management fees of $10,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses.

10.Subsequent Events

(a)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. The Company received initial proceeds of $44,000 net of issuance fees of $4,000. The amount owing is secured, bears interest at 10%, and is due on July 25, 2018, and is convertible into common shares of the Company at $0.10 per share.

(b)On July 31, 2017, the Company issued 500,000 common shares to a non-related party for professional services.

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

Background

We are a start-up, exploration mining company whose purpose is to explore mineral properties which, hopefully, will contain lithium and other economic minerals. We were incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs.

We have limited operating history and have not yet generated or realized any revenues from our activities. We performed limited exploration work on our former property, the Leomary Gold Claim located in the Dominican Republic. To date we have not performed any exploration work on our new mineral claim called the Mogollon located in the Dominican Republic.

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

We subsequently acquired rights to a new mineral claim in the Dominican Republic called Mogollon (the “Mogollon Claim”) whereby the Company paid $10,000 for the rights to the minerals on the Mogollon Claim and for the completion of a geological report thereon. To date we have not performed, and do not expect to perform in the future, any exploration on the Mogollon Claim. Furthermore, management is currently investigating whether we have any remaining rights in any mineral claims located in the Dominican Republic.

On June 1, 2016, we entered into a Mineral Claim Purchase Agreement with Plateau Ventures LLC., a Utah corporation (“PVL”) to acquire five hundred (500) lithium mineral claims, totaling 10,000 acres, called the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Clto veaim”). In the second half of 2016, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts, which we expect to begin in 2017.

We have two wholly-owned subsidiaries: Oroplata Exploraciones, which was incorporated under the laws of the Dominican Republic on January 10, 2012; and Lithortech Resources Inc., which we incorporated under the laws of Nevada on August 8, 2016.

We own no real estate, other than the mineral rights to the Mogollon concession located in the Dominican Republic (which Oroplata is investigating) and the Nye County properties located in Nevada, United States.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we intend to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•allowance to provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•reduced disclosure about our executive compensation arrangements;

•no non-binding advisory votes on executive compensation or golden parachute arrangements; and

•exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Recent Developments

Recent Appointments

On August 7, 2017, the Board of Directors appointed Mr. Douglas D Cole, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors.

On July 30, 2017 Mr. Michael Mason resigned from all officer and director positions with the company and its subsidiary Lithortech Resources.

On May 25, 2017 The Board of Directors removed Mr. Craig Alford from any positions with the company.

On the same date, the Board of Directors appointed Mr. Douglas Cole to serve as Controller, interim Treasurer and interim Secretary, effective March 14, 2017, until such time as the Company appoints a qualified, permanent replacement to such positions. Mr. Cole will also continue to serve the Company as a member of the Board of Directors.

Also effective March 14, 2017, the Board of Directors appointed Mr. Michael Mason, the Company’s Chief Executive Officer and director, to act as interim Chief Financial Officer and to assume such related duties of Principal Financial Officer until such time as the Company appoints a qualified, permanent replacement Chief Financial Officer.

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

As a result of the Stock Purchase Agreement, the following changes to the Company's directors and officers have occurred:

•As of May 31, 2016, Ruben Ricardo Vasquez resigned from all officer positions with the Company, including but not limited to those of President, Chief Executive Officer, Chief Financial Officer and Secretary.

•On May 31, 2016, Craig Alford was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.

•On June 13, 2016, Mr. Vasquez resigned from his position as the sole director of the Company and Mr. Alford was appointed as the sole director of the Company.

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

The terms of the Agreement are as follows:

Purchase Price:

As consideration for the sale of the Claims, the Company:

•Issue sixteen million (16,000,000) shares of common stock to PVL or its designee(s);

•Pay PVL one hundred thousand dollars ($100,000); and

•Pay PVL a royalty equal to two percent (2%) of the Net Smelter Returns (“NSR”) from the production or sale of Minerals from the Property. The Royalty may be reduced to one percent (1%) of NSR with payment of one million dollars ($1,000,000) to PVL at any time prior to commencement of commercial production.

Expenditures:

•The Company paid seventy seven thousand, five hundred dollars ($77,500), or $155 per claim, to the US Bureau of Land Management; and

•Shall pay annual maintenance fees as applicable.

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

Dominican Republic Claims

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

The Company acquired rights to a new mineral claim in the Dominican Republic called Mogollon (the “Mogollon Claim”) whereby the Company paid $10,000 for the rights to the minerals on the Mogollon Claim and for the completion of a geological report thereon. To date we have not performed, and do not expect to perform in the future, any exploration on the Mogollon Claim. Furthermore, management is currently investigating whether we have any remaining rights in any mineral claims located in the Dominican Republic.

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

Oroplata's office is at 1802 N Carson Street Suite 206, Carson City Nevada 89701-1238. At the present time Oroplata does not require its own office space due to having no employees, other than our one officer, Mr. Cole, but will consider renting office space shortly.

Other Mineral Properties

The Company has no other properties other than the Mogollon property located in the Dominican Republic (which Oroplata is investigating), and the Nye County mineral claims located in Nevada, United States.

Employees

Other than our Board of Directors and our one officer, Mr. Cole who are engaged by the Company as a consultant, we do not have any employees. Our officer devotes approximately 20-30 hours a week, collectively, to our operations but will increase the number of hours when an exploration program is undertaken on our mineral properties.

Investigation of Prior Agreements.

At the request of the Board of Directors, the Company is reviewing all prior agreements and stock issuances of the Company entered into by the previous management of the Company to ensure their validity.

Significant Accounting Policies

Research and Development Expenditures

Oroplata has not expended any money on research and development since its inception.

Patents and Trademarks

Oroplata does not have any patents or trademarks.

RESULTS OF OPERATIONS FOR THE THREE and NINE MONTHS ENDED June 30, 2017 AND 2016

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

Results of Operations

Revenues

During the three and nine months ended June 30, 2017 and 2016, the Company has not realized any revenues.

Expenses

Three months ended June 30, 2017 and 2016

During the three months ended June 30, 2017, the Company incurred of $143,254 of operating expenses compared to $27,082,217 during the three months ended June 30, 2016. The decrease is due to an impairment loss of $27,051,848 during fiscal 2016 for the impairment of the acquisition cost of the Nye County property offset by an increase in operating expenses due to the increase in operating activity during the current fiscal year which included $53,600 of payroll expenses to employees at Lithortech, a wholly-owned subsidiary of the Company, and an increase in day-to-day operating costs.

In addition to operating expenses, the Company incurred interest and accretion expense of $92,673 during the three months ended June 30, 2017 compared to $nil during the three months ended June 30, 2016. The increase is due to the issuance of convertible notes to fund the Company’s operations which resulted in the recognition of interest expense for the notes outstanding as well as accretion expense for the beneficial conversion feature of the convertible notes.

Net Loss

During the three months ended June 30, 2017, the Company incurred a net loss of $235,927 or $nil loss per share compared to a net loss of $27,082,217 or $0.68 loss per share during the three months ended June 30, 2016.

Nine months ended June 30, 2017 and 2016

During the nine months ended June 30, 2017, the Company incurred operating expenses of $2,024,376 compared to $27,108,588 for the nine months ended June 30, 2016. The decrease is due to an impairment loss of $27,051,848 during fiscal 2016 for the impairment of the acquisition cost of the Nye County property offset by an increase in operating expenses including $600,000 of exploration costs for the issuance of 2,000,000 common shares for a fair value of $600,000 to remove the net smelter return of the Nye County properties. The remaining amount was related to general and administrative expense which was a result of increased operating activity including the issuance of a convertible note for $75,000 for a commitment fee, stock-based compensation for share purchase warrants of 500,000 warrants with an exercise price of $0.15 and 2,000,000 warrants with an exercise price of $0.001 (issued in conjunction with the cancellation of 2,000,000 common shares) with a fair value of $652,977. Furthermore, during the period, the Company issued 300,000 common shares for investor relation services with a fair value of $87,000, 500,000 common shares for consulting services with a fair value of $130,000, and 300,000 common shares for legal services with a fair value of $75,000. In addition to share-based compensation, the Company also incurred management fees of $60,000 to the former Chief Executive Officer and Director of the Company, $24,000 to the current Chief Executive Officer and Director of the Company, $115,495 of consulting fees to consultants for services, $10,500 of investor relation services, $36,000 of professional fees for accounting, audit, and legal services, and $64,000 of payroll costs relating to operating activity of its wholly-owned subsidiary, Lithortech Resources. During the comparative nine month period ended June 30, 2016, the Company incurred no exploration costs and $56,740 of operating expenses which consisted primarily of professional services for the Company’s SEC filing requirements and day-to-day operating costs which were minimal given that the Company had limited operations and cash flows.

In addition to operating expenses, the Company incurred interest and accretion expense of $234,101 with respect to outstanding loans and convertible notes payable issued and outstanding and settled $60,000 of outstanding accounts payable with the issuance of 400,000 common shares with a fair value of $96,000 which resulted in a loss on settlement of debt of $36,000. Comparatively, the Company had no outstanding loans and convertible debts during the nine month period ended June 30, 2016 and did not settle any outstanding accounts payable with the issuance of common shares.

Net Loss

During the nine months ended June 30, 2017, the Company incurred a net loss of $2,294,477 or $0.04 loss per share compared to a net loss of $56,740 or $nil loss per share during the nine months ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2017, the Company had cash and total assets of $33,755 compared to $90,040 as at September 30, 2016. The decrease in cash and total assets were due to the use of cash at a higher rate than funding, as the Company currently earns no cash from operations and is reliant on cash received from financing activities until such time that the Company earns revenue from its operating activities.

The Company had total current liabilities of $959,895 at June 30, 2017 compared to $306,033 at September 30, 2016. The increase in current liabilities is due to a $52,486 increase in accounts payable and accrued liabilities for outstanding day-to-day operating costs for which the Company has not repaid, $45,100 increase in amounts due to related parties for unpaid management fees, and $281,344 increase in the carrying value of convertible notes payable which is due to an increase in the overall issuance of convertible notes payable from $231,000 of notes issued as at September 30, 2016 to $556,000 of notes issued as at June 30, 2017, and $274,932 increase in note payable as the note has been reclassified to current liabilities as it is due within 12 months of the reporting date.

As at June 30, 2017, the Company had a working capital deficit of $651,208 compared to a working capital deficit of $215,993 at September 30, 2016. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, including acquisition of mineral properties, through the issuance of shares of its common stock, loans and notes payable and did not earn any cash flow from operating activities.

In addition, as at June 30, 2017, the Company also has $274,932 of outstanding notes payable, which are unsecured, bears interest at 2.5% per annum, and is due June 15, 2018. During the nine months ended June 30, 2017, the Company received an additional $6,000 of funding from this note while repaying $34,068 on the principal balance of the note.

During the period ended June 30, 2017, the Company issued 2,000,000 common shares to remove the net smelter return on the Nye County properties that were acquired during fiscal 2016, issued 800,000 common shares for services, issued 300,000 common shares for legal fees, issued 400,000 shares to settle outstanding accounts payable, and cancelled 636,943 common shares that were returned due to an amendment in the acquisition of the Nye County properties, and 2,000,000 common shares which were returned to treasury and replaced with the issuance of 2,000,000 share purchase warrants. As at June 30, 2017, the Company had 58,000,000 common shares outstanding compared to 57,136,943 common shares outstanding as at September 30, 2016.

During the nine months ended June 30, 2017, the Company issued 500,000 share purchase warrants which are exercisable at $0.15 per share until February 15, 2022 as compensation to waive certain events of default relating to an agreement between the Company and the convertible note holder which included the extension of the July 18, 2016 and the September 30, 2016 notes to December 31, 2017. Furthermore, the Company issued 2,000,000 share purchase warrants which are exercisable at $0.001 per share until February 16, 2022 in exchange for the cancellation of 2,000,000 common shares. As at June 30, 2017, the Company had 2,742,000 outstanding share purchase warrants compared to 242,000 outstanding share purchase warrants at September 30, 2016.

As at June 30, 2017 and September 30, 2016, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the nine months ended June 30, 2017, the Company used $255,197 of cash for operating activities compared to $29,160 of cash during the nine months ended June 30, 2016. The increase in the use of cash for operating activities is due to the fact that the Company received more cash funding from financing activities during the period which was used to settle outstanding day-to-day operating costs incurred by the Company.

Cash from Investing Activities

During the nine months ended June 30, 2017 and 2016, the Company did not have any investing activities.

Cash from Financing Activities

During the nine months ended June 30, 2017, the Company received $198,912 of cash from financing activities compared to $20,265 received during the nine months ended June 30, 2016. The increase in the cash received from financing activities is due to $226,480 received from the issuance of convertible notes payable and $6,000 from a note payable during the current period compared to $nil funds received from loans and notes during the prior year as the Company relied solely on $20,265 of funding from related parties to support the limited operations from prior year. In addition, the Company repaid $34,068 of outstanding note payable during the current period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2017 (the "Evaluation Date"). Based on that evaluation, our management has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

The material weakness identified is described below.

1. Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of June 30, 2017, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of June 30, 2017, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OROPLATA RESOURCES, INC. (Registrant)

Date: August 21, 2017	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer