Form 10-K
period 2017-09-30
Oroplata Resources, Inc.
filed 2018-01-17
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

OROPLATA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 Tahoe Blvd. Suite 802-16, Incline Village, NV 89451
(Address of principal executive offices)

(775) 473-4744
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $61,677,861 as of January 12, 2018 based on 67,778,696 shares of common stock and a price of $0.091 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 78,778,696 as of January 12, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements. The forward-looking statements are contained principally in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “seeks”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Report. You should read this Report and the documents that we reference and file or furnish as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “we”, “us”, “our” and the “Company” are to the combined business of Oroplata Resources, Inc. and its consolidated subsidiary.

This Report includes our audited consolidated financial statements as at and for the years ended September 30, 2017 and 2016. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

PART I

Item 1. Business

Background

We are a start-up, lithium exploration mining company whose purpose is to explore mineral properties which, hopefully, will contain lithium and other economic minerals. We were incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 930 Tahoe Blvd., Suite 802-16, Incline Village, NV 89451.

Currently, the Board of Directors (consisting of Mr. Douglas Cole, Mr. Douglas MacLellan and Mr. William Hunter) are significantly involved in guiding the Company though a significant management reorganization, financial statement restatements and to reorient the company’s goals and objective to solely focus on the exploration and develop of Lithium deposits in the State of Nevada, primarily through new capital commitments from one of the Company’s key stakeholders.

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. Lithortech Resources Inc. currently has mining claims on 5200 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2017, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts and determined that 260 claims of the WNB Claim were appropriate for the Company’s planned exploration, which we expect to begin in the first half of 2018. With many features similar to Clayton Valley and with no exploration work targeting lithium to date, Railroad Valley represents a new and untested target for lithium brine. The Railroad Valley brine exploration can build on both the dense existing oil field data and the experiences at Clayton Valley and other Li-brine basins to target potential brine aquifers. Please see the Company’s new website at: www.lithiumore.net.

The growth in demand for lithium batteries is predicted to far outpace lithium production in the coming decade. Lithium-ion batteries for the automotive industry are expected to advance demand to nearly unserviceable levels. These industry trends enhance the Company’s new business model.

The Company has not earned any revenues to date and we do not anticipate earning revenues until such time as we have undertaken sufficient exploration work to identify an ore body. Exploration work will take a number of years and there is no certainty we will ever reach a production stage. Our Company is considered to be in the exploration stage due to not having done exploration work which would result in a development decision.

We own no real estate, other than mineral rights in the Nye County properties located in Nevada, United States.

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

Market and Industry

Lithium is extracted from primarily two sources: pegmatite crystals and lithium salt from brine pools. Currently the world’s five top producers of Lithium are Australia, Chile, China, Argentina and Zimbabwe.

In 2015, worldwide production totaled approximately 33,600 metric tons, with the top 3 countries contributing roughly 89% of the global production. Most of the world’s lithium supply is produced by three companies: FMC Corp., Sociedad Quimicay Minera de Chile (SQM) and the Albemarle Corporation. During 2016 worldwide product totaled approximately 35,000 metric tons.

Much of the current production of Lithium (i.e. Australia) is from conventional mining techniques of ancient Precambrian rocks containing Lithium ore which is crushed and fed into capital intensive processing plants which upgrade the lithium mineral using gravity, flotation, magnetic and roasting processes.

Alternatively Lithium production from Chile and Argentina uses a much less capital intense method. Lithium is located beneath flat, arid salt flats. The Lithium is leached from nearby source rocks and becomes concentrated in salty brines just under the surface.

Here Lithium enriched brines are pumped up to settle on hundreds of shallow surface evaporation pools which produces a thicker Lithium rich liquid. That liquid is treated with sodium carbonate, precipitating lithium carbonate.

Lithium (Li) is a soft silver-white metal. With an atomic number of 3, it is the lightest of the metals, only the gases Hydrogen (atomic number 1) and Helium (atomic number 2) are lighter.

Light weight Lithium has many applications but the metal is a perfect replacement of the much heavier Nickel used in most large batteries. Lithium batteries also have a high charge density, a longer life and lithium-ion batteries are rechargeable.

The Lithium market has typically been dominated by the ceramic and medical sectors, however, 2015 presented a marked change in the market as the demand for Lithium for the battery market outstripped any other sector.

At the moment, the main lithium-ion battery-makers are Samsung and LG of South Korea, Panasonic and Sony of Japan, and ATL of Hong Kong. China also has many battery- factories being built which will further its demand for lithium.

Lithium is not traded publicly but rather is usually distributed in a chemical form such as lithium carbonate (Li2CO3) and sold directly to end users for a negotiated price per ton of Lithium carbonate. Recently that price has spiked, exceeding expectations and is projected to rise.

General Market Analysis

Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric cars and now larger scale electric storage. The growth in demand for lithium batteries is predicted to far outpace lithium production in the coming decade; in particular, Lithium-ion batteries for the automotive industry is expected to advance demand to nearly unserviceable levels.

Recently Japan and South Korea have both recorded high levels of Lithium-ion battery exports in 1-H of 2016 as auto companies’ ramp up battery consumption to power all-electric vehicle offerings. Lithium ion battery shipments from Japan, the world’s leading producer topped 33,500 tons in 1-H of 2016, an increase of 31% year to year.

Goldman Sachs predicted that the market consumption could very well triple from the current production by 2025. Just a 1% increase of Electric Vehicles hitting the market could increase lithium demand by roughly half of the current production of lithium today.

SQM’s CEO Patricio de Solminihac said in a 2015 interview with Benchmark Mineral Intelligence that the company could increase production within 12 months, if necessary, to meet higher demand.

FMC and Albemarle have decided not to wait. FMC announced in May it would triple its production of lithium hydroxide by 2019, increasing to 30,000 tons from 10,000. Albemarle also announced it would be increasing production of lithium carbonate to 70,000 tons from 24,000 over 27 years.

Tesla’s mile long Gigafactory is expected to start producing powerful Lithium-ion batteries in 2017 with their partner Panasonic. The Gigafactory will supply batteries for the 500,000 cars Tesla hopes to produce by the end of the decade, as well as to power homes. This is no one shot, Chrysler, Dodge, Ford, GM, Mercedes-Benz, Mitsubishi, Nissan, Saturn, Tesla and Toyota have all announced plans to build lithium-ion battery powered cars.

Preorders of the new Tesla model 3 have sold out to 400,000 and production is starting 2 years ahead of schedule. Elon Musk has stated that Tesla will have to acquire the entire lithium market to meet the current demands.

Thus, the global lithium market is approaching a major shortage, which has made it the world’s hottest commodity and mineral explorers have launched a frantic effort to locate and bring new supply to a hungry marketplace.

Lithium brine exploration and development has proven to be much more cost effective and faster to be put into production than the hard rock mine counterparts.

Lithium brine deposits are considered placer deposits and are easier to permit. Brine is also a liquid which means that drilling to find it is more akin to drilling for water. It’s also typically located relatively close to surface, which limits the amount of meters drilled. Once a Lithium Brine is found, the continuity is more straightforward to understand and quantify.

As the brines are found in large flat areas, the construction of numerous flat evaporation pools or direct solvent extraction can be achieved at relatively low cost. Environmental impact is minimized as the excess residual brines can be pumped back into the salt flats.

Competition

Oroplata has to compete with other companies searching for minerals in Nevada and seeking financing for the development of their specific properties. Often, not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There are only a limited number of investors willing to invest in a company which had no proven reserves and has just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strapped for funds and unable to do any worthwhile exploration work on the Western Nevada Basin claim. We might never be able to compete against these other companies and hence never bring the Western Nevada Basin project into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the Western Nevada Basin Project, materials to set up a camp if required and supplies including drill rigs.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Description of Properties

The Western Nevada Basin (WNB) Property is located in east central Nye County, Nevada (Figure 1) approximately 93 miles northeast of the county seat of Tonopah, NV, the major commercial center for the region; 56 miles southwest of the town of Ely, NV and 120 miles northeast of the village of Silver Peak the only currently operating Lithium producer in the State.

Figure 1. Location Map. The Western Nevada Basin Project is located within the central portion of the Railroad Valley playa about approximately 169 miles north-northwest of Las Vegas, NV and 234 miles east-southeast of Reno, NV.

Highway 6
Competitor
(BLM RECORDS)
Private Lands
& Minerals
Oroplata
Claim Block
Area of Interest
N
W
E
S
0
Scale in Miles
5

(Figure 2). The Western Nevada Basin Property covers just over 6,000 acres. It consists of a total of two hundred sixty (260) placer claims (Figure 2). Each claim covers approximately 20 acres and was laid out by aliquot parts as required by the Bureau of Land Management.

Lithium is a locatable mineral according to the Code of Federal Regulations. Rights to Lithium are to be held by lode claims where it occurs in bedrock and by placer claims where it occurs in sediments. A body of legal precedence set during the original development of lithium brines in the area provides that lithium in valley sediments by nature of the unconsolidated host rock are staked by and produced from placer claims.

The WNB project is held by 260, 20 acre placer claims, which are located on public Federal lands managed by the Bureau of Land Management. The placer claims are located on U.S. Surveyed lands and fit to aliquot parts.

In Nevada the claim staking procedure requires recording documents with both the county Recorder’s Office and then with the state Bureau of Land Management office. Claims must be held by posts at the claims four corners and Notice of Location which describe the claims legal description of location and owner. The claims are required to be recorded at the county courthouse within the proper jurisdiction within 90 days from the staking date.

Placer claims on Federal lands are held to a September 1 to August 31 assessment year when Intent to Hold or Proof of Labor documents need to be filed with the county for the annual assessment work. The pertinent documents are filed with the Nye County Recorder’s Office.

The claims were staked by the third Party, Plateau Ventures LLC of Moab Utah and official rights to the claims by Oroplata is subject to Quit Claim Deed Transfer Approval by BLM. Oroplata, through its 100% owned subsidiary, Lithortech Resources, Inc., received full entitlement to the Western Nevada Basin property by way of the Quit Claim Deed on January 2, 2017. The signed and approved Quit Claim Deed document is attached.

The current annual maintenance fee is $155 per 20 acre (or a portion thereof) placer claim (http://www.blm.gov/ca/st/en/info/iac/miningfacts.html). Payment of those fees allows the claim to stay on the BLM active data base. Non-payment results in the claims moving to ‘closed’ status. Before August 31st each year, a payment of $155 per claims is made to the BLM to hold the claims in good standing for the following assessment year. The total cost for the 260 WNB Claims was $42,060. In August 2017, the Company paid $42,060 to the BLM for 260 Claims.

When fees are paid a claim is deemed ‘active’. Active and approved claims are listed and can be viewed on the BLM interactive website LR2000 (http://www.blm.gov/lr2000/)

Before October 31st of each year, it is necessary to make a payment to the county of $10 per claim to file an affidavit of assessment fees paid and notice of intent to hold the claims into the next assessment year. The total cost for the current 260 WNB claims is $2,600.

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

The area has a long history of mining. Mining personnel can be sourced mostly from the larger towns of Tonopah or Ely.

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

Railroad Valley comprises and an area of approximately 2,750 square miles. Two playa areas occur within the valley. The Property is located on the huge Northern Playa on the valley floor at elevations generally of 4400 – 4700 feet. The valley floor is characterized by subdued topography with washes eroding into slightly older valley-fill sediments.

The claims are located on the playa and vegetation is scarce. There is sufficient surface area for recovery facilities within the claim group. Water in the basin is unallocated, which is an advantage for processing in the future.

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

Clayton Valley contains the only currently producing Lithium Brine project in Nevada. Production has been on-going since 1967. The production at Clayton Valley is located approximately 120 miles west of the Railroad Valley. Evidence from Clayton Valley suggests that felsic vitric tuffs are a particularly favorable primary source of Lithium as well, uplifted Neogene lake beds from earlier in the basin’s history, which have been altered to hectorite, may provide a source of Lithium.

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

The stratigraphy of the valley is known to contain Paleozoic platform carbonate rocks, Tertiary volcanic rocks, and Tertiary lacustrine sediments. In comparison to Clayton Valley, the Railroad Valley has a large endowment of Neogene volcanic flows and tuffaceous rocks.

Oil exploration has reported a number of laterally continuous thick Brine horizons throughout Railroad Valley. Sampling for Lithium from the brines was not conducted by the oil industry. Good reservoir rocks for oil may not represent good reservoir hosts for Lithium. The underlying brine-waters of the Railroad Valley were at one time examined as a potential reservoir for Las Vegas.

Volcanic rocks form a large part of the Neogene rock sequence: ash-flow tuffs and basalt flows from major calderas in eastern and central Nevada. Thickness of the volcanic section can vary greatly because of Neogene erosion and faulting. The thickness of ash flow tuffs in Railroad Valley can range from less than 1,000 ft to more than 3,000 ft. These rocks have shown good porosity and may represent an enormous source for Lithium.

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

Exploration and Development

A proposed budget of US$2,895,000 for a 2018 Phase One exploration program is shown in the following table. Any subsequent work would be contingent upon favorable results from the program and would fall under a separate future budget.

2018
Office and Exploration Expenditures
• General and Administrative	600,000
• Staking, Surveying and Land Admin	720,000
• Drilling and Mobilization	800,000
• Assaying and Shipping	50,000
• Geologic team & Field Personnel	250,000
• Vehicles, Travel & Field Supplies	125,000
• Contingency	350,000
Total Short Program Budget	2,895,000

The work would consist of direct sampling and analysis of Lithium both laterally and vertically across the project area from both volcanic horizons and underground Brines contained within the Playa. Drilling and mobilization represent the largest costs of the program. Every effort would be made to minimize costs and maximize the sampling of brine from either re-entry and perforation of ‘shut-in’ oil wells or testing of current water wells in the project area.

Exploration Time Table

The work for the Phase One exploration program will be designed over the following 4 to 5 months. Surficial sampling will be performed from February to March and Drilling and sampling from April to June. Analytical analysis will follow each program.

Other Mineral Properties

We are not contemplating any other mineral properties at this time.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or our officers or directors of those of our subsidiaries’ in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares of common stock are eligible for quotation on the OTC Markets Group under the symbol “ORRP.” However, our shares do not trade other than on an extremely limited and sporadic basis. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported on the OTC Markets Group since the first period for which figures are available. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. Our shares of common stock first began trading on February 1, 2016.

	High	Low
Year 2017
Fourth Quarter	$0.18	$0.095
Third Quarter	$0.335	$0.095
Second Quarter	$0.35	$0.1586
First Quarter	$0.55	$0.16

Year 2016
Fourth Quarter	$1.90	$0.21
Third Quarter	$1.65	$0.25
Second Quarter (beginning February 1, 2016)	$0.50	$0.35
First Quarter	$-	$-

On January 12, 2018, the closing price of our Common Stock as reported by the OTC Markets Group was $0.091 per share.

Holders

As of January 12, 2018, we have approximately 41 shareholders including our directors and officers. One such holder is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of Common Stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

•we would not be able to pay our debts as they become due in the usual course of business; or

•our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Stock Options, Warrants and Rights

As at September 30, 2017, Oroplata has 6,454,545 potentially issuable shares of common stock including:

•2,742,000 potentially issuable shares of common stock from share purchase warrants issued with an exercise price that ranges from $0.001 to $0.50 per share; and

•3,712,545 potentially issuable shares of common stock from convertible debt instruments that were issued and are convertible into common shares at the Company at $0.10 to $0.11 per share, at any time at the option of the note holder.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) of the Exchange Act and Rule 15g-9 thereunder, commonly referred to as the “penny stock rule”. Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules. Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of US$1,000,000 or annual income exceeding US$200,000 or US$300,000 together with their spouse. For transactions covered by these rules, broker dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Report, we do not have any compensation plans under which our equity securities are authorized for issuance. We intend to adopt an equity compensation plan in which our directors, officers, employees and consultants will be eligible to participate. However, no formal steps have yet been taken to adopt such a plan.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended September 30, 2017.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended September 30, 2017.

Item 6. Selected Financial Data

Not required.

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

Results of Operations

Working Capital

	September 30, 2017 $	September 30, 2016 $
Current Assets	61,641	90,040
Current Liabilities	1,327,646	634,033
Working Capital (Deficit)	(1,266,005)	(543,993)

Cash Flows

	September 30, 2017 $	September 30, 2016 $
Cash Flows used in Operating Activities	(484,899)	(199,402)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	404,000	279,496
Net increase (decrease) in Cash During Period	(80,899)	80,094

Operating Revenues

During the years ended September 30, 2017 and 2016, the Company did not record any revenues from operations.

Operating Expenses and Net Loss

During the year ended September 30, 2017, the Company incurred operating expenses of $2,198,907 compared to $2,398,931 during the year ended September 30, 2016. The decrease in operating expenses is due to an impairment charged against the acquisition of the Nye Claims during the year ended September 30, 2016 of $1,231,848. The one-time items from fiscal 2016 were offset by an increase in general and administrative expense of $469,024 relating primarily to stock-based compensation expense for issuance of share purchase warrants as bonus compensation for debt financing and issuance of common shares for services. Furthermore, there was an increase of $562,800 in exploration costs as the Company issued 2,000,000 common shares with a fair value of $600,000 as part of the settlement agreement related to the purchase of the mineral claims on the Nye County properties which was offset by payment of $77,500 for Nye County in 2016. Finally, the Company also recorded a payroll costs of $57,200 relating to payroll expense incurred for staffing at Lithortech Resources (“Lithortech”), the Company’s wholly-owned subsidiary, compared to $0 in 2016.

Net loss for the year ended September 30, 2017 was $2,690,342 compared to $28,356,180 during the year ended September 30, 2016. The decrease is due to the Company recording a one-time charge to other expense for $25,920,000 relating to the issuance of 16,000,000 common shares of the Company for no consideration. The Company also recorded accretion and interest expense of $497,269 during the year ended September 30, 2017 compared to accretion and interest expense of $37,249, as the Company incurred a full year of accretion costs relating to the beneficial conversion feature of the conversion options on the convertible debentures issued, and a full year of interest expense for convertible debentures that were issued in the prior year. $36,000 loss on settlement of debt relating to the issuance of common shares to settle outstanding accounts payable and a gain on extinguishment of debt of $41,834 related to settlement of the Nye County mineral claims of $25,000 and $16,834 of accounts payable being written off by a prior vendor.

For the year ended September 30, 2017, the Company recorded a loss per share of $0.05 per share compared with a loss per share of $0.66 per share for the year ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash of $9,141 and total assets of $61,641 compared to cash and total assets of $90,040 at September 30, 2016. The decrease in cash is due to the fact that the Company used more cash available to them, as the Company had more operating expenses in fiscal 2017 compared to fiscal 2016.

As of September 30, 2017, the Company had total liabilities of $1,327,646 compared to $634,033 as at September 30, 2016. The increase in total liabilities was attributed to an increase of $664,258 of convertible debentures, as the Company financed its continued growth and operations with the issuance of convertible notes, $40,100 increase in amounts due to related parties, and a decrease of $10,745 for accounts payable and accrued liabilities as the Company had the $41,834 in forgiveness of accounts payable and accrued liabilities and settled significant amounts of outstanding payables through the issuance of common shares.

As of September 30, 2017, the Company had a working capital deficit of $1,266,005 compared with a working capital deficit of $543,993 as of September 30, 2016. The increase in working capital deficit is due to additional long-term funding received from a loan holder which was used for operating activities.

During the year ended September 30, 2016, the Company issued 636,934 common shares with a fair value of $1,031,848 as part of the acquisition costs of the Nye Claims, 16,000,000 common shares with a fair value of $25,920,000 for no consideration to the Company, and 500,000 common shares with a fair value of $425,000 for consulting services. During the year ended September 30, 2017, the Company issued 400,000 common shares with a fair value of $96,000 to settle outstanding accounts payables, and 1,600,000 common shares with a fair value of $357,000 for consulting and professional services. Furthermore, the Company also received 636,943 common shares that were previously issued for the Nye County property and the shares were returned to treasury.

Cashflows from Operating Activities

During the year ended September 30 2017, the Company used $484,899 of cash for operating activities compared to $199,402 during the year ended September 30, 2016. The increase in cash used for operating activities was due to the fact that the Company raised $347,912 of cash from financing activities which was used to further the Company’s organizational and strategic objectives.

Cashflows from Investing Activities

During the year ended September 30, 2017 and 2016, the Company had no investing activities.

Cashflows from Financing Activities

During the year ended September 30, 2016, the Company received $404,000 from financing activities from the issuance of convertible notes. During the year ended September 30, 2016, the Company received $279,496 of cash from financing activities, which included $231,000 from the issuance of convertible debentures and $48,496 advanced from related parties.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

OROPLATA RESOURCES, INC.

Financial Statements

For the Years Ended September 30, 2017 and 2016 (Restated)

Report of Independent Registered Public Accounting FirmF-1

Consolidated Balance SheetsF-2

Consolidated Statements of OperationsF-3

Consolidated Statement of Stockholders’ DeficitF-4

Consolidated Statements of Cash FlowsF-5

Notes to the Consolidated Financial StatementsF-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Oroplata Resources, Inc.

We have audited the accompanying consolidated balance sheets of Oroplata Resources, Inc. (the Company) as of September 30, 2017 and 2016 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oroplata Resources, Inc. as of September 30, 2017 and 2016 (restated), and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah

Farmington, Utah

January 16, 2018

1

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	September 30, 2017 $	September 30, 2016 $
		(Restated)
ASSETS

Current assets

Cash	9,141	90,040
Prepaid expense	52,500	-

Total current assets	61,641	90,040

Total assets	61,641	90,040

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	412,463	423,208
Due to related parties	218,246	178,146
Notes payable, net of unamortized discount of $13,063 and $198,321, respectively	696,937	32,679

Total current liabilities	1,327,646	634,033

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 58,500,000 and 57,136,934 common shares, respectively	58,500	57,137

Additional paid-in capital	29,892,737	27,925,770

Deficit	(31,217,242)	(28,526,900)

Total stockholders’ deficit	(1,266,005)	(543,993)

Total liabilities and stockholders’ equity (deficit)	61,641	90,040

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

	For the year ended September 30, 2017 $	For the year ended September 30, 2016 $
		(Restated)
Expenses

Exploration costs	640,300	77,500
General and administrative	1,558,607	1,089,583
Impairment of mineral property	–	1,231,848

Net loss before other expenses	(2,198,907)	(2,398,931)

Other expenses

Accretion and interest expense	(497,269)	(37,249)
Gain on forgiveness of debt	41,834
Loss on settlement of debt	(36,000)	–
Other expense	–	(25,920,000)

Total other expenses	(491,435)	(25,957,249)

Net loss	(2,690,342)	(28,356,180)
Net loss per share, basic and diluted	(0.05)	(0.66)
Weighted average shares outstanding	58,337,070	43,239,306

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statement of Stockholders’ Deficit

	Common Shares		Additional Paid-In Capital $	Deficit $	Total $
	Number	Amount $

Balance, September 30, 2015	40,000,000	40,000	40,000	(170,720)	(90,720)

Shares issued to acquire mineral property	636,943	637	1,031,211	–	1,031,848

Shares issued for other expenses	16,000,000	16,000	25,904,000	–	25,920,000

Shares issued for services	500,000	500	424,500	–	425,000

Fair value of share purchase warrants	–	–	295,059	–	295,059

Fair value of beneficial conversion feature	–	–	231,000	–	231,000

Net loss for the year	–	–	–	(28,356,180)	(28,356,180)

Balance, September 30, 2016 (Restated)	57,136,943	57,137	27,925,770	(28,526,900)	(543,993)

Shares issued for settlement agreement	2,000,000	2,000	598,000	–	600,000

Shares issued for accounts payable	400,000	400	95,600	–	96,000

Shares issued for services	1,600,000	1,600	355,400	–	357,000

Share cancellation	(2,636,943)	(2,637)	2,637	–	–

Fair value of share purchase warrants	–	–	652,977	–	652,977

Fair value of beneficial conversion feature	–	–	262,353	–	262,353

Net loss for the year	–	–	–	(2,690,342)	(2,690,342)

Balance, September 30, 2017	58,500,000	58,500	29,892,737	(31,217,242)	(1,266,005)

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

	Year ended September 30, 2017 $	Year ended September 30, 2016 $
		(Restated)
Operating Activities
Net loss	(2,690,342)	(28,356,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	447,611	32,679
Fair value of share purchase warrants issued	652,977	295,059
Impairment loss on mineral property	–	1,231,848
Shares issued for other expenses		25,920,000
Convertible note issued for commitment fee	75,000	–
Gain of forgiveness of debt	(41,834)	–
Loss on settlement of debt	36,000	–
Shares issued for settlement agreement	600,000	–
Shares issued for services	357,000	425,000
Changes in operating assets and liabilities:
Prepaid expenses	(52,500)	1,000
Accounts payable and accrued liabilities	91,089	203,192
Due to related parties	40,100	48,000
Net Cash Used In Operating Activities	(484,899)	(199,402)
Investing Activities	–	–
Net Cash Used In Investing Activities	–	–
Financing Activities
Advances from related parties	–	48,496
Proceeds from issuance of convertible debentures	404,000	–
Proceeds from issuance of notes payable	–	231,000
Net Cash Provided By Financing Activities	404,000	279,496
Increase (Decrease) in Cash	(80,899)	80,094
Cash – Beginning of Period	90,040	9,946
Cash – End of Period	9,141	90,040
Non-cash investing and financing activities:
Shares issued for acquisition of mineral properties	-	1,031,848
Shares issued for other expenses	–	25,920,000
Mineral property acquisition costs in accounts payable	-	200,000
Original issue discount on convertible debentures	37,080	–
Shares issued to settle accounts payable	60,000	–
Discount on convertible debenture	13,063	198,321
Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Nature of Operations

Oroplata Resources Inc. (the “Company”) was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsdiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On July 26, 2016, the Company incorporated Lithortech Resources Inc., a Nevada company, as a wholly-owned subsidiary. The Company currently holds mineral rights in the Dominican Republic and in the Western Nevada Basin of Nye County in the state of Nevada.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2017, the Company has not earned revenue, has negative cash flows from operations, has a working capital deficit of $1,266,005 and an accumulated deficit of $31,217,242. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2017 and 2016, there were no cash equivalents.

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

2. Summary of Significant Accounting Policies (continued)

(d)Long-Lived Assets (continued)

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

(e)Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2017, the Company has 9,196,545 (2016 – 1,584,000) potentially dilutive shares.

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

(g)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2017 and 2015, the Company has no items representing comprehensive income or loss.

(h)Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

(i)Financial Instruments

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

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

(i)Financial Instruments (continued)

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

(j)Income Taxes

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

Due to the Company’s net loss position from inception on October 6, 2011 to September 30, 2017, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at September 30, 2017.

(k)Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2017 and 2016, the Company did not grant any stock options.

(l)Mineral Property Costs

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

2. Summary of Significant Accounting Policies (continued)

(m)Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred.

(n)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Mineral Property

(a)The Company has acquired the mineral rights to the Mogollon claim located in the Province of San Juan near the villages of Solorin and El Toro in the Dominican Republic for $10,000 which included the cost of a geological report.

(b)On June 15, 2016, the Company acquired the mineral rights to 500 lithium claims, with an option to purchase an additional 600 lithium claims, situated in the Railroad Valley in the Western Nevada Basin of Nye County, Nevada in exchange for $277,500.

Of the $277,500 payable, $100,000 was due immediately upon signing of the agreement and could be paid within 10 days, $100,000 was due after confirmation of the claims being free from all liens, encumbrances, and mortgages (within 30 days of signing the agreement), and $77,500 upon registration with the BLM for the claims that are due (to be completed on or before July 31, 2016).

The entire amount of $277,500 was advanced by various individuals and is recorded in accounts payable and accrued liabilities on the balance sheet. Due to payments being late and not paid on-time per the agreement, the Company agreed to issue 636,943 restricted shares of common stock. In November 2016, a settlement agreement related to the purchase of the Nye County properties was reached, in which, the parties settled on payment of $252,500, the return of the previously issued 636,943 restricted shares of common stock and the issuance of 2,000,000 unrestricted shares of common stock. The $25,000 reduction in the required payment was recorded as a gain on extinguishment of debt on the statement of operations.

The total consideration given for the mineral rights was $1,231,848 which includes the $200,000 payment ($77,500 was recorded as exploration expense) and the 636,943 shares of common stock valued at $1,031,848. The total amount of $1,231,848 was impaired and recorded as an impairment loss during the year ended September 30, 2016.

4.Convertible Notes Payable

(a)On July 18, 2016, the Company entered into a convertible note agreement, as amended, with a non-related party for proceeds of $75,000. The terms of the convertible note became effective on February 15, 2017. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company at $0.24 per share, and is due on February 18, 2017. In September 2017, the conversion price was amended to $0.11 per share and the due date extended to December 31, 2017. The initial amortized discount was $9,375 and as at September 30, 2017, the carrying value of the note payable is $75,000 (September 30, 2016 - $nil), the unamortized discount on the note is $nil (September 30, 2016 - $nil), and accrued interest of $4,685 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

(b)On July 18, 2016, the Company entered into a loan agreement, as amended, with a non-related party for proceeds of $121,000. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company at $0.50 per share, and is due on April 18, 2017. On January 31, 2017, the due date was extended to December 31, 2017. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $121,000. In September 2017, the conversion price was amended to $0.11 per share. As at September 30, 2017, the carrying value of the note payable is $121,000 (2016 - $32,679), the unamortized discount on the note is $nil (2016 - $88,321), and accrued interest of $15,382 (2016 - $3,282) has been recorded in accounts payable and accrued liabilities.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.Convertible Notes Payable (continued)

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(c)On September 28, 2016, the Company entered into a loan agreement, as amended with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000, net of issuance fees of $10,000. The amount owing is secured, bears interest at 10%, and is due on September 30, 2017, and is convertible into common shares of the Company at $0.10 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $110,000. In September 2017, the conversion price was amended to $0.11 per share and the due date extended to December 31, 2017. As at September 30, 2017, the carrying value of the note payable is $110,000 (2016 - $nil), the unamortized discount on the note is $nil (2016 - $110,000), and accrued interest of $11,000 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

(d)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. On February 16, 2017, the Company received proceeds of $32,428, net of issuance fees of $2,948. On February 24, 2017, the Company received proceeds of $77,000, net of issuance fees of $7,000. On April 17, 2017, the Company received proceeds of $13,750, net of issuance fees of $1,250. On April 26, 2017, the Company received proceeds of $88,000, net of issuance fees of $8,000. On June 13, 2017, the Company received proceeds of $38,822 net of issuance fees of $3,882. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.11 per share. During the year ended September 30, 2017, the Company recorded a beneficial conversion feature of $262,353. As at September 30, 2017, the carrying value of the note payable is $250,000 (2016 - $nil), the unamortized discount on the note is $nil (2016 - $nil), and accrued interest of $12,236 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

(e)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. The aggregate principal amount owed of $154,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. During the year ended September 30, 2017, the Company recorded a beneficial conversion feature of $16,000. As at September 30, 2017, the carrying value of the note payable is $140,937 (2016 - $nil), the unamortized discount on the note is $13,063 (2016 - $nil), and accrued interest of $2,507(2016 - $nil) has been recorded in accounts payable and accrued liabilities.

5.Related Party Transactions

(a)As of September 30, 2017, the Company owes $120,146 (2016 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of September 30, 2017, the Company owes $85,500 (2016 - $33,000) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the year ended September 30, 2017, the Company accrued $60,000 (2016 - $30,000) of management fees, received advances of $nil (2016 - $10,000), and repaid $7,500 (2016 - $7,000) to the former Chief Executive Officer of the Company.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.Related Party Transactions (continued)

(c)As of September 30, 2017, the Company owes $12,500 (2016 - $25,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the year ended September 30, 2017, the Company recorded management fees of $nil and repaid $12,500 to the directors of the Company.

(d) As of September 30, 2017, the Company owes $100 (2016 - $nil) to the Secretary and director of the Company for cash advance for the Company’s new bank account. The amounts owing are unsecured, non-interest bearing, and due on demand.

6.Common Shares

Authorized: 500,000,000 shares of common stock, with par value of $0.001.

Year Ended September 30, 2016

(a)On May 31, 2016, the former Chief Executive Officer and Director of the Company sold 25,000,000 common shares of the Company to the Chief Executive Officer and Director of the Company for proceeds of $25,000 in a private sale. The transaction has no impact on the issued and outstanding common shares of the Company.

(b)On June 15, 2016, the Company acquired mineral properties in Nye County, Nevada from Plateau Ventures LLC (“Plateau”), a non-related party, in exchange for the issuance of 636,943 common shares of the Company with a fair value of $1,031,848, which is the end of day trading price of the Company’s common shares on the date of the agreement which was the date that the shares became issuable.  In addition, the Company issued 16,000,000 common shares with a fair value of $25,920,000 to individuals for no consideration received.

(c)On August 19, 2016, the Company issued 500,000 common shares with a fair value of $425,000 to a consultant for services. The fair value of the common shares is based on the end of day trading price of the Company’s common shares on the date of issuance.

Year Ended September 30, 2017

(a)On November 8, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $600,000. The shares were issued as part of a settlement agreement related to the purchase of the Nye County properties, in which, the parties settled on payment of $252,500 and the return of the previously issued 636,943 shares of common stock.  Refer to Note 3.

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

(h)On July 31, 2017, the Company issued 500,000 common shares with a fair value of $65,000 for professional services.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.Share Purchase Warrants

On February 15, 2017, the Company issued 500,000 share purchase warrants as bonus compensation for debt financing with an exercise price of $0.15 per share of common stock for a period of five years. The fair value of the share purchase warrants was $133,295, calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 212%, expected life of 5 years, and a risk-free rate of 1%.

On February 16, 2017, the Company issued 2,000,000 share purchase warrants with an exercise price of $0.001 per share of common stock for a period of five years to replace 2,000,000 shares of common stock which were cancelled and returned to treasury (refer to Note 6). The fair value of the share purchase warrants was $519,682, calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 212%, expected life of 5 years, and a risk-free rate of 1% and was recorded as an expense.

	Number of cashless warrants	Weighted average exercise price $

Balance, September 30, 2016	242,000	0.50

Issued	2,500,000	0.03

Balance, September 30, 2017	2,742,000	0.07

Additional information regarding share purchase warrants as of September 30, 2017, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	2,000,000	4.6
0.15	500,000	4.6
0.50	242,000	4.0

	2,742,000	4.5

8.Income Taxes

The Company has $2,588,674 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 30% to net loss before income taxes. As at September 30, 2017 and 2016, the Company had no uncertain tax positions. The Company’s last three years of tax returns are open for examination by taxing authorities.

	September 30, 2017 $	September 30, 2016 $

Net loss before taxes	2,690,342	28,356,180
Statutory rate	30%	30%

Computed expected tax recovery	807,103	8,506,854
Permanent differences and other	(340,177)	(8,221,376)
Change in valuation allowance	(466,926)	(285,478)
Income tax provision	–	–

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at September 30, 2017 and 2016 after applying enacted corporate income tax rates are as follows:

	2017 $	2016 $

Net operating losses carried forward	776,602	336,694
Valuation allowance	(776,602)	(336,694)

Net deferred tax asset	–	–

9. Restatement

The Company has restated its consolidated financial statements as at September 30, 2016 and for the year then ended to reflect adjustments related to notes payable that were not valid obligations of the Company, and issuance of common shares for the acquisition of mineral properties that were not issued for proper consideration. This restatement resulted in an increase to net loss of $25,000 and no change to net loss per share.

The impact of the restatement as at September 30, 2016 and for the year then ended is summarized below:

Consolidated Balance Sheet

	As at September 30, 2016
	As reported $	Adjustment $	As restated $

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	95,208	328,000	423,208

Total Current Liabilities	306,033	328,000	634,033

Notes payable	303,000	(303,000)	–

Total Liabilities	609,033	25,000	634,033

Stockholders’ Equity

Deficit	(28,501,900)	(25,000)	(28,526,900)

Total Stockholders’ Equity	(518,993)	(25,000)	(543,993)

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Restatement (continued)

Consolidated Statement of Operations

	Year ended September 30, 2016
	As reported $	Adjustment $	As restated $

Expenses

Exploration costs	152,500	(75,000)	77,500
Impairment of mineral property	27,051,848	(25,820,000)	1,231,848

Net loss before other expense	(28,293,931)	25,895,000	(2,398,931)

Other expenses	–	(25,920,000)	(25,920,000)

Total other income (expense)	(37,249)	(25,920,000)	(25,957,249)

Net loss for the year	(28,331,180)	(25,000)	(28,356,180)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Year ended September 30, 2016
	As reported $	Adjustment $	As restated $

Deficit	(28,501,900)	(25,000)	(28,526,900)

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Restatement (continued)

Consolidated Statement of Cash Flows

	Year ended September 30, 2016
	As reported $	Adjustment $	As restated $

Operating Activities

Net loss for the year	(28,331,180)	(25,000)	(28,356,180)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on mineral property	27,051,848	(25,820,000)	1,231,848
Shares issued for other expenses	–	25,920,000	25,920,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	75,192	128,000	203,192

Net Cash Used In Operating Activities	(402,402)	203,000	(199,402)

Investing Activities

Mineral property acquisition costs	(100,000)	100,000	–

Net Cash Used in Investing Activities	(100,000)	100,000	–

Changes in financing activities

Proceeds from issuance of notes payable	534,000	(303,000)	231,000

Net Cash Provided by Financing Activities	582,496	(303,000)	279,496

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Subsequent Events

We have evaluated subsequent events through to the date of issuance of the consolidated financial statements, and did not have any material recognizable subsequent events after September 30, 2017 with the exception of the following:

(a)On December 4, 2017, the Company granted 1,000,000 share purchase warrants to a non-related party for professional services. Each share purchase warrant is exercisable into one common share of the Company at $0.10 per share for a period of one year from the date of issuance.

(b)On December 5, 2017, the Company issued 578,696 shares of common stock for the conversion of $66,550 of convertible notes payable.

(c)On December 29, 2017, the Company issued 10,700,000 common shares to consultants of the Company for services rendered. In addition, the Company cancelled and reissued 1,000,000 common shares to the Chief Executive Officer of the Company (“CEO”).

(d)On December 29, 2017, the Company issued 6,000,000 restricted common shares to directors of the Company for services rendered. In addition, the Company entered into consulting agreements with each director of the Company for $5,000 per month for a period of three years, and an additional issuance of 1,000,000 common shares per director on the first and second anniversary of the consulting agreement.

(e)On December 29, 2017, the Company issued 4,000,000 common shares to the CEO upon finalization of a formal employment agreement (the “Agreement”). Under the terms of the Agreement, the Company will pay $70,000 as compensation for past services and receive future monthly payments of $20,833 per month. Furthermore, the Company will also issue an additional 1,000,000 common shares on August 7, 2018 and 2019 as long as the CEO is still providing services to the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, The Company contracts with an independent firm to review and test its internal controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of September 30, 2017, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of September 30, 2017.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was not effective as of September 30, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Extension of Notes

On December 14, 2017, the Company announced that it has received financial support and commitment from its primary financial partner, Tangiers Capital. Tangiers Capital has extended the maturity of their current Notes for one year and has agreed to waive all potential default fees. This flexibility and commitment to provide additional capital demonstrated their faith in the Company’s new management team and land assets.

Restatements

On December 27, 2017, the Board of Directors (the “Board”) of Oroplata Resources, Inc., after considering the recommendations of management and its Auditor, Heaton & Company, PLLC, concluded that the Company’s consolidated financial statements as of and for the twelve months ended September 30, 2016 and the quarters therein and its condensed consolidated financial statements for the three months ended December 31, 2016, the three months and six months March 31, 2017, and the three months and nine months ended June 30, 2017 (collectively, the “Non-Reliance Periods”), should not be relied upon because of information that has become available to the Company that affects the accuracy of the statements and data therein (the “Inaccurate Information” as discussed further below). Accordingly, investors, analysts and other persons should not rely upon the Company’s previously released financial statements and other financial data for the Non-Reliance Periods or any press releases, investor presentations or other communications that relate to that information.

As known to the Board as of December 27, 2017, the Inaccurate Information relates solely to accounting for certain common shares issued by the Company in 2016 which the Board has information to believe were not issued for proper consideration and for certain alleged liabilities of the Company (alleged to occur in 2016) that were not valid obligations of the Company. Accordingly, the Company announced that it will restate its historical financial results for the Non-Reliance Periods to reflect the removal of the Inaccurate Information. While the Company is continuing to perform a detailed review of its previously reported financial information, the Company currently anticipates that, when all of the necessary adjustments are aggregated, the net cumulative effect on each of its financial statements for the Non-Reliance Periods will be material but will be a non-cash item on the Company’s financial statements and will not affect the Company’s cash position or cause any potential dilution to the Company’s stockholders or affect any future cash flows of the Company except in the case of a change of control of the Company and even then in only certain circumstances.

Mogollan Rights

In December 2017, the Company determined that the previously reported mineral rights to the Mogollon concession located in the Dominican Republic are no longer valid and the Company has determined that it has no further interest in pursuing any mineral claims in the Dominican Republic.

Executive Employment Agreement

On December 29, 2017, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Douglas Cole (“Executive”) as Chief Executive Officer of the Company. The term of the Employment Agreement is three years.

Pursuant to the Employment Agreement, the Executive is entitled to receive compensation equal to $70,000 for consulting services provided to the Company from March 1, 2017 until August 7, 2017. During such period Executive assisted the prior chief executive officer providing services similarly provided by a chief operating officer and chief financial officer as well as serving as controller and secretary of the Company.

In addition, Executive shall receive month cash compensation equal to $20,833 retroactive to August 7, 2017, the date he was appointed Chief Executive Officer. Executive received 3,000,000 restricted common shares upon the execution of the Employment Agreement and shall receive additional grants of one million shares on each of August 7, 2018 and August 7, 2019 provided Executive is still providing services to the Company on such dates.

Executive also received on December 29, 2017, 1,000,000 restricted common shares as a replacement for 1,000,000 shares previously issued to him in 2016 for consulting work provided to the Company by the Executive but were canceled by the Company because they were not issued properly. These 1,000,000 shares are not related to any compensation as an officer but are being received by the Executive while he is currently serving as an officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
William Hunter	48	Director
Douglas MacLellan	61	Director
Douglas Cole	62	Director, CEO, CFO, Controller, Secretary

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

Douglas MacLellan, Director

Mr. MacLellan, age 61, currently serves as Chairman of the Board of eWellness Corporation since May 2013. From November 2009 to present Mr. MacLellan has been an independent director of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. In May 2014, Mr. MacLellan joined the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early stage mining company. Until April 2014, Mr. MacLellan was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continues to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm since 1992. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

There have been no transactions since the beginning of the Company's last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. MacLellan (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. MacLellan was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Douglas Cole, Director, CEO, CFO, Controller, Secretary

Mr. Cole, age 62, has been a Partner overseeing all ongoing deal activities with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Mr. Cole currently serves on the Board of Directors of eWellness Healthcare Corporation (EWLL). Since 1977 Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997 Mr. Cole became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley in 1978.

There have been no transactions since the beginning of the Company's last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Cole (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Cole was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as September 30, 2017, we do not believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended September 30, 2017 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Cole CEO, CFO, and Chairman of the Board	2016	-	-	-	-	-	-	-	-
	2017	59,500	-	-	-	-	-	-	59,500
Douglas MacLellan Director	2016	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
William Hunter Director	2016	15,000	-	-	-	-	-	-	15,000
	2017	15,000	-	-	-	-	-	-	15,000
Craig Alford Former President, CEO, CFO, and Director	2016	30,000	-	-	-	-	-	-	30,000
	2017	60,000	-	-	-	-	-	-	60,000
Greg Kuzma Former Director	2016	15,000	-	-	-	-	-	-	15,000
	2017	-	-	-	-	-	-	-	-
Michael Mason Former Director	2016	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

Outstanding Equity Awards

Since incorporation on October 6, 2011 to September 30, 2017, we have not granted any stock options or stock appreciation rights to our executive officer or directors.

Compensation of Directors and Officers

As of September 30, 2017 we had no standard arrangement to compensate our directors for their services in the capacity as a director. On December 29, 2017, the Company entered in consulting agreements which each of the directors and entered into an employment agreement with its sole executive officer, Douglas Cole (see Item 9B). All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 12, 2018 regarding the beneficial ownership of our common stock, based on 78,778,695shares of Common Stock issued and outstanding, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is deemed to be the address of our principal executive offices.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of January 12, 2018, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Craig Alford	4,000,000	5.1%
William Hunter	3,000,000	3.8%
Douglas Cole	6,000,000	7.6%
Douglas MacLellan	2,000,000	2.5%

There are no arrangements known to the Company which may at a subsequent date result in a change-in-control.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Related Party Transactions

Except as described below, during the past two fiscal years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding Common Stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years.

Director Independence

William Hunter, Douglas MacLellan and Douglas Cole are not independent within the meaning of Section 5605 of NASDAQ.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Audit Fees	$10,500	$8,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,500	$8,500

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		May 22, 2013	S-1	3.1
3.2	Bylaws		May 22, 2013	S-1	3.2
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: January 16, 2018	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer