Form 10-K/A
period 2017-09-30
Oroplata Resources, Inc.
filed 2018-01-18
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,167,861 as of January 12, 2018 based on 67,778,696 shares of common stock and a price of $0.091 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 78,778,696 as of January 12, 2018.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Oroplata Resources, Inc. (the “Company”) on Form 10-K for the period ended September 30, 2017, filed with the Securities and Exchange Commission on January 16, 2018 (the “Form 10-K”), is to correct a typographical error regarding the aggregate market value for the common equity held by non-affiliates and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		May 22, 2013	S-1	3.1
3.2	Bylaws		May 22, 2013	S-1	3.2
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		January 16, 2018	10-K	31.1
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		January 16, 2018	10-K	32.1
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: January 18, 2018	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer