Form 10-Q/A
period 2016-06-30
Oroplata Resources, Inc.
filed 2018-02-13
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2016

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 8, 2018 was 79,357,392.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as originally filed with the Securities and Exchange Commission on August 22, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, and 32.1 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended June 30, 2016 erroneously included the issuance of 16 million common shares as consideration for certain mining claims. The shares were issued but not in consideration of any mining claims. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Oroplata Resources, Inc. at June 30, 2016 (with comparative figures as at September 30, 2015) and the consolidated statements of operations for the three and nine months ended June 30, 2016 and 2015 and the statements of cash flows for the nine months ended June 30, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ended September 30, 2016.

OROPLATA RESOURCES, INC.

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015 (unaudited)	5

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2016 and 2015 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2016 (unaudited)	7

Notes to the Condensed Consolidated Financial Statements for the Three and Nine Months Ended June 30, 2016 and 2015 (unaudited)	8

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

(unaudited)

	June 30, 2016 $	September 30, 2015 $

ASSETS

Current assets

Cash	–	9,946
Prepaid expenses	–	1,000

Total current assets		10,946

Mineral properties	–	–

Total assets	–	10,946

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	117,314	20,016
Due to related parties	130,146	81,650
Total liabilities	247,460	219,195

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 40,000,000 common shares	40,000	40,000

Additional paid-in capital	40,000	40,000

Common stock issuable	26,951,848	–

Deficit	(27,279,308)	(170,720)

Total stockholders’ equity (deficit)	(247,460)	(90,720)

Total liabilities and stockholders’ equity (deficit)	–	10,946

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30, 2016 $	For the three months ended June 30, 2015 $	For the nine months ended June 30, 2016 $	For the nine months ended June 30, 2015 $
	(Restated – Note 7)		(Restated – Note 7)
Revenues	–	–	–	–

Expenses

Exploration costs	–	–	–	10,700
General and administrative	30,369	6,160	56,740	22,713
Impairment of mineral property	1,131,848	–	1,131,848	–

Total expenses	1,162,217	6,160	1,188,588	33,413

Other expenses

Other expense	(25,920,000)	–	(25,920,000)	–

Net loss	(27,082,217)	(6,160)	(27,108,588)	(33,413)
Net loss per share, basic and diluted	(0.68)	(0.00)	(0.68)	(0.00)
Weighted average shares outstanding	40,000,000	40,000,000	40,000,000	40,000,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended June 30, 2016 $	For the nine months ended June 30, 2015 $
	(Restated – Note 7)
Operating Activities

Net loss	(27,108,588)	(33,413)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss and other expenses on mineral property	1,131,848	-
Shares issuable for other expenses	25,920,000

Changes in operating assets and liabilities:

Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	(2,702)	4,253

Net Cash Used In Operating Activities	(58,442)	(29,160)

Financing Activities

Advances from related parties	48,496	20,265

Net Cash Provided By Financing Activities	48,496	20,265

Decrease in Cash	(9,946)	(8,895)

Cash – Beginning of Period	9,946	22,248

Cash – End of Period	–	13,353

Non-cash investing and financing activities:

Shares issuable for acquisition of mineral properties	1,031,848	–
Mineral property acquisition costs in accounts payable	100,000	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the three and nine months ended June 30, 2016 and 2015

(unaudited)

1.Organization and Nature of Operations

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

(b)Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2016 and September 30, 2015, there were no cash equivalents.

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

(unaudited)

2.Summary of Significant Accounting Policies (continued)

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

(unaudited)

2.Summary of Significant Accounting Policies (continued)

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

(j)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2016 and September 30, 2015, the Company has no items representing comprehensive income or loss.

(k)Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred.

(l)Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the three and nine months ended June 30, 2016 and 2015

(unaudited)

2.Summary of Significant Accounting Policies (continued)

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

The $100,000 due at signing has not been paid and is recorded in accounts payable and accrued liabilities on the balance sheet. Due to the non-payment, the Company agreed to issue 636,943 shares of common stock.

The total consideration given for the mineral rights was $1,131,848 which includes the $100,000 payment owed and the 636,943 shares of common stock valued at $1,031,848. The total amount of $1,131,848 was impaired and recorded as an impairment loss during the period ended June 30, 2016.

4.Related Party Transactions

(a)As at June 30, 2016, the Company owes $119,785 (2015 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand. During the nine months ended June 30, 2016, the Company received advances of $38,135 (June 30, 2015 - $20,265) from the former Chief Executive Officer and Director of the Company.

(b)As at June 30, 2016, the Company owes $10,000 (2015 - $nil) to the Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand. During the nine months ended June 30, 2016, the Company received advances of $10,000 (June 30, 2015 - $nil) from the Chief Executive Officer and Director of the Company.

5.Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On October 14, 2011, the Company issued 40,000,000 shares of its common stock to its sole director and officer at $0.002 per share, for net proceeds of $80,000. On March 31, 2015 there were 41 registered holders of record of our common stock due to our sole director and officer selling 15,000,000 common shares under the Company’s effective Form S-1 registration statement to these shareholders. The Company did not receive any proceeds from the sale of these shares.

(b)On May 31, 2016, the former Chief Executive Officer and Director of the Company sold 25,000,000 common shares of the Company to the Chief Executive Officer and Director of the Company for proceeds of $25,000 in a private sale. The transaction has no impact on the issued and outstanding common shares of the Company.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the three and nine months ended June 30, 2016 and 2015

(unaudited)

5.Common Shares (continued)

(c)On June 15, 2016, the Company acquired mineral properties in Nye County, Nevada from Plateau Ventures LLC (“Plateau”), a non-related party. The Company did not make the required payments per the agreement on-time and agreed to issue 636,943 common shares of the Company with a fair value of $1,031,848, which is the end of day trading price of the Company’s common shares on the date of the agreement which was the date that the shares became issuable. The common shares were issued on July 22, 2016.

(d)The Company issued 16,000,000 common shares with a fair value of $25,920,000 to individuals for no consideration received. Refer to Note 6. The common shares were issued on July 22, 2016, resulting in $26,941,848 of Common Stock Issuable at June 30, 2016.

6.Other Expenses

During the year ended September 30, 2016, the Company incurred $25,920,000 (2015 - $nil) of costs relating to the issuance of common shares to individuals for which no consideration was received by the Company.

7.Restatement

The Company has restated its consolidated financial statements as at June 30, 2016 and for the three and nine months then ended to reflect adjustments related issuance of common shares to individuals that were not issued for consideration to the Company.

The impact of the restatement as at June 30, 2016 and for the three and nine month periods then ended is summarized below:

Consolidated Statement of Operations

	Three Months Ended June 30, 2016
	As reported $	Adjustment $	As restated $
Expenses

Impairment of mineral property	27,051,848	(25,920,000)	1,131,848

Net loss before other expense	(27,082,217)	25,920,000	1,162,217

Other expenses	–	(25,920,000)	(25,920,000)

Total other income (expense)	–	(25,920,000)	(25,920,000)

Net loss for the period	(27,082,217)	-	(27,082,217)

Net loss per share, basic and diluted	(0.68)	-	(0.68)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the three and nine months ended June 30, 2016 and 2015

(unaudited)

7.Restatement (continued)

Consolidated Statement of Operations

	Nine Months Ended June 30, 2016
	As reported $	Adjustment $	As restated $
Expenses

Impairment of mineral property	27,051,848	(25,920,000)	1,131,848

Net loss before other expense	(27,108,588)	25,920,000	1,188,588

Other expenses	–	(25,920,000)	(25,920,000)

Total other income (expense)	–	(25,920,000)	(25,920,000)

Net loss for the period	(27,108,588)	–	(27,108,588)

Net loss per share, basic and diluted	(0.68)	–	(0.68)

Consolidated Statement of Cash Flows

	For the nine months ended June 30, 2016
	As reported	Adjustment	As restated
	$	$	$

Operating Activities

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss and other expenses on mineral property	27,051,848	(25,920,000)	1,131,848
Shares issued for other expenses	–	25,920,000	25,920,000

8.Subsequent Events

We have evaluated subsequent events through to the date of issuance of the unaudited consolidated financial statements, and did not have any material recognizable subsequent events after June 30, 2016 with the exception of the following:

(a)On July 22, 2016, the Company issued 16,636,943 common shares as part of the acquisition of the Nye County claims, as noted in Note 5(c) and 5(d).

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

•

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

Appointment of Mr. Michael Mason

On July 22, 2016 the Board of Directors of the Company appointed Michael Mason to the Board of Directors.

Entrance into Mineral Claim Purchase Agreement with Plateau Ventures LLC

On June 7, 2016, the Company entered into Mineral Claim Purchase Agreement (the “Agreement”) with Plateau Ventures LLC., a Utah corporation (“PVL”). Pursuant to the Agreement, upon the satisfaction of various closing conditions, PVL will sell to the Company the title to five hundred (500) lithium mineral claims situated in Railroad Valley in the Western Nevada Basin of Nye County, Nevada (the “Claims”) for a total of $277,500.

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

Mogollon Mineral Property

The Claim called "MOGOLLON" is located in the province of San Juan, municipalities of Juan De Herera and an assortment of other small municipalities such as San Juan de la Maguana and Bohechio and near the villages of Solorin, El Toro Lado and La Cienaga.

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

Compliance with Government Regulations – Essentials of Mining Laws

In the Dominican Republic the laws relating to mineral exploration and development are contained under the "Mining Law of the Dominican Republic – Law No. 146". The important components of the mining law are as follows:

•Filing of an application involves two publications in a Dominican newspaper and the annual payment of fees.

•All mining titles are to be delivered to a Dominican Republic company. Exploration titles may also be delivered to individuals or a foreign company, with certain exceptions (e.g. government employees or their immediate relatives and foreign governments).

•Resolutions granting mineral title are issued by the Secretaría de Estado de Industria y Comercio (currently Ministry of Industry and Commerce) following a favorable recommendation by the Dirección General de Minería.

•A company may have exploration and mining titles over a maximum of 30,000 hectares. An exploration title is valid for 3 years and may be followed by two oneyear extensions. At the end of the 5year period, the owner of the title applies for an exploitation permit, or a new round of exploration permitting may be started at the discretion of the mining department.

•An agreement must be reached with surface rights owners (formal or informal) for each phase of exploration work. If mining is envisioned, land must be bought. A procedure exists in which government mediation is used to resolve disagreements, and this process may ultimately end in expropriation at a fair price.

•Legal descriptions of exploration and mining concessions are based on polar coordinates relative to a surveyed monument. The monument location is defined in UTM coordinates, NAD27 datum. The concession boundaries are not marked or surveyed.

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

Environmental Permits

Important components of environmental law in the Dominican Republic are:

•An environmental permit is not necessary to conduct geological mapping, stream sediment, sampling, line cutting or geophysical surveys.

•A letter of no objection (Carta de no objección ) from the Ministry of Environment is all that is required for trenching and initial drilling, as long as access routes need not be constructed. This letter is based on a brief technical description submitted by the company.

•Additional drilling and the construction of any access roads warrant an environmental license that is valid for one year. A report must be filed by the company and must include technical and financial aspects that take into account remediation costs.

•At the feasibility stage, an environmental impact study must be submitted and approved by the government. Such a study could cost as high as $100,000.

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

Expenses

Three months ended June 30, 2016 and 2015

During the three months ended June 30, 2016, the Company incurred $1,162,217 of general and administrative expense compared to $6,160 during the three months ended June 30, 2015. The increase in operating expenses is due to increased activity within the Company with the acquisition of the Nye County mineral claims in June 2016 including legal fees for the due diligence and acquisition documents and transfer agent and filing fees for the Form 8-K notices. Furthermore, the Company recorded an impairment loss of $1,131,848 on the Nye County properties comprised of cash to be paid of $100,000 and the agreement to issue 636,943 common shares with a fair value of $1,031,848 based on the fair value of the Company’s common shares on the date of the acquisition agreement.

Nine months ended June 30, 2016 and 2015

During the nine months ended June 30, 2016, the Company incurred $1,188,588 of general and administrative expense compared to $33,413 during the nine months ended June 30, 2015. The increase in operating expenses is due to increased activity within the Company with the acquisition of the Nye County mineral claims in June 2016 including legal fees for the due diligence and acquisition documents and transfer agent and filing fees for the Form 8-K notices, which was offset by exploration costs that were incurred on the Mongollan property in the prior year. Furthermore, the Company recorded an impairment loss of $1,131,848 on the Nye County properties comprised of cash to be paid of $100,000 and the agreement to issue 636,943 common shares with a fair value of $1,031,848 based on the fair value of the Company’s common shares on the date of the agreement.

Net Loss

During the nine months ended June 30, 2016, the Company incurred a net loss of $27,108,588 or $0.68 loss per share compared to a net loss of $33,413 and $nil loss per share during the nine months ended June 30, 2015. In addition to operating expenses, the Company recorded other expense of $25,920,000 relating to the promise to issue 16,000,000 common shares to individuals without any consideration received by the Company. The common shares were valued using the Company’s end-of-day trading price on the date of the agreement.

Liquidity and Capital Resources

At June 30, 2016, we had $nil of cash and total assets compared to cash of $9,946 and total assets of $10,946 at September 30, 2015. The decrease in cash is due to the fact that the Company used the remaining cash balance for operating activities and did not raise sufficient cash funding from financing activities to maintain a cash balance in the Company.

During the period ended June 30, 2016, we did not have any equity transactions. However, the Company was due to issue 636,943 common shares related to the acquisition of the Nye County mineral claims and 16,000,000 common shares which were issued to individuals without any consideration received by the Company, which were subsequently issued on July 22, 2016.

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

Cash from Financing Activities

During the nine months ended June 30, 2016, we received $48,496 of cash proceeds from related parties as compared to $20,265 received during the nine months ended June 30, 2015. The increase in the cash received is based on the Company’s operational needs.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

Our financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to US GAAP.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

The financial statements as of and for the six months ended September 30, 2015 included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $27,279,308. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Nueva Ecija, Philippines as well as exploring for new mineral property claims.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with Accounting Standards Codification Topic 930 “Extractive Activities - Mining”. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date our company has not established any reserves on its mineral properties.

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

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs. During the year ended March 31, 2016, we recognized a full impairment of our capitalized mineral property costs.

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial position, future operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

			Incorporated Date	By Form	Reference Exhibit
Exhibit	Description	Filed Herein
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: February 9, 2018	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer