Form 10-Q/A
period 2016-12-31
Oroplata Resources, Inc.
filed 2018-02-13
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2016

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as originally filed with the Securities and Exchange Commission on February 21, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, and 32.1 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended December 31, 2016 erroneously reflected an outstanding note payable in the amount of $303,000 which the Company determined was not a valid promissory note obligation of the Company and was recharacterized as accrued expenses pending our further investigation of those expenses. Also reflected is the gain from the forgiveness of debt of $25,000. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Oroplata Resources, Inc. at December 31, 2016 (with comparative figures as at September 30, 2016) and the consolidated statements of operations for the three months ended December 31, 2016 and 2015 and the statements of cash flows for the three months ended December 31, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that can be expected for the year ended September 30, 2017.

OROPLATA RESOURCES, INC.

Condensed Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016 (unaudited)	5

Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2016 and 2015 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2016 and 2015 (unaudited)	7

Notes to the Condensed Consolidated Financial Statements for the Three Months Ended December 31, 2016 and 2015 (unaudited)	8

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2016 $	September 30, 2016 $
	(Restated – Note 9)
ASSETS

Current assets

Cash	5,568	90,040
Prepaid expenses	2,000	–

Total assets	7,568	90,040

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	468,846	423,208
Due to related parties	193,146	178,146
Convertible notes payable, net of unamortized discount of $129,967 and $198,321, respectively	101,033	32,679

Total liabilities	763,025	634,033

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 59,136,943 and 57,136,943 common shares, respectively
	59,137	57,137

Additional paid-in capital	28,523,770	27,925,770

Deficit	(29,338,364)	(28,526,900)

Total stockholders’ equity (deficit)	(755,457)	(543,993)

Total liabilities and stockholders’ equity (deficit)	7,568	90,040

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31, 2016 $	For the three months ended December 31, 2015 $
	(Restated – Note 9)
Revenues	–	–

Expenses

Exploration costs	600,000	–
General and administrative	160,378	20,758

Net loss before other expenses	(760,378)	(20,758)

Other expense

Gain on forgiveness of debt	25,000	–
Interest expense	(76,086)	–

Total other expense	(51,086)	–

Net loss	(811,464)	(20,758)
Net loss per share, basic and diluted	(0.01)	(0.00)
Weighted average shares outstanding	57,984,769	40,000,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended December 31, 2016 $	For the three months ended December 31, 2015 $
	(Restated – Note 9)
Operating Activities

Net loss	(811,464)	(20,758)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	68,354	–
Gain on forgiveness of debt	(25,000)	–
Shares issued for mineral property exploration costs	600,000	–

Changes in operating assets and liabilities:

Prepaid expenses	(2,000)	1,000
Accounts payable and accrued liabilities	70,638	1,785
Due to related parties	15,000	–

Net Cash Used In Operating Activities	(84,472)	(17,973)

Financing Activities

Advances from related parties	–	20,155

Net Cash Provided By Financing Activities	–	20,155

Change in Cash	(84,472)	2,182

Cash – Beginning of Period	90,040	9,946

Cash – End of Period	5,568	12,128

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended December 31, 2016 and 2015

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2016, the Company has not earned revenue, has a working capital deficit of $755,457, and an accumulated deficit of $29,338,364. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)Principles of Consolidation

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended December 31, 2016 and 2015

(unaudited)

3.Mineral Property (continued)

(b)On June 15, 2016, the Company acquired the mineral rights to 500 lithium claims, with an option to purchase an additional 600 lithium claims, situated in the Railroad Valley in the Western Nevada Basin of Nye County, Nevada in exchange for $277,500.

The entire amount of $277,500 was advanced by various individuals and is recorded in accounts payable and accrued liabilities on the balance sheet. Due to payments being late and not paid on-time per the agreement, the Company agreed to issue 636,943 restricted shares of common stock. In November 2016, a settlement agreement related to the purchase of the Nye County properties was reached, in which, the parties settled on payment of $252,500, the return of the previously issued 636,943 restricted shares of common stock and the issuance of 2,000,000 unrestricted shares of common stock. The $25,000 reduction in the required payment was recorded as a gain on extinguishment of debt on the statement of operations. The total consideration given for the mineral rights was $1,231,848 which includes the $200,000 payment owed and the 636,943 shares of common stock valued at $1,031,848. The total amount of $1,231,848 was impaired and recorded as an impairment loss during the year ended September 30, 2016.

4.Notes Payable

(a)On July 18, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $121,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on April 18, 2017, and is convertible into common shares of the Company at $0.50 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $121,000. During the period ended December 31, 2016, the Company recorded accretion expense of $40,628 (2015 - $nil). As at December 31, 2016, the carrying value of the note payable is $73,307 (September 30, 2016 - $32,679), the unamortized discount on the note is $47,693 (September 30, 2016 - $88,321), and accrued interest of $6,332 (September 30, 2016 - $3,282 has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(b)On September 28, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on September 30, 2017, and is convertible into common shares of the Company at $0.10 per share. During the year ended September 30, 2016, the Company recorded a beneficial conversion feature of $110,000. As at December 31, 2016, the carrying value of the note payable is $27,726 (September 30, 2016 - $nil), the unamortized discount on the note is $82,274 (September 30, 2016 - $110,000), and accrued interest of $2,773 (September 30, 2016 - $nil) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

5.Related Party Transactions

(a)As at December 31, 2016, the Company owes $120,146 (September 30, 2016 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As at December 31, 2016, the Company owes $55,500 (September 30, 2016 - $33,000) to the Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2016, the Company accrued $30,000 of management fees and paid $7,500 to the Chief Executive Officer of the Company.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended December 31, 2016 and 2015

(unaudited)

5.Related Party Transactions (continued)

(c)As at December 31, 2016, the Company owes $17,500 (September 30, 2016 - $25,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2016, the Company recorded management fees of $nil and repaid $7,500 to the directors of the Company.

6.Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On November 8, 2016, the Company issued 2,000,000 shares of common stock to Plateau Ventures LLC (“Plateau”) with a fair value of $600,000. The shares were issued as part of a settlement agreement related to the purchase of the Nye County properties, in which, the parties settled on payment of $252,500 and the return of the previously issued 636,943 shares of common stock. Refer to Note 3.

7.Cashless Warrants

	Number of cashless warrants	Weighted average exercise price $

Balance, September 30, 2016 and December 31, 2016	242,000	0.50

Additional information regarding cashless warrants as of December 31, 2016, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Cashless Warrants	Weighted Average Remaining Contractual Life (years)

0.50	242,000	4.6

8.Commitments

(a)On July 1, 2016, the Company entered into management agreements as follows:

•Chief Executive Officer and Director of the Company for a twelve month term with monthly management fees of $10,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses;

•Director of the Company for a three month term with monthly management fees of $5,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses; and

•Director of the Company for a three month term with monthly management fees of $5,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended December 31, 2016 and 2015

(unaudited)

8.Commitments (continued)

(b)On July 1, 2016, the Company entered into consulting agreements as follows:

•Consultant for general business, business development, and corporate advice for a period of six months at a rate of $5,000 per month;

•Consultant for business development and field technician services for a period of six months at a rate of $3,000 per month;

•Consultant for business development and field technican services for a period of six months at a rate of $5,000 per month; and

•Consultant for administrative assistance and translation services for a period of six months at a rate of $2,000 per month.

(c)On August 10, 2016, the Company entered into a consulting agreement with a consultant for general business, business development, and corporate advice for a period of six months at a rate of $10,000 per month.

9.Restatement

The Company has restated its consolidated financial statements as at December 31, 2016 and for the three months then ended to reflect adjustments related to notes payable that were not valid promissory note obligation of the Company and reclassified as accrued expenses, and an amendment in the amounts owing for acquisition of mineral properties. This restatement resulted in a decrease in net loss of $25,000, but had no impact on loss per share.

The impact of the restatement as at December 31, 2016 and for the three months then ended is summarized below:

Consolidated Balance Sheet

	As at December 31, 2016
	As reported	Adjustment	As restated
	$	$	$

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	165,846	303,000	468,846

Total Current Liabilities	460,025	303,000	763,025

Notes payable	303,000	(303,000)	–

Stockholders’ Equity (Deficit)

Deficit	(29,338,364)	–	(29,338,364)

Total Stockholders’ Equity (Deficit)	(755,457)	–	(755,457)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended December 31, 2016 and 2015

(unaudited)

9.Restatement (continued)

Consolidated Balance Sheet

	As at December 31, 2016
	As reported	Adjustment	As restated
	$	$	$

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	165,846	303,000	468,846

Total Current Liabilities	460,025	303,000	763,025

Notes payable	303,000	(303,000)	–

Stockholders’ Equity (Deficit)

Deficit	(29,338,364)	–	(29,338,364)

Total Stockholders’ Equity (Deficit)	(755,457)	–	(755,457)

Consolidated Statement of Operations

	Three Months Ended December 31, 2016
	As reported $	Adjustment $	As restated $

Other expenses

Gain on forgiveness of debt	–	25,000	25,000

Total other income (expense)	(76,086)	25,000	(51,086)

Net loss	(836,464)	25,000	(811,464)

Consolidated Statement of Cash Flows

	Three Months Ended December 31, 2016
	As reported	Adjustment	As restated
	$	$	$

Operating Activities

Net loss	(836,464)	25,000	(811,464)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on forgiveness of debt	–	(25,000)	(25,000)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended December 31, 2016 and 2015

(unaudited)

10.Subsequent Events

We have evaluated subsequent events through to the date of issuance of the unaudited consolidated financial statements, and did not have any material recognizable subsequent events after December 31, 2016 with the exception of the following:

(a)Subsequent to December 31, 2016, the Company issued 700,000 shares of common stock for services.

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

Background

Oroplata has a limited operating history and has not yet generated or realized any revenues from its activities. It has performed limited exploration work on its former property, Leomary Gold Claim located in the Dominican Republic. To date it has not performed, and does not expect to perform, any exploration work on its mineral claim called the Mogollon located in the Dominican Republic. On June 15, 2016, the Company entered into a Mineral Claim Purchase Agreement to acquire five hundred (500) lithium mineral claims, totaling 10,000 acres, called the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claims”). The Company, in the second half of 2016, engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts, which is expected to begin in 2017.

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

Appointment of Mr. Michael Mason

On July 22, 2016 the Board of Directors of the Company appointed Michael Mason to the Board of Directors.

Entrance into Mineral Claim Purchase Agreement with Plateau Ventures LLC

On June 15, 2016, the Company entered into Mineral Claim Purchase Agreement (the “Agreement”) with Plateau Ventures LLC., a Utah corporation (“PVL”). Pursuant to the Agreement, upon the satisfaction of various closing conditions, PVL will sell to the Company the title to five hundred (500) lithium mineral claims situated in Railroad Valley in the Western Nevada Basin of Nye County, Nevada (the “Claims”) for a total of $277,500 The parties settled on payment of $252,500 and the return of 636,943 shares of common stock that were previously issued.

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

On June 15, 2016, the Company entered into a Mineral Claim Purchase Agreement to acquire five hundred (500) lithium mineral claims, totaling 10,000 acres, called the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada. The Company, in the second half of 2016, engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts, which is expected to begin in 2017.

Oroplata owns no real estate as such other than the mineral rights to the Mogollon concession located in the Dominican Republic and the Nye County properties located in Nevada, United States.

Western Nevada Basin Property

On June 15, 2016, the Company entered into an agreement to acquire the mineral rights to 500 Placer claims situated in the Railroad Valley, Nye County, Nevada in exchange for $277,500. The parties settled on payment of $252,500 and the return of 636,943 shares of common stock that were previously issued.

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

Expenses

Three months ended December 31, 2016 and 2015

During the three months ended December 31, 2016, the Company incurred operating expenses of $760,378 compared to $20,758 during the three months ended December 31, 2015. The increase in operating expenses is due to $600,000 for the fair value of the issuance of 2,000,000 common shares to Plateau Ventures Inc. as part of the settlement agreement related to the purchase of the properties. Furthermore, the Company incurred $160,378 of general and administrative costs which is comprised of management and consulting fees for due diligence work and service work relating to the Company’s mineral properties and increase day-to-day operating activities.

Net Loss

The Company incurred a net loss of $811,464 or $0.01 loss per share during the three months ended December 31, 2016 compared to a net loss of $20,758 or $nil loss per share during the three months ended December 31, 2015. In addition to operating expenses, the Company also recorded a gain on forgiveness of debt of $25,000 relating to adjustments of amounts due for the acquisition of mineral properties, and incurred interest and accretion expense of $76,086 relating to interest due on outstanding loans and convertible notes, as well as accretion expense for the discount on the face value of convertible notes to account for the beneficial conversion feature.

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

The Company has a working capital deficit of $755,457 at December 31, 2016 compared to a working capital deficit of $215,993 at September 30, 2016. The increase in the working capital deficit was due to the fact that the Company incurred more operating expense and costs than available cash, which increased the overall working capital deficit.

During the three months ended December 31, 2016, the Company issued 2,000,000 common shares to Plateau Ventures Inc. as part of the amendment to remove the NSR payments originally signed in the agreement. Originally, the Company issued 636,943 common shares to Plateau, but the number of shares to settle the NSR payment was increased due to the overall decrease in the Company’s share price. The parties settled on payment of $252,500 and the return of 636,943 shares of common stock that were previously issued.

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

Foreign Currency

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Market Information

Oroplata's stock is presently quoted on the "OTC Markets" under the symbol “ORRP”. With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; © defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

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

1.One percent of the number of shares of the company's common stock then outstanding; or

2.The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

However, Rule 144 is not available for securities initially issued by a company that has either no or nominal operations and no or nominal assets (a “shell company”), whether reporting or non-reporting, or a company that was at any time previously a shell company, unless the company:

•has ceased to be a shell company;

•is subject to the Exchange Act reporting obligations;

•has filed all required Exchange Act reports during the preceding twelve months; and

•at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

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

(i)It has a price less than five dollars per share;

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

1.Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of December 31, 2016, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

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