Form 10-Q/A
period 2017-03-31
Oroplata Resources, Inc.
filed 2018-02-13
CIK 1576873

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as originally filed with the Securities and Exchange Commission on May 19, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, and 32.1 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2017 erroneously reflected an outstanding note payable in the amount of $274,932 which the Company determined was not a valid promissory note obligation of the Company and was recharacterized as accrued expenses pending our further investigation of those expenses. Also reflected is the gain from the forgiveness of debt of $25,000. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

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

OROPLATA RESOURCES, INC.

Condensed Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016 (unaudited)	5

Condensed Consolidated Statements of Operations for the Three and Six Month Ended March 31, 2017 and 2016 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2017 and 2016 (unaudited)	7

Notes to the Condensed Consolidated Financial Statements for the Three and Six Months Ended March 31, 2017 and 2016 (unaudited)	8

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017 $	September 30, 2016 $
	(Restated – Note 9)
ASSETS

Current assets

Cash	28,810	90,040

Total assets	28,810	90,040

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	400,963	423,208
Due to related parties	223,146	178,146
Convertible notes payable, net of unamortized discount of $192,964 and $198,321, respectively	222,464	32,679

Total liabilities	846,573	634,033

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 58,000,000 and 57,136,943 common shares, respectively
	58,000	57,137

Additional paid-in capital	29,684,687	27,925,770

Deficit	(30,560,450)	(28,526,900)

Total stockholders’ equity (deficit)	(817,763)	(543,993)

Total liabilities and stockholders’ equity (deficit)	28,810	90,040

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31, 2017 $	For the three months ended March 31, 2016 $	For the six months ended March 31, 2017 $	For the six months ended March 31, 2016 $
			(Restated – Note 9)
Revenues	–	–	–	–

Expenses

Exploration costs	–	–	600,000	–
General and administrative	1,120,744	5,613	1,281,122	26,371

Net loss before other expenses	(1,120,744)	(5,613)	(1,881,122)	(26,371)

Other expense

Interest expense	(65,342)	–	(141,428)	–
Gain on forgiveness of debt	–	–	25,000	–
Loss on settlement of debt	(36,000)	–	(36,000)	–

Total other expense	(101,342)	–	(152,428)	–

Net loss	(1,222,086)	(5,613)	(2,033,550)	(26,371)
Net loss per share, basic and diluted	(0.02)	(0.00)	(0.03)	(0.00)
Weighted average shares outstanding	58,715,910	40,000,000	58,500,168	40,000,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended March 31, 2017 $	For the six months ended March 31, 2016 $
	(Restated – Note 9)
Operating Activities

Net loss	(2,033,550)	(26,371)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	124,160	–
Fair value of share purchase warrants issued	652,977	–
Issuance costs of convertible debt	9,948	–
Convertible note issued for commitment fee	75,000	–
Gain on forgiveness of debt	(25,000)	–
Loss on settlement of debt	36,000	–
Shares issued for mineral property exploration costs	600,000	–
Shares issued for services	292,000	–

Changes in operating assets and liabilities:

Prepaid expenses	–	1,000
Accounts payable and accrued liabilities	62,755	3,763
Due to related parties	45,000	–

Net Cash Used In Operating Activities	(160,710)	(21,608)

Financing Activities

Advances from related parties	–	20,190
Proceeds from issuance of convertible debentures	99,480	–

Net Cash Provided By Financing Activities	99,480	20,190

Change in Cash	(61,230)	(1,418)

Cash – Beginning of Period	90,040	9,946

Cash – End of Period	28,810	8,528

Non-cash investing and financing activities:

Discount on convertible debenture	109,428	–
Convertible note issued to settle commitment fee	75,000	–
Shares issued to settle accounts payable	60,000	–
Original issue discount on convertible debentures	9,948	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months March 31, 2017 and 2016

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2017, the Company has not earned revenue, has a working capital deficit of $817,763, and an accumulated deficit of $30,560,450. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months March 31, 2017 and 2016

(unaudited)

3.Mineral Property (continued)

The entire amount of $277,500 was advanced by various individuals and is recorded in accounts payable and accrued liabilities on the balance sheet. Due to payments being late and not paid on-time per the agreement, the Company agreed to issue 636,943 restricted shares of common stock. In November 2016, a settlement agreement related to the purchase of the Nye County properties was reached, in which, the parties settled on a payment of $252,500, the return of previously issued 636,943 restricted shares of common stock and the issuance of 2,000,000 unrestricted shares of common stock. The $25,000 reduction in the required payment was recorded as a gain on extinguishment of debt on the statement of operations.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months March 31, 2017 and 2016

(unaudited)

5.Related Party Transactions

(a)As of March 31, 2017, the Company owes $120,146 (September 30, 2016 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of March 31, 2017, the Company owes $85,500 (September 30, 2016 - $33,000) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2017, the Company accrued $60,000 of management fees and paid $7,500 to the Chief Executive Officer of the Company.

(c)As of March 31, 2017, the Company owes $17,500 (September 30, 2016 - $25,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2017, the Company recorded management fees of $nil and repaid $7,500 to the directors of the Company.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months March 31, 2017 and 2016

(unaudited)

7.Share Purchase Warrants (continued)

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

8.Commitments

On July 1, 2016, the Company entered into a management agreement with the former Chief Executive Officer and Director of the Company for a twelve month term with monthly management fees of $10,000 in addition to reasonable out-of-pocket expenses and any pre-approved travel expenses.

9.Restatement

The Company has restated its consolidated financial statements as at March 31, 2017 and for the six months then ended to reflect adjustments related to notes payable that were not valid promissory note obligation of the Company and reclassified as accrued expenses, and an amendment in the amounts owing for acquisition of mineral properties. This restatement resulted in a decrease in net loss of $25,000 for the six months ended March 31, 2017, and an increase in loss per share from $0.04 to $0.05 per share.

The impact of the restatement as at March 31, 2017 and for the six months ended March 31, 2017 is summarized below:

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months March 31, 2017 and 2016

(unaudited)

9.Restatement (continued)

Consolidated Balance Sheet

	As at March 31, 2017
	As reported $	Adjustment $	As restated $

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	126,031	274,932	400,963

Total Current Liabilities	571,641	274,932	846,573

Notes payable	274,932	(274,932)	–

Stockholders’ Equity (Deficit)

Deficit	(30,560,450)	–	(30,560,450)

Total Stockholders’ Equity (Deficit)	(817,763)	–	(817,763)

Consolidated Statement of Operations

	Six Months Ended March 31, 2017
	As reported $	Adjustment $	As restated $

Other expenses

Gain on forgiveness of debt	–	25,000	25,000

Total other income (expense)	(177,428)	25,000	(152,428)

Net loss	(2,058,550)	25,000	(2,033,550)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months March 31, 2017 and 2016

(unaudited)

9.Restatement (continued)

Consolidated Statement of Cash Flows

	Six Months Ended March 31, 2017
	As reported	Adjustment	As restated
	$	$	$

Operating Activities

Net loss	(2,058,550)	25,000	(2,033,550)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on forgiveness of debt	–	(25,000)	(25,000)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	90,823	(28,068)	62,755

Net Cash Used in Operating Activities	(132,642)	(28,068)	(160,710)

Financing Activities

Proceeds from issuance of note payable	6,000	(6,000)	–
Repayment on note payable	(34,068)	34,068	–

Net Cash Provided By Financing Activities	71,412	28,068	99,480

10.Subsequent Events

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

On June 15, 2016, we entered into a Mineral Claim Purchase Agreement with Plateau Ventures LLC., a Utah corporation (“PVL”) to acquire five hundred (500) lithium mineral claims, totaling 10,000 acres, called the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2016, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts, which we expect to begin in 2017.

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

Western Nevada Basin Property

On June 15, 2016, the Company entered into an agreement to acquire the mineral rights to 500 Placer claims situated in the Railroad Valley, Nye County, Nevada in exchange for $277,500. The parties settled on payment of $252,500 and the return of the previously issued 636,943 shares of common stock

The Western Nevada Basin (WNB) Property is located in east central Nye County approximately 93 miles northeast of the county seat of Tonopah, NV, the major commercial center for the region; 56 miles southwest of the town of Ely, NV and 120 miles northeast of the village of Silver Peak the only currently operating Lithium producer in the State. The Western Nevada Basin Property covers a total of 10,000 acres. Each of the 500 Placer claims covers approximately 20 acres and was laid out by aliquot parts as required by the Bureau of Land Management.

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

Six months ended March 31, 2017 and 2016

During the six months ended March 31, 2017, the Company incurred $1,881,122 of operating expenses which included $600,000 of exploration costs for the issuance of 2,000,000 common shares for a fair value of $600,000 as a settlement for the purchase of the mineral properties. The remaining amount of $1,281,122 was related to general and administrative expense which was a result of increased operating activity including the issuance of a convertible note for $75,000 for a commitment fee, stock-based compensation for share purchase warrants of 500,000 warrants with an exercise price of $0.15 and 2,000,000 warrants with an exercise price of $0.001 (issued in conjunction with the cancellation of 2,000,000 common shares) with a fair value of $652,977. Furthermore, during the period, the Company issued 300,000 common shares for investor relation services with a fair value of $87,000, 500,000 common shares for consulting services with a fair value of $130,000, and 300,000 common shares for legal services with a fair value of $75,000. In addition to share-based compensation, the Company also incurred management fees of $60,000 to the former Chief Executive Officer and Director of the Company, $115,495 of consulting fees to consultants for services, $10,500 of investor relation services, $24,000 of professional fees for accounting, audit, and legal services, and $10,400 of payroll costs relating to operating activity of its wholly-owned subsidiary, Lithortech Resources. During the comparative six month period ended March 31, 2016, the Company incurred no exploration costs and $26,371 of operating expenses which consisted primarily of professional services for the Company’s SEC filing requirements and day-to-day operating costs which were minimal given that the Company had limited operations and cash flows.

In addition to operating expenses, the Company incurred interest and accretion expense of $141,428 with respect to outstanding loans and convertible notes payable issued and outstanding, recorded a gain on forgiveness of debt of $25,000 with respect to amounts owing for acquisition of mineral property, and settled $60,000 of outstanding accounts payable with the issuance of 400,000 common shares with a fair value of $96,000 which resulted in a loss on settlement of debt of $36,000. Comparatively, the Company had no outstanding loans and convertible debts during the six month period ended March 31, 2016 and did not settle any outstanding accounts payable with the issuance of common shares.

Net Loss

During the six months ended March 31, 2017, the Company incurred a net loss of $2,033,550 or $0.03 loss per share compared to a net loss of $26,371 or $nil loss per share during the six months ended March 31, 2016.

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

The Company had total current liabilities of $846,573 at March 31, 2017 compared to $634,033 at September 30, 2016. The increase in current liabilities is due to a $45,000 increase in amounts due to related parties for unpaid management fees, and $189,785 increase in the carrying value of convertible notes payable which is due to an increase in the overall issuance of convertible notes payable from $231,000 of notes issued as at September 30, 2016 to $415,428 of notes issued as at March 31, 2017. This was offset by a decrease of $22,245 in accounts payable and accrued liabilities which was largely due to a $25,000 forgiveness of debt relating to amounts owing for the Company’s acquisition of the Nye Claims.

As at March 31, 2017, the Company had a working capital deficit of $817,763 compared to a working capital deficit of $543,993 at September 30, 2016. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, including acquisition of mineral properties, through the issuance of loans and notes payable and did not earn any cash flow from operating activities.

During the period ended March 31, 2017, the Company issued 2,000,000 common shares as a settlement agreement for the acquisition of the Nye County properties, issued 800,000 common shares for services, issued 300,000 common shares for legal fees, issued 400,000 shares to settle outstanding accounts payable, and cancelled 636,943 common shares that were returned due to an amendment in the acquisition of the Nye County properties, and 2,000,000 common shares which were returned to treasury and replaced with the issuance of 2,000,000 share purchase warrants. As at March 31, 2017, the Company had 58,000,000 common shares outstanding compared to 57,136,943 common shares outstanding as at September 30, 2016.

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

Cash Flows

Cash from Operating Activities.

During the six months ended March 31, 2017, the Company used $160,710 of cash for operating activities compared to $21,608 of cash during the six months ended March 31, 2016. The increase in the use of cash for operating activities is due to the fact that the Company received more cash funding from financing activities during the period which was used to settle outstanding day-to-day operating costs incurred by the Company.

Cash from Investing Activities

During the six months ended March 31, 2017 and 2016, the Company did not have any investing activities.

Cash from Financing Activities

During the six months ended March 31, 2017, the Company received $99,480 of cash from financing activities compared to $20,190 received during the six months ended March 31, 2016. The increase in the cash received from financing activities is due to $99,480 received from the issuance of convertible notes payable compared to $nil funds received from loans and notes during the prior year as the Company relied solely on $20,190 of funding from related parties to support the limited operations from prior year.

Off-Balance Sheet Arrangements

None

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