Form 10-Q/A
period 2017-06-30
Oroplata Resources, Inc.
filed 2018-02-13
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

(775) 434-7333
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as originally filed with the Securities and Exchange Commission on August 21, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, and 32.1 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended June 30, 2017 erroneously reflected an outstanding note payable in the amount of $274,932 which the Company determined was not a valid promissory note obligation of the Company and was recharacterized as accrued expenses pending our further investigation of those expenses. Also reflected is the gain from the forgiveness of debt of $25,000. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

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

OROPLATA RESOURCES, INC.

Condensed Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016 (unaudited)	5

Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2017 and 2016 (unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2017 and 2016 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

(unaudited)

	June 30, 2017 $	September 30, 2016 $
	(Restated – Note 10)
ASSETS

Current assets

Cash	33,755	90,040

Total assets	33,755	90,040

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	422,626	423,208
Due to related parties	223,246	178,146
Convertible notes payable, net of unamortized discount of $241,977 and $198,321, respectively	314,023	32,679

Total liabilities	959,895	634,033

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 58,000,000 and 57,136,943 common shares, respectively
	58,000	57,137

Additional paid-in capital	29,812,237	27,925,770

Deficit	(30,796,377)	(28,526,900)

Total stockholders’ equity (deficit)	(926,140)	(543,993)

Total liabilities and stockholders’ equity (deficit)	33,755	90,040

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30, 2017 $	For the three months ended June 30, 2016 $	For the nine months ended June 30, 2017 $	For the nine months ended June 30, 2016 $
			(Restated – Note 10)
Revenues	–	–	–	–

Expenses

Exploration costs	–	–	600,000	–
General and administrative	89,654	30,369	1,370,776	56,740
Impairment of mineral property		1,131,848		1,131,848
Payroll	53,600	–	53,600	–

Net loss before other expenses	(143,254)	(1,162,217)	(2,024,376)	(1,188,588)

Other expense

Interest expense	(92,673)	–	(234,101)	–
Gain on forgiveness of debt	–	–	25,000	–
Loss on settlement of debt	–	–	(36,000)	–
Other expense	–	(25,920,000)	–	(25,920,000)

Total other expense	(92,673)	(25,920,000)	(245,101)	(25,920,000)

Net loss	(235,927)	(27,082,217)	(2,269,477)	(27,108,588)
Net loss per share, basic and diluted	(0.00)	(0.68)	(0.04)	(0.68)
Weighted average shares outstanding	58,000,000	40,000,000	58,333,445	40,000,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended June 30, 2017 $	For the nine months ended June 30, 2016 $
	(Restated – Note 10)
Operating Activities
Net loss	(2,269,477)	(27,108,588)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	202,697	–
Fair value of share purchase warrants issued	652,977	–
Issuance costs of convertible debt	23,020	–
Convertible note issued for commitment fee	75,000	–
Gain on forgiveness of debt	(25,000)	–
Loss on settlement of debt	36,000	–
Shares issued for mineral property exploration costs	600,000	–
Shares issued for services	292,000	–
Impairment loss and other expenses on mineral property	–	1,131,848
Shares issuable for other expenses	–	25,920,000

Changes in operating assets and liabilities:
Prepaid expenses		1,000
Accounts payable and accrued liabilities	84,418	(2,702)
Due to related parties	45,100	–

Net Cash Used In Operating Activities	(283,265)	(58,442)
Financing Activities

Advances from related parties	–	48,496
Proceeds from issuance of convertible debentures	226,980	–

Net Cash Provided By Financing Activities	226,980	48,496

Change in Cash	(56,285)	(9,946)
Cash – Beginning of Period	90,040	9,946
Cash – End of Period	33,755	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities:
Discount on convertible debenture	246,353	–
Convertible note issued to settle commitment fee	75,000	–
Shares issued to settle accounts payable	60,000	–
Original issue discount on convertible debentures	23,080	–
Shares issuable for acquisition of mineral properties	–	1,031,848

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2017 and 2016

(unaudited)

1.Organization and Nature of Operations

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiary (“Oroplata” or “the Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2016, included in our Annual Report on Form 10-K/A for the year ended September 30, 2016.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2017, the Company has not earned revenue, has a working capital deficit of $926,140, and an accumulated deficit of $30,796,377. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the Three and Nine Months Ended June 30, 2017 and 2016

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2017 and 2016

(unaudited)

2. Summary of Significant Accounting Policies (continued)

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2017 and 2016

(unaudited)

2. Summary of Significant Accounting Policies (continued)

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

(b) On June 15, 2016, the Company acquired the mineral rights to 500 lithium claims, with an option to purchase an additional 600 lithium claims, situated in the Railroad Valley in the Western Nevada Basin of Nye County, Nevada in exchange for $277,500.

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

The total consideration given for the mineral rights was $1,231,848 which includes the $200,000 payment and the 636,943 shares of common stock valued at $1,031,848. The total amount of $1,231,848 was impaired and recorded as an impairment loss during the year ended September 30, 2016.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2017 and 2016

(unaudited)

4.Convertible Notes Payable (continued)

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

5.Other Expenses

During the period ended June 30, 2017, the Company incurred $nil (2016 - $25,920,000) of costs relating to the issuance of 16,000,000 common shares of stock to individuals for which no consideration was received by the Company.

6.Related Party Transactions

(a)As of June 30, 2017, the Company owes $120,146 (September 30, 2016 - $81,650) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of June 30, 2017, the Company owes $85,500 (September 30, 2016 - $33,000) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2017, the Company accrued $60,000 of management fees and paid $7,500 to the Chief Executive Officer of the Company.

(c)As of June 30, 2017, the Company owes $17,500 (September 30, 2016 - $25,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2017, the Company recorded management fees of $nil and repaid $7,500 to the directors of the Company.

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

For the Three and Nine Months Ended June 30, 2017 and 2016

(unaudited)

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2017 and 2016

(unaudited)

8.Share Purchase Warrants (continued)

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

10.Restatement

The Company has restated its consolidated financial statements as at June 30, 2017 and for the nine months then ended to reflect adjustments related to notes payable that were not valid promissory note obligations of the Company and were reclassified to accrued expenses, and an amendment in the amounts owing for acquisition of mineral properties. This restatement resulted in a decrease in net loss of $25,000 for the nine months ended June 30, 2017, but had no impact on loss per share.

The impact of the restatement as at June 30, 2017 and for the nine months ended June 30, 2017 is summarized below:

Consolidated Balance Sheet

	As at June 30, 2017
	As reported	Adjustment	As restated
	$	$	$

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	147,694	274,932	422,626

Total Current Liabilities	684,963	274,932	959,895

Notes payable	274,932	(274,932)	–

Stockholders’ Equity (Deficit)

Deficit	(30,796,377)	–	(30,796,377)

Total Stockholders’ Equity (Deficit)	(926,140)	–	(926,140)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2017 and 2016

(unaudited)

10.Restatement (continued)

Consolidated Statement of Operations

	Nine months ended June 30, 2017
	As reported	Adjustment	As restated
	$	$	$

Other expenses

Gain on forgiveness of debt	–	25,000	25,000

Total other income (expense)	(270,101)	25,000	(245,101)

Net loss	(2,294,477)	25,000	(2,269,477)

Consolidated Statement of Cash Flows

	Nine months ended June 30, 2017
	As reported	Adjustment	As restated
	$	$	$

Operating Activities

Net loss	(2,294,477)	25,000	(2,269,477)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on forgiveness of debt	–	(25,000)	(25,000)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	112,486	(28,068)	84,418

Net Cash Used In Operating Activities	(255,197)	(28,068)	(283,265)

Financing Activities

Proceeds from issuance of note payable	6,000	(6,000)
Repayment on note payable	(34,068)	34,068

Net Cash Provided by Financing Activities	198,912	28,068	226,980

11.Subsequent Events

(a) On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. The Company received initial proceeds of $44,000 net of issuance fees of $4,000. The amount owing is secured, bears interest at 10%, and is due on July 25, 2018, and is convertible into common shares of the Company at $0.10 per share.

(b) On July 31, 2017, the Company issued 500,000 common shares to a non-related party for professional services.

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

Expenses

Three months ended June 30, 2017 and 2016

During the three months ended June 30, 2017, the Company incurred of $143,254 of operating expenses compared to $1,162,217 during the three months ended June 30, 2016. The decrease is due to an impairment loss of $1,131,848 during fiscal 2016 for the impairment of the acquisition cost of the Nye County property offset by an increase in operating expenses due to the increase in operating activity during the current fiscal year which included $53,600 of payroll expenses to employees at Lithortech, a wholly-owned subsidiary of the Company, and an increase in day-to-day operating costs.

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

Nine months ended June 30, 2017 and 2016

During the nine months ended June 30, 2017, the Company incurred operating expenses of $2,024,376 compared to $1,188,588 for the nine months ended June 30, 2016. Outside of a one-time impairment charge of $1,131,848 in fiscal 2016 relating to the impairment of the Nye County claims, the increase in operating expenses includes $600,000 of exploration costs for the issuance of 2,000,000 common shares for settlement of the purchase price of the Nye County claims. The remaining amount was related to general and administrative expense which was a result of increased operating activity including the issuance of a convertible note for $75,000 for a commitment fee, stock-based compensation for share purchase warrants of 500,000 warrants with an exercise price of $0.15 and 2,000,000 warrants with an exercise price of $0.001 (issued in conjunction with the cancellation of 2,000,000 common shares) with a fair value of $652,977. Furthermore, during the period, the Company issued 300,000 common shares for investor relation services with a fair value of $87,000, 500,000 common shares for consulting services with a fair value of $130,000, and 300,000 common shares for legal services with a fair value of $75,000. In addition to share-based compensation, the Company also incurred management fees of $60,000 to the former Chief Executive Officer and Director of the Company, $24,000 to the current Chief Executive Officer and Director of the Company, $115,495 of consulting fees to consultants for services, $10,500 of investor relation services, $36,000 of professional fees for accounting, audit, and legal services, and $64,000 of payroll costs relating to operating activity of its wholly-owned subsidiary, Lithortech Resources. During the comparative nine month period ended June 30, 2016, the Company incurred no exploration costs and $56,740 of operating expenses which consisted primarily of professional services for the Company’s SEC filing requirements and day-to-day operating costs which were minimal given that the Company had limited operations and cash flows.

In addition to operating expenses, the Company incurred interest and accretion expense of $234,101 with respect to outstanding loans and convertible notes payable issued and outstanding, a gain of $25,000 on the forgiveness of amounts owing on the Nye Claims, and settled $60,000 of outstanding accounts payable with the issuance of 400,000 common shares with a fair value of $96,000 which resulted in a loss on settlement of debt of $36,000. Comparatively, the Company recorded other expense of $25,920,000 during the three and nine months ended June 30, 2016 relating to the fair value of 16,000,000 common shares that were issued to individuals for which the Company did not receive any consideration.

Net Loss

During the nine months ended June 30, 2017, the Company incurred a net loss of $2,269,477 or $0.04 loss per share compared to a net loss of $27,108,588 or $0.68 loss per share during the nine months ended June 30, 2016.

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

The Company had total current liabilities of $959,895 at June 30, 2017 compared to $634,033 at September 30, 2016. The increase in current liabilities is due to a $45,100 increase in amounts due to related parties for unpaid management fees, and $281,344 increase in the carrying value of convertible notes payable which is due to an increase in the overall issuance of convertible notes payable from $231,000 of notes issued as at September 30, 2016 to $556,000 of notes issued as at June 30, 2017.

As at June 30, 2017, the Company had a working capital deficit of $926,140 compared to a working capital deficit of $543,993 at September 30, 2016. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, including acquisition of mineral properties, through the issuance of shares of its common stock, loans and notes payable and did not earn any cash flow from operating activities.

During the period ended June 30, 2017, the Company issued 2,000,000 common shares as settlement for the purchase of the Nye County claims, issued 800,000 common shares for services, issued 300,000 common shares for legal fees, issued 400,000 shares to settle outstanding accounts payable, and cancelled 636,943 common shares that were returned due to the settlement of the purchase price of the Nye County properties, and 2,000,000 common shares which were returned to treasury and replaced with the issuance of 2,000,000 share purchase warrants. As at June 30, 2017, the Company had 58,000,000 common shares outstanding compared to 57,136,943 common shares outstanding as at September 30, 2016.

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

Cash Flows

Cash from Operating Activities.

During the nine months ended June 30, 2017, the Company used $283,265 of cash for operating activities compared to $58,442 of cash during the nine months ended June 30, 2016. The increase in the use of cash for operating activities is due to the fact that the Company received more cash funding from financing activities during the period which was used to settle outstanding day-to-day operating costs incurred by the Company.

Cash from Investing Activities

During the nine months ended June 30, 2017 and 2016, the Company did not have any investing activities.

Cash from Financing Activities

During the nine months ended June 30, 2017, the Company received $226,980 of cash from financing activities compared to $48,496 received during the nine months ended June 30, 2016. The increase in the cash received from financing activities is due to $226,480 received from the issuance of convertible notes payable during the current period compared to $nil funds received from loans and notes during the prior year as the Company relied solely on $48,496 of funding from related parties to support the limited operations from prior year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

			Incorporated	By	Reference
Exhibit	Description	Filed Herein	Date	Form	Exhibit
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: February 9, 2018	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer