Form 10-Q
period 2017-12-31
Oroplata Resources, Inc.
filed 2018-02-27
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2017

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 21, 2018 was 79,357,392.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Oroplata Resources, Inc. at December 31, 2017 (with comparative figures as at September 30, 2017) and the consolidated statements of operations for the three months ended December 31, 2017 and 2016 and the statements of cash flows for the three months ended December 31, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that can be expected for the year ended September 30, 2018.

OROPLATA RESOURCES, INC.

Condensed Unaudited Financial Statements

For the Period Ended December 31, 2017 and September 30, 2017

Consolidated Balance Sheets (unaudited)	4

Consolidated Statements of Operations (unaudited)	5

Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2017 $	September 30, 2017 $

ASSETS

Current assets

Cash	42,209	9,141
Prepaid expense	-	52,500

Total assets	42,209	61,641

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	413,612	412,463
Due to related parties	464,913	218,246
Convertible notes payable, net of unamortized discount of $30,689 and $13,063, respectively	808,154	696,937

Total liabilities	1,686,679	1,327,646

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 78,778,696 and 58,500,000 common shares, respectively	78,779	58,500

Additional paid-in capital	32,011,970	29,892,737

Deficit	(33,735,219)	(31,217,242)

Total stockholders’ deficit	(1,644,470)	(1,266,005)

Total liabilities and stockholders’ deficit	42,209	61,641

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31, 2017 $	For the three months ended December 31, 2016 $

Revenues	–	–

Expenses

Exploration costs	3,130	600,000
General and administrative	2,490,698	160,378

Net loss before other expenses	(2,493,828)	(760,378)

Other income (expense)

Gain on forgiveness of debt	–	25,000
Interest expense	(24,149)	(76,086)

Total other income (expense)	(24,149)	(51,086)

Net loss	(2,517,977)	(811,464)
Net loss per share, basic and diluted	(0.04)	(0.01)
Weighted average shares outstanding	58,972,240	57,984,769

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended December 31, 2017 $	For the three months ended December 31, 2016 $

Operating Activities

Net loss	(2,517,977)	(811,464)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	4,419	68,354
Fair value of share purchase warrants issued	101,310	–
Gain on forgiveness of debt	–	(25,000)
Shares issued for mineral property exploration costs	–	600,000
Shares issued for services	1,970,000	–

Changes in operating assets and liabilities:

Prepaid expenses	52,500	(2,000)
Accounts payable and accrued liabilities	1,149	70,638
Due to related parties	246,667	15,000

Net Cash Used In Operating Activities	(141,932)	(84,472)

Financing Activities

Proceeds from issuance of notes payable	175,000	–

Net Cash Provided By Financing Activities	175,000	–

Change in Cash	33,068	(84,472)

Cash – Beginning of Period	9,141	90,040

Cash – End of Period	42,209	5,568

Non-cash investing and financing activities:

.Discount due to beneficial conversion feature on note payable	4,545	–
Issuance of shares for conversion of note payable	63,657	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2017

(unaudited)

1.Organization and Nature of Operations

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiary (“Oroplata” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2017, included in our Annual Report on Form 10-K for the year ended September 30, 2017.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2017, the Company has not earned revenue, has a working capital deficit of $1,644,470, and an accumulated deficit of $33,735,219. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Of the $277,500 payable, $100,000 was due upon signing of the agreement and could be paid within 10 days, $100,000 was due after confirmation of the claims being free from all liens, encumbrances, and mortgages (within 30 days of signing the agreement), and $77,500 upon registration with the BLM for the claims that are due (to be completed on or before July 31, 2016).

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2017

(unaudited)

3.Mineral Property (continued)

The entire amount of $277,500 was advanced by various individuals and is recorded in accounts payable and accrued liabilities. Due to late payment of the purchase price, the Company agreed to issue 636,943 restricted shares of common stock. In November 2016, a settlement agreement related to the purchase of the Nye County properties was reached, in which, the parties settled on payment of $252,500, the return of the previously issued 636,943 restricted shares of common stock and the issuance of 2,000,000 unrestricted shares of common stock. The $25,000 reduction in the required payment was recorded as a gain on extinguishment of debt on the statement of operations.

The total consideration given for the mineral rights was $1,231,848 which includes the $200,000 payment ($77,500 was recorded as exploration expense) and the 636,943 shares of common stock valued at $1,031,848. The total amount of $1,231,848 was impaired and recorded as an impairment loss during the year ended September 30, 2016.

4.Convertible Notes Payable

(a)On July 18, 2016, the Company entered into a convertible note agreement, as amended, with a non-related party for proceeds of $75,000. The terms of the convertible note became effective on February 15, 2017. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company at $0.24 per share, and is due on February 18, 2017. In September 2017, the conversion price was amended to $0.115 per share and the due date extended to December 31, 2017. On December 11, 2017, the due date was extended to December 11, 2018. The initial amortized discount was $9,375 and as at December 31, 2017, the carrying value of the note payable is $75,000 (September 30, 2017 - $75,000), and accrued interest of $6,575 (September 30, 2017 - $4,685) has been recorded in accounts payable and accrued liabilities.

(b)On July 18, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $121,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on April 18, 2017, and is convertible into common shares of the Company at $0.50 per share. On January 31, 2017, the due date was extended to December 31, 2017. In September 2017, the conversion feature on the note payable was adjusted $0.115 per share. On December 11, 2017, the due date was extended to December 11, 2018. During the period ended December 31, 2017, the Company issued 578,696 common shares for the conversion of $63,657 of note payable. As at December 31, 2017, the carrying value of the note payable is $57,343 (September 30, 2017 - $121,000), and accrued interest of $17,961 (September 30, 2017 - $15,382) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(c)On September 28, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000, net of issuance fees of $10,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on September 30, 2017, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share and the due date extended to December 31, 2017. On December 11, 2017, the due date was extended to December 11, 2018. As at December 31, 2017, the carrying value of the note payable is $110,000 (September 30, 2017 - $110,000), and accrued interest of $13,773 (September 30, 2017 - $11,000) has been recorded in accounts payable and accrued liabilities.

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

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2017

(unaudited)

4.Convertible Notes Payable (continued)

(d)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. On February 16, 2017, the Company received proceeds of $32,428, net of issuance fees of $2,948. On February 24, 2017, the Company received proceeds of $77,000, net of issuance fees of $7,000. On April 17, 2017, the Company received proceeds of $13,750, net of issuance fees of $1,250. On April 26, 2017, the Company received proceeds of $88,000, net of issuance fees of $8,000. On June 13, 2017, the Company received proceeds of $38,822 net of issuance fees of $3,882. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share. On December 11, 2017, the due date for all tranches was extended to December 11, 2018. As at December 31, 2017, the carrying value of the note payable is $250,000 (September 30, 2017 - $250,000), and accrued interest of $18,537 (September 30, 2017 - $12,236) has been recorded in accounts payable and accrued liabilities.

(e)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. The aggregate principal amount owed of $154,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.115 per share. On October 23, 2017, the Company received proceeds of $82,500, net of issuance costs of $7,500. On December 1, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On December 11, 2017, the due date was extended to December 11, 2018. On December 15, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. As at December 31, 2017, the carrying value of the note payable is $315,811 (September 30, 2017 - $140,937), the unamortized discount on the note is $30,689 (September 30, 2017 - $13,063), and accrued interest of $8,694 (September 30, 2017 - $2,507) has been recorded in accounts payable and accrued liabilities.

5.Related Party Transactions

(a)As at December 31, 2017, the Company owes $120,146 (September 30, 2017 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As at December 31, 2017, the Company owes $85,500 (September 30, 2017 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2017, the Company accrued $nil (2016 - $30,000) of management fees and paid $nil (2016 - $7,500) to the former Chief Executive Officer of the Company.

(c)As at December 31, 2017, the Company owes $85,000 (September 30, 2017 - $12,500) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2017, the Company recorded management fees of $75,000 (2016 - $nil) and repaid $2,500 (2016 - $7,500) to the directors of the Company.

(d)As at December 31, 2017, the Company owes $174,267 (September 30, 2017 - $100) to the Chief Executive Officer of the Company for management and consulting fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

6.Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On December 29, 2017, the Company issued 19,700,000 common shares with a fair value of $1,970,000 for services, including 5,000,000 common shares to the Chief Executive Officer of the Company, and 4,000,000 common shares to directors of the Company. In addition, the Company also issued 1,000,000 common shares to the Chief Executive Officer of the Company to replace the common shares that were previously issued in error and cancelled on December 18, 2017.

(b)On December 18, 2017, the Company cancelled 1,000,000 common shares issued to the Chief Executive Officer of the Company which was previously issued in error.

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2017

(unaudited)

6.Common Shares (continued)

(c)On December 5, 2017, the Company issued 578,696 common shares with a fair value of $63,657 as part of a conversion of convertible notes payable at $0.11 per share.

(d)On July 31, 2017, the Company issued 500,000 common shares with a fair value of $65,000 for professional services.

(e)On February 24, 2017, the Company received 636,943 common shares which were cancelled and returned to treasury.

(f)On February 23, 2017, the Company issued 300,000 common shares with a fair value of $75,000 for legal services.

(g)On February 16, 2017, the Company issued 500,000 common shares with a fair value of $130,000 for services.

(h)On February 16, 2017, the Company received 2,000,000 common shares which were cancelled and returned to treasury.

(i)On February 8, 2017, the Company issued 400,000 shares of common stock with a fair value of $96,000 to settle outstanding accounts payable of $60,000 resulting in a $36,000 loss on settlement of debt.

(j)On January 31, 2017, the Company issued 300,000 shares of common stock with a fair value of $87,000 for consulting services.

(k)On November 8, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $600,000. The shares were issued as part of a settlement agreement related to the purchase of the Nye County properties, in which, the parties settled on payment of $252,000 and the return of the previously issued 636,943 shares of common stock. Refer to Note 3.

7.Share Purchase Warrants

In December 2017, the Company granted 1,000,000 share purchase warrants to a consultant of the Company for professional services. The warrants are exercisable into common shares at $0.10 per share for a period of five years. The fair value of the share purchase warrants was $101,310 calculated using the Black-Scholes Option Pricing Model assuming volatility of 154%, risk-free rate of 1.0%, expected life of 5 years, and no expected dividends.

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2017	2,742,000	0.07
Issued	1,000,000	0.10

Balance, December 31, 2017	3,742,000	0.08

OROPLATA RESOURCES, INC.

Notes to the Consolidated Financial Statements

For the period ended December 31, 2017

(unaudited)

7.Share Purchase Warrants (continued)

Additional information regarding cashless warrants as of December 31, 2017, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	2,000,000	4.3
0.10	1,000,000	4.9
0.15	500,000	4.3
0.50	242,000	3.7
	3,742,000

8.Commitments

On December 28, 2017, the Company entered into management and consulting agreements as follows:

•Chief Executive Officer and Director of the Company for a three year term with monthly management fees of $20,833 retroactive to August 7, 2017 in addition to 1,000,000 common shares issuable on August 7, 2018 and 2019;

•Director of the Company for a three year term with monthly management fees of $5,000 retroactive to January 1, 2017 in addition to 1,000,000 common shares issuable on January 1, 2018 and 2019; and

•Director of the Company for a three year term with monthly management fees of $5,000 retroactive to October 1, 2017 in addition to 1,000,000 common shares issuable on October 1, 2018 and 2019.

9.Subsequent Events

(a)On February 9, 2018, the Company received proceeds of $51,000, net of issuance costs of $5,100 from a convertible note payable as part of the July 25, 2017 convertible note agreement.

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

Currently, the Board of Directors (consisting of Mr. Douglas Cole, Mr. Douglas MacLellan and Mr. William Hunter) are significantly involved in guiding the Company though a significant management reorganization, financial statement restatements and to reorient the company’s goals and objective to solely focus on the exploration and development of Lithium deposits in the State of Nevada, primarily through new capital commitments from one of the Company’s key stakeholders.

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

Employees

Other than our Board of Directors that are engaged by the Company as a consultant and our one officer, Mr. Cole, we do not have any employees. Our officer devotes approximately 20-30 hours a week, collectively, to our operations but will increase the number of hours when an exploration program is undertaken on our mineral properties.

Investigation of Prior Agreements.

At the request of the Board of Directors, the Company is reviewing all prior agreements and stock issuances of the Company entered into by the previous management of the Company to ensure their validity.

Results of Operations

Revenues

During the three months ended December 31, 2017 and 2016, the Company has not realized any revenues.

Expenses

During the three months ended December 31, 2017, the Company incurred expenses of $2,493,828 of operating expenses compared to $760,378 of operating expenses during the three months ended December 31, 2016. The increase in operating expenses is due to the issuance of 19,700,000 common shares with a fair value of $1,970,000 for services which included 5,000,000 common shares to the Chief Executive Officer of the Company, and 4,000,000 common shares to directors of the Company.

In addition to operating expenses, the Company incurred interest and accretion expense of $24,149 during the three months ended December 31, 2017 compared to $76,086 during the three months ended December 31, 2016. The decrease is due to the fact that the Company amended the conversion prices of their convertible debentures which eliminated the beneficial conversion feature that was recorded in the prior year. In addition to interest and accretion expense, the Company also recorded a gain of $25,000 on the forgiveness of debt related to amounts owing on the Company’s acquisition of the Nye Country properties during the period ended December 31, 2016.

Net Loss

During the three months ended December 31, 2017, the Company incurred a net loss of $2,517,977 or $0.04 loss per share compared to a net loss of $836,464 or $0.01 loss per share during the three months ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, the Company had cash of $42,209 and total assets of $42,209 compared to cash of $9,141 and total assets of $61,641 as at September 30, 2017. The increase in cash and total assets was due to funding of $175,000 received during the period which was not completely spent by the Company.

The Company had total current liabilities of $1,686,679 at December 31, 2017 compared to $1,327,646 at September 30, 2017. The increase in liabilities is due to an increase of $111,217 in outstanding convertible debentures relating to $175,000 of new debentures issued during the period less the conversion of $63,078 of outstanding convertible debentures. There was also an increase of $246,667 in amounts due to related parties for outstanding and unpaid management and consulting fees to officers and directors of the Company.

As at December 31, 2017, the Company had a working capital deficit of $1,644,470 compared to a working capital deficit of $1,266,005 at September 30, 2017. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, through the issuance of convertible debentures and did not earn any cash flow from operating activities.

During the period ended December 31, 2017, the Company issued 19,700,000 common shares for services with a fair value of $1,970,000, and issued 578,696 common shares to convert outstanding notes payable of $63,657.

In December 2017, the Company issued 1,000,000 share purchase warrants for professional services, which is exercisable into common shares of the Company at $0.10 per share for a period of five years from the date of issuance.

As at December 31, 2017, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the three months ended December 31, 2017, the Company used $141,932 of cash for operating activities as compared to $84,472 during the three months ended December 31, 2016. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities which allowed them to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the three months ended December 31, 2017 and 2016, the Company did not have any investing activities.

Cash from Financing Activities

During the three months ended December 31, 2017, the Company received $175,000 of funding from the issuance of convertible notes payable, which are due within one year and bears interest at 10% per annum and is convertible into common shares at $0.115 per share.

Off-Balance Sheet Arrangements

None.

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

As of December 31, 2017, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of December 31, 2017.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2018, the Company filed a complaint in Nevada seeking the return or cancellation of 16 million common shares which the Company believes were fraudulently issued (of which one million shares have already been canceled). Other than the preceding, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

We are required by Section 78.090 of the Nevada Revised Statutes (the "NRS") to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is United Corporate Services, Inc., 2520 St Rose Pkwy Suite 319, Henderson, NV 89074. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

		Filed Herein	Incorporated Date	By Form	Reference Exhibit
Exhibit	Description
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: February 22, 2018	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer