Form 10-Q
period 2018-03-31
Oroplata Resources, Inc.
filed 2018-05-21
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2018

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 15, 2018 was 90,916,957.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Oroplata Resources, Inc. at March 31, 2018 (with comparative figures as at September 30, 2017) and the consolidated statements of operations for the six months ended March 31, 2018 and 2017 and the statements of cash flows for the six months ended March 31, 2018 and 2017 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ended September 30, 2018.

OROPLATA RESOURCES, INC.

Condensed Consolidated Financial Statements

For the Period Ended March 31, 2018(unaudited) and September 30, 2017

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

OROPLATA RESOURCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018 $	September 30, 2017 $
ASSETS

Current assets

Cash	5,911	9,141
Prepaid expenses	315,000	52,500

Total assets	320,911	61,641

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	415,080	412,463
Due to related parties	528,949	218,246
Notes payable, net of unamortized discount of $23,783 and $13,063, respectively	813,817	696,937

Total current liabilities	1,757,846	1,327,646

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 89,147,392 and 58,500,000 common shares, respectively	89,147	58,500

Additional paid-in capital	33,038,245	29,892,737

Deficit	(34,564,327)	(31,217,242)

Total stockholders’ deficit	(1,436,935)	(1,266,005)

Total liabilities and stockholders’ deficit	320,911	61,641

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31, 2018 $	For the three months ended March 31, 2017 $	For the six months ended March 31, 2018 $	For the six months ended March 31, 2017 $

Revenues	–	–	–	–

Expenses

Exploration costs	6,452	–	9,582	600,000
General and administrative	790,872	1,120,744	3,281,570	1,281,122

Net loss before other expenses	(797,324)	(1,120,744)	(3,291,152)	(1,881,122)

Other expense

Interest expense	(31,784)	(65,342)	(55,933)	(141,428)
Gain on forgiveness of debt	–	–	–	25,000
Loss on settlement of debt	–	(36,000)	–	(36,000)

Net loss	(829,108)	(1,222,086)	(3,347,085)	(2,033,550)
Net loss per share, basic and diluted	(0.01)	(0.02)	(0.05)	(0.04)
Weighted average shares outstanding	84,788,426	58,715,910	71,738,486	58,500,168

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended March 31, 2018 $	For the six months ended March 31, 2017 $
Operating Activities

Net loss	(3,347,085)	(2,033,550)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	16,425	124,160
Fair value of share purchase warrants issued	101,310	652,977
Issuance costs of convertible debt	–	9,948
Convertible note issued for commitment fee	–	75,000
Gain on forgiveness of debt	–	(25,000)
Loss on settlement of debt	–	36,000
Shares issued for mineral property exploration costs	–	600,000
Shares issued for services	2,622,250	292,000

Changes in operating assets and liabilities:

Prepaid expenses	52,500	–
Accounts payable and accrued liabilities	14,667	90,823
Due to related parties	310,203	45,000

Net Cash Used In Operating Activities	(229,730)	(132,642)

Financing Activities

Proceeds from issuance of convertible debentures	–	99,480
Proceeds from issuance of convertible notes payable	226,000	6,000
Proceeds from related party	500	–
Repayment on note payable	–	(34,068)

Net Cash Provided By Financing Activities	226,500	71,412

Change in Cash	(3,230)	(61,230)

Cash – Beginning of Period	9,141	90,040

Cash – End of Period	5,911	28,810

Non-cash investing and financing activities:

Discount on convertible debenture	4,545	–
Issuance of common shares for conversion of convertible notes and accrued interest	133,050	–
Fair value of common shares within prepaid expenses	315,000	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2018

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2018, the Company has not earned revenue, has a working capital deficit of $1,436,935, and an accumulated deficit of $34,564,327. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.Convertible Notes Payable

(a)On July 18, 2016, the Company entered into a convertible note agreement, as amended, with a non-related party for proceeds of $75,000. The terms of the convertible note became effective on February 15, 2017. The amount owing is secured by assets of the company, bears interest at 10%, is convertible into common shares of the Company at $0.24 per share, and is due on February 18, 2017. In September 2017, the conversion price was amended to $0.115 per share and the due date extended to December 31, 2017. On December 11, 2017, the due date was extended to December 11, 2018. The initial amortized discount was $9,375 and as at March 31, 2018, the carrying value of the note payable is $75,000 (September 30, 2017 - $75,000), and accrued interest of $8,425 (September 30, 2017 - $4,685) has been recorded in accounts payable and accrued liabilities.

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2018

(unaudited)

3.Convertible Notes Payable (continued)

(b)On July 18, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $121,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on April 18, 2017, and is convertible into common shares of the Company at $0.50 per share. On January 31, 2017, the due date was extended to December 31, 2017. In September 2017, the conversion feature on the note payable was adjusted $0.115 per share. On December 11, 2017, the due date was extended to December 11, 2018. During the period ended March 31, 2018, the Company issued 1,157,382 common shares for the conversion of $121,000 of note payable and $12,100 of interest payable. As at March 31, 2018, the carrying value of the note payable is $nil (September 30, 2017 - $121,000), and accrued interest of $5,584 (September 30, 2017 - $15,382) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(c)On September 28, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000, net of issuance fees of $10,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on September 30, 2017, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share and the due date extended to December 31, 2017. On December 11, 2017, the due date was extended to December 11, 2018. As at March 31, 2018, the carrying value of the note payable is $110,000 (September 30, 2017 - $110,000), and accrued interest of $16,485 (September 30, 2017 - $11,000) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

(d)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. On February 16, 2017, the Company received proceeds of $32,428, net of issuance fees of $2,948. On February 24, 2017, the Company received proceeds of $77,000, net of issuance fees of $7,000. On April 17, 2017, the Company received proceeds of $13,750, net of issuance fees of $1,250. On April 26, 2017, the Company received proceeds of $88,000, net of issuance fees of $8,000. On June 13, 2017, the Company received proceeds of $38,822 net of issuance fees of $3,882. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share. On December 11, 2017, the due date for all tranches was extended to December 11, 2018. As at December 31, 2017, the carrying value of the note payable is $250,000 (September 30, 2017 - $250,000), and accrued interest of $24,702 (September 30, 2017 - $12,236) has been recorded in accounts payable and accrued liabilities.

(e)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. The aggregate principal amount owed of $154,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.115 per share. On October 23, 2017, the Company received proceeds of $82,500, net of issuance costs of $7,500. On December 1, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On December 11, 2017, the due date was extended to December 11, 2018. On December 15, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On February 9, 2018, the Company received proceeds of $56,100, net of issuance costs of $5,100. As at March 31, 2018, the carrying value of the note payable is $378,817 (September 30, 2017 - $140,937), the unamortized discount on the note is $23,783 (September 30, 2017 - $13,063), and accrued interest of $18,022 (September 30, 2017 - $2,507) has been recorded in accounts payable and accrued liabilities.

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2018

(unaudited)

4.Related Party Transactions

(a)As of March 31, 2018, the Company owes $120,146 (September 30, 2017 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of March 31, 2018, the Company owes $85,500 (September 30, 2017 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of March 31, 2018, the Company owes $239,211 (September 30, 2017 - $100) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of March 31, 2018, the Company owes $84,092 (September 30, 2017 – $85,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On December 5, 2017, the Company issued 578,696 common shares with a fair value of $66,500 as part of a conversion of convertible notes payable and accrued interest at $0.115 per share.

(b)On December 18, 2017, the Company cancelled 1,000,000 common shares issued to the Chief Executive Officer of the Company which was previously issued in error.

(c)On December 29, 2017, the Company issued 19,700,000 common shares with a fair value of $1,970,000 for services, including 5,000,000 common shares to the Chief Executive Officer of the Company, and 4,000,000 common shares to directors of the Company. In addition, the Company also issued 1,000,000 common shares to the Chief Executive Officer of the Company to replace the common shares that were previously issued in error and cancelled on December 18, 2017.

(d)On January 29, 2018, the Company issued 3,600,000 common shares with a fair value of $360,000 to the directors of the Company, of which $135,000 has been recorded in prepaid expense as at March 31, 2018. In addition, the Company issued 2,400,000 common shares for consulting services with a fair value of $240,000, of which $180,000 has been recorded as prepaid expense as at March 31, 2018. All amounts in prepaid expenses will be amortized over one year from the date of issuance of the common shares.

(e)On January 29, 2018, the Company issued 1,440,000 common shares for professional fees with a fair value of $144,000.

(f)On February 2, 2018, the Company issued 578,696 common shares with a fair value of $66,550 as part of a conversion of convertible notes payable and accrued interest at $0.115 per share.

(g)On March 8, 2018, the Company issued 2,000,000 common shares to officers of the Company for management fees with a fair value of $190,000, of which 1,000,000 common shares were issuable on each of January 1, 2018 and March 1, 2018.

(h)On March 8, 2018, the Company issued 350,000 common shares for consulting services with a fair value of $33,250.

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2018

(unaudited)

6.Share Purchase Warrants

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

	Number of cashless warrants	Weighted average exercise price $

Balance, September 30, 2017	2,742,000	0.05
Issued	1,000,000	0.10

Balance, March 31, 2018	3,742,000	0.08

Additional information regarding share purchase warrants as of March 31, 2018, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	2,000,000	3.9
0.10	1,000,000	4.7
0.15	500,000	4.1
0.50	242,000	3.4

	3,742,000	4.1

7.Subsequent Events

(a)On April 3, 2018, the Company entered into a loan agreement with a non-related party for $85,800, net of an original issue discount of $7,800. The amounts owing are unsecured, bear interest at 12% per annum, are due on January 3, 2019, and are convertible into common shares at $0.15 per share until October 3, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest closing bid price during the fifteen trading days prior to conversion. Upon the due date on January 15, 2019, if the loan remains unpaid, the interest will increase to 22% per annum.

(b)On April 13, 2018, the Company entered into a loan agreement with a non-related party for $150,000, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bear interest at 10% per annum, are due in 12 months, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion.

(c)On April 19, 2018, the Company issued 717,391 common shares with a fair value of $82,500 as part of a conversion of convertible notes payable at $0.115 per share.

(d)On April 20, 2018, the Company entered into a loan agreement with a non-related party for $58,800, net of an original issue discount of $5,800. The amounts owing are unsecured, bear interest at 12% per annum, are due on January 30, 2019, and are convertible into common shares at $0.15 per share until October 20, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on January 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum.

(e)On May 8, 2018, the Company issued 1,052,174 common shares with a fair value of $121,000 as part of a conversion of convertible notes payable at $0.115 per share.

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

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. Lithortech Resources Inc. currently has mining claims on 5200 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2017, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts and determined that 260 claims of the WNB Claim were appropriate for the Company’s planned exploration, which we expect to begin in the second or third quarter of 2018. With many features similar to Clayton Valley and with no exploration work targeting lithium to date, Railroad Valley represents a new and untested target for lithium brine. The Railroad Valley brine exploration can build on both the dense existing oil field data and the experiences at Clayton Valley and other Li-brine basins to target potential brine aquifers. Please see the Company’s new website at: www.lithiumore.net.

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

Employees

Other than our Board of Directors that are engaged by the Company as a consultant and our one officer, Mr. Cole, we do not have any employees. Our officer is involved full time in the operation of the Company’s business.

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

Results of Operations

Revenues

During the three and six months ended March 31, 2018 and 2017, the Company has not realized any revenues.

Expenses

Three Months Ended March 31, 2018 and 2017

During the three months ended March 31, 2018, the Company incurred $797,324 of operating expenses compared to $1,120,744 of operating expenses during the three months ended March 31, 2017. During the current period, the Company issued 1,440,000 common shares for professional fees with a fair value of $144,000, issued 6,000,000 common shares with a fair value of $600,000, of which $285,000 was expensed during the period, and issued 2,000,000 common shares to officers and directors of the Company with a fair value of $190,000. In addition, the Company incurred quarterly management fees to the CEO of the Company of $62,500. During the three months ended March 31, 2017, the Company incurred stock-based compensation for share purchase warrants of 500,000 warrants with an exercise price of $0.15 and 2,000,000 warrants with an exercise price of $0.001 (issued in conjunction with the cancellation of 2,000,000 common shares) with a fair value of $652,977. Furthermore, during the period ended March 31, 2017, the Company issued a convertible note of $75,000 for a commitment fee, 300,000 common shares for investor relation services with a fair value of $87,000, 500,000 common shares for consulting services with a fair value of $130,000, and 300,000 common shares for legal services with a fair value of $75,000. In addition to share-based compensation, the Company also incurred $30,000 of management fees to the former Chief Executive Officer and Director of the Company, $20,000 of consulting fees for consulting services, $10,500 of investor relation services, and $10,400 of payroll costs relating to operating activity of its wholly-owned subsidiary, Lithortech Resources.

In addition to operating expenses, the Company incurred interest and accretion expense of $31,784 during the three months ended March 31, 2018 compared to $65,342 during the three months ended March 31, 2017. The decrease was due to the fact that the Company incurred more accretion expense in the prior period relating to the amendment of convertible debenture contracts that accelerated the accretion of the discount on the convertible debentures. In the prior period, the Company incurred a loss on settlement of debt of $36,000 related to settlement of accounts payable with the issuance of common shares.

Six Months Ended March 31, 2018 and 2017

During the six months ended March 31, 2018, the Company incurred $3,291,152 of operating expenses compared to $1,881,122 of operating expenses during the three months ended March 31, 2017. During the current year, the Company issued 19,000,000 common shares with a fair value of $1,970,000 for services, issued 1,440,000 common shares for professional fees with a fair value of $144,000, issued 6,000,000 common shares with a fair value of $600,000, of which $285,000 was expensed during the period, and issued 2,000,000 common shares to officers and directors of the Company with a fair value of $190,000. The Company also issued share purchase warrants for professional fees with a fair value of $101,310 incurred management fees of $266,666 to the Chief Executive Officer of the Company, and incurred legal fees of $75,000. During the prior year, the Company paid $600,000 of exploration costs for the issuance of 2,000,000 common shares for a fair value of $600,000 to remove the net smelter return of the Nye County properties. The remaining amount of $1,281,122 was related to general and administrative expense which was a result of increased operating activity including the issuance of a convertible note for $75,000 for a commitment fee, stock-based compensation for share purchase warrants of 500,000 warrants with an exercise price of $0.15 and 2,000,000 warrants with an exercise price of $0.001 (issued in conjunction with the cancellation of 2,000,000 common shares) with a fair value of $652,977. Furthermore, during the period, the Company issued 300,000 common shares for investor relation services with a fair value of $87,000, 500,000 common shares for consulting services with a fair value of $130,000, and 300,000 common shares for legal services with a fair value of $75,000. In addition to share-based compensation, the Company also incurred management fees of $60,000 to the former Chief Executive Officer and Director of the Company, $115,495 of consulting fees to consultants for services, $10,500 of investor relation services, $24,000 of professional fees for accounting, audit, and legal services, and $10,400 of payroll costs relating to operating activity of its wholly-owned subsidiary, Lithortech Resources.

In addition to operating expenses, the Company incurred interest and accretion expense of $55,933 during the six months ended March 31, 2018 compared to $141,428 during the six months ended March 31, 2017. The decrease was due to the fact that the Company incurred more accretion expense in the prior period relating to the amendment of convertible debenture contracts that accelerated the accretion of the discount on the convertible debentures. In the prior period, the Company incurred a loss on settlement of debt of $36,000 related to settlement of accounts payable with the issuance of common shares and a gain on settlement of debt of $25,000 relating to the forgiveness of amounts owing on the acquisition of a mineral property.

Net Loss

During the six months ended March 31, 2018, the Company incurred a net loss of $3,347,085 or $0.05 loss per share compared to a net loss of $2,033,550 or $0.04 loss per share during the six months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, the Company had cash of $5,911 and total assets of $320,911 compared to cash of $9,141 and total assets of $61,641 as at September 30, 2017. Cash remained relatively stable compared to September 30, 2017; however, total assets increased due to an increase in prepaid expenses of $262,500 related to the issuance of common shares for director fees and back office services that were issued in advance for the fiscal year.

The Company had total current liabilities of $1,757,846 at March 31, 2018 compared to $1,327,646 at September 30, 2017. The increase in liabilities is due to an increase of $116,880 in outstanding convertible debentures relating to $226,000 of new debentures issued during the period less the conversion of $133,050 of outstanding convertible debentures and accrued interest. There was also an increase of $310,703 in amounts due to related parties for outstanding and unpaid management and consulting fees to officers and directors of the Company.

As at March 31, 2018, the Company had a working capital deficit of $1,436,935 compared to a working capital deficit of $1,266,005 at September 30, 2017. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, through the issuance of convertible debentures and did not earn any cash flow from operating activities.

During the period ended March 31, 2018, the Company issued 23,890,000 common shares for services with a fair value of $2,387,250, issued 1,157,392 common shares to convert outstanding notes payable and accrued interest of $133,050, issued 3,600,000 common shares with a fair value of $360,000 for directors fees, and issued 2,000,000 common shares to officers and directors of the Company with a fair value of $190,000. As at March 31, 2018, the Company had $315,000 of prepaid expense relating to the issuance of common shares for services that will be performed in the future.

In December 2017, the Company issued 1,000,000 share purchase warrants for professional services, which is exercisable into common shares of the Company at $0.10 per share for a period of five years from the date of issuance.

As at March 31, 2018 and 2017, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the six months ended March 31, 2018, the Company used $229,730 of cash for operating activities as compared to $132,642 during the six months ended March 31, 2017. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities which allowed them to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the six months ended March 31, 2018 and 2017, the Company did not have any investing activities.

Cash from Financing Activities

During the six months ended March 31, 2018, the Company received $226,000 of funding from the issuance of convertible notes payable and $500 from related parties compared to $105,480 raised during the six months ended March 31, 2017. Furthermore, during the six months ended March 31, 2017, the Company repaid $34,068 on outstanding notes payable.

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

As of March 31, 2018, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2018, the Company issued 578,696 shares of the Company’s common stock to Tangiers Investment Group, LLC to convert outstanding notes payable of $66,550.

On March 8, 2018, the Company issued 350,000 Common Shares to three consultants pursuant to consulting agreements in lieu of cash consideration. In addition, on March 8, 2018, the Company issued 1,000,000 Common Shares to each of directors Douglas Cole and William Hunter pursuant to their consulting agreements for being directors of the Company.

All of the securities referenced above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

On April 3, 2018, the Company issued a 12% Convertible Promissory Note, in the principal amount of $85,800 with a purchase price of $78,000 to Geneva Roth Remark Holdings, Inc. The Note is due January 15, 2019. The Holder shall have the right from time to time, and at any time during the period beginning on the date of the Note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any amount of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock. Prior to 180 days following the date of funding, the conversion price is $0.15 per share. After 180 days following the date of funding, the conversion price is equal to 75% of the average of the lowest trading prices for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Note may be prepaid until 180 days from the issuance date at a price of 120% - 145% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the Note is 22% and mandatory default amount is 145% of principal plus the accrued unpaid interest.

On April 20, 2018, the Company issued a 12% Convertible Promissory Note, in the principal amount of $58,800 with a purchase price of $53,000 to Geneva Roth Remark Holdings, Inc. The Note is due January 30, 2019. The Holder shall have the right from time to time, and at any time during the period beginning on the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any amount of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of common stock. Prior to 180 days following the date of funding, the conversion price is $0.15 per share. After 180 days following the date of funding, the conversion price is equal to 75% of the average of the lowest trading prices for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Note may be prepaid until 180 days from the issuance date at a price of 120% - 145% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the Note is 22% and mandatory default amount is 145% of principal plus the accrued unpaid interest.

Effective April 13, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased two 10% unsecured convertible promissory notes (the “Notes”) from the Company in the aggregate principal amount of $150,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital.

The purchase price of $73,750 of the first note (the “First Note”) was paid in cash by GS Capital on April 13, 2018. After payment of transaction-related expenses, net proceeds to the Company from the First Note totaled $70,000. The purchase price of $73,750 of the second note (the “Back End Note”) was initially paid for by the issuance of an offsetting $73,750 collateralized secured note issued to Company by GS Capital (the “GS Capital Note”). The terms of the Back End Note require cash funding prior to any conversion thereunder.

The maturity date of the First Note is April 9, 2019 (the “Maturity Date”). The First Note shall bear interest at a rate of 10% per annum, which interest shall be paid by the Company to GS Capital in shares of common stock at any time GS Capital sends a notice of conversion to the Company. GS Capital is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the First Note into shares of the Company’s common stock, at any time after October 9, 2018, at a conversion price for each share of common stock equal to 66% of the lowest closing bid price of the Company’s common stock as reported on the exchange or quotation system on which the Company’s shares are then traded for the twenty prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital.

The First Note may be prepaid until 180 days from the issuance date with a penalty of 120% - 140% of the face amount plus any accrued interest depending on the date of prepayment. The Back End Note cannot be prepaid but will be cancelled if the First Note is prepaid.

The foregoing descriptions of the promissory notes and related agreements do not purport to be complete and are qualified in their entirety by reference to their complete terms as found in copies of such documents filed as Exhibits 10.1 – 10.8 hereto.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Securities Purchase Agreement by and between Oroplata Resources, Inc. and GS Capital Partners, LLC, dated as of April 9, 2018.	x
10.2	Convertible Redeemable Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated April 13, 2018	x
10.3	Convertible Redeemable Back End Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated April 13, 2018.	x
10.4	Collateralized Secured Promissory Note of GS Capital Partners, LLC in favor of Oroplata Resources, Inc. dated April 13, 2018.	x
10.5	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Geneva Roth Remark Holdings, Inc. dated April 3, 2018.	x
10.6	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Geneva Roth Remark Holdings, Inc. dated April 3, 2018.	x
10.7	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Geneva Roth Remark Holdings, Inc. dated April 20, 2018.	x
10.8	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Geneva Roth Remark Holdings, Inc. dated April 3, 2018.	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: May 17, 2018	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer