Form 10-Q
period 2018-06-30
Oroplata Resources, Inc.
filed 2018-08-17
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a small reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]No [X]

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 6, 2018 was 94,801,014.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of Oroplata Resources, Inc. at June 30, 2018 (with comparative figures as at September 30, 2017) and the consolidated statements of operations for the three and nine months ended June 30, 2018 and 2017 and the statements of cash flows for the nine months ended June 30, 2018 and 2017 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ended September 30, 2018.

OROPLATA RESOURCES, INC.

Condensed Consolidated Financial Statements

For the Period Ended June 30, 2018(unaudited) and September 30, 2017

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

OROPLATA RESOURCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018 $	September 30, 2017 $
ASSETS

Current assets
Cash	92,411	9,141
Prepaid expenses	215,500	52,500

Total assets	307,911	61,641

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	443,549	412,463
Due to related parties	537,649	218,246
Derivative liability	209,442	–
Convertible notes payable, net of unamortized discount of $232,988 and $13,063, respectively	735,712	696,937

Total current liabilities	1,926,352	1,327,646

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 500,000,000 common shares with a par value of

$0.001 per share Issued and outstanding: 92,401,014 and 58,500,000 common shares, as of June 30, 2018 and September 30, 2017, respectively

	92,401	58,500
Additional paid-in capital	33,337,192	29,892,737
Deficit	(35,048,034)	(31,217,242)

Total stockholders’ deficit	(1,618,441)	(1,266,005)

Total liabilities and stockholders’ equity (deficit)	307,911	61,641

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30, 2018 $	For the three months ended June 30, 2017 $	For the nine months ended June 30, 2018 $	For the nine months ended June 30, 2017 $

Revenues	–	–	–	–

Expenses

Exploration costs	17,467	–	27,049	600,000
General and administrative	409,894	89,654	3,691,464	1,370,776
Payroll	–	53,600	–	53,600

Net loss before other expenses	(427,361)	(143,254)	(3,718,513)	(2,024,376)

Other expense

Interest expense	(43,904)	(92,673)	(99,837)	(234,101)
Change in fair value of derivative liability	(12,442)	–	(12,442)	–
Gain on forgiveness of debt	–	–	–	25,000
Loss on settlement of debt	–	–	–	(36,000)

Net loss	(483,704)	(235,927)	(3,830,792)	(2,269,477)
Net loss per share, basic and diluted	(0.01)	(0.00)	(0.05)	(0.04)
Weighted average shares outstanding	90,693,052	58,000,000	78,056,674	58,333,445

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended June 30, 2018 $	For the nine months ended June 30, 2017 $

Operating Activities

Net loss	(3,830,792)	(2,269,477)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	35,354	202,697
Fair value of share purchase warrants issued	101,310	652,977
Issuance costs of convertible debt	–	23,020
Convertible note issued for commitment fee	–	75,000
Gain on forgiveness of debt	–	(25,000)
Loss on settlement of debt	–	36,000
Shares issued for mineral property exploration costs	–	600,000
Shares issued for services	2,937,250	292,000
Shares issued pursuant to the exercise of cashless warrants	667	–
Change in fair value of derivative liability	12,442	–

Changes in operating assets and liabilities:
Prepaid expenses	(163,000)	–
Accounts payable and accrued liabilities	61,636	112,486
Due to related parties	318,903	45,100

Net Cash Used In Operating Activities	(526,230)	(255,197)

Financing Activities
Proceeds from issuance of convertible debentures	–	226,980
Proceeds from issuance of convertible notes payable	609,000	6,000
Proceeds from related party	500	–
Repayment on note payable	–	(34,068)

Net Cash Provided By Financing Activities	609,500	198,912

Change in Cash	83,270	(56,285)

Cash – Beginning of Period	9,141	90,040

Cash – End of Period	92,411	33,755

Non-cash investing and financing activities:
Discount on convertible debenture	8,579	246,353
Convertible note issued to settle commitment fee	–	75,000
Issuance of common shares to settle accounts payable	–	60,000
Original issue discount on convertible debentures	49,700	23,080
Issuance of common shares for conversion of convertible notes payable and accrued interest	430,100	–

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2018

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2018, the Company has not earned revenue, has a working capital deficit of $1,618,441, and an accumulated deficit of $35,048,034. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.Convertible Notes Payable

(a)On July 18, 2016, the Company entered into a convertible note agreement, as amended, with a non-related party for proceeds of $75,000. The terms of the convertible note became effective on February 15, 2017. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company at $0.24 per share, and is due on February 18, 2017. In September 2017, the conversion price was amended to $0.115 per share and the due date extended to December 31, 2017. On December 11, 2017, the due date was extended to December 11, 2018. During the period ended June 30, 2018, the Company issued 717,391 common shares for the conversion of $75,000 of note payable and $7,500 of interest payable. As at June 30, 2018, the carrying value of the note payable is $nil (September 30, 2017 - $75,000), and accrued interest of $1,315 (September 30, 2017 - $4,685) has been recorded in accounts payable and accrued liabilities.

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2018

(unaudited)

3.Convertible Notes Payable (continued)

(b)On July 18, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $121,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on April 18, 2017, and is convertible into common shares of the Company at $0.50 per share. On January 31, 2017, the due date was extended to December 31, 2017. In September 2017, the conversion feature on the note payable was adjusted $0.115 per share. On December 11, 2017, the due date was extended to December 11, 2018. During the period ended June 30, 2018, the Company issued 1,157,382 common shares for the conversion of $121,000 of note payable and $12,100 of interest payable. As at June 30, 2018, the carrying value of the note payable is $nil (September 30, 2017 - $121,000), and accrued interest of $5,584 (September 30, 2017 - $15,382) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(c)On September 28, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000, net of issuance fees of $10,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on September 30, 2017, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share and the due date extended to December 31, 2017. On December 11, 2017, the due date was extended to December 11, 2018. During the period ended June 30, 2018, the Company issued 1,052,174 common shares for the conversion of $110,000 of note payable and $11,000 of interest payable. As at June 30, 2018, the carrying value of the note payable is $nil (September 30, 2017 - $110,000), and accrued interest of $6,721 (September 30, 2017 - $11,000) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

(d)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. On February 16, 2017, the Company received proceeds of $32,428, net of issuance fees of $2,948. On February 24, 2017, the Company received proceeds of $77,000, net of issuance fees of $7,000. On April 17, 2017, the Company received proceeds of $13,750, net of issuance fees of $1,250. On April 26, 2017, the Company received proceeds of $88,000, net of issuance fees of $8,000. On June 13, 2017, the Company received proceeds of $38,822 net of issuance fees of $3,882. The aggregate principal amount owed of $250,000 is secured by assets of the Company, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share. On December 11, 2017, the due date for all tranches was extended to December 11, 2018. During the period ended June 30, 2018, the Company issued 817,391 common shares for the conversion of $94,000 of note payable and $nil of interest payable. As at June 30, 2018, the carrying value of the note payable is $156,000 (September 30, 2017 - $250,000), and accrued interest of $29,999 (September 30, 2017 - $12,236) has been recorded in accounts payable and accrued liabilities.

(e)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. The aggregate principal amount owed of $154,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.115 per share. On October 23, 2017, the Company received proceeds of $82,500, net of issuance costs of $7,500. On December 1, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On December 11, 2017, the due date was extended to December 11, 2018. On December 15, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On February 9, 2018, the Company received proceeds of $56,100, net of issuance costs of $5,100. As at June 30, 2018, the carrying value of the note payable is $389,730 (September 30, 2017 - $140,937), the unamortized discount on the note is $12,870 (September 30, 2017 - $13,063), and accrued interest of $28,060 (September 30, 2017 - $2,507) has been recorded in accounts payable and accrued liabilities.

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2018

(unaudited)

3.Convertible Notes Payable (continued)

(f)On April 3, 2018, the Company entered into a loan agreement with a non-related party for $85,800, net of an original issue discount of $7,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 15, 2019, and is convertible into common shares at $0.15 per share until October 3, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest closing bid price during the fifteen trading days prior to conversion. Upon the due date on January 15, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at June 30, 2018, the carrying value of the note payable is $80,391 (September 30, 2017 - $nil), the unamortized discount on the note is $5,409 (September 30, 2017 - $nil), and accrued interest of $2,392 (September 30, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

(g)On April 9, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bear interest at 10% per annum, are due on April 8, 2018, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. As at June 30, 2018, the carrying value of the note payable is $3,376 (September 30, 2017 - $nil), the unamortized discount on the note is $146,624 (September 30, 2017 - $nil), and accrued interest of $3,375 (September 30, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

(h)On April 20, 2018, the Company entered into a loan agreement with a non-related party for $58,800, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 30, 2019, and is convertible into common shares at $0.15 per share until October 20, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on January 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at June 30, 2018, the carrying value of the note payable is $54,445 (September 30, 2017 - $nil), the unamortized discount on the note is $4,355 (September 30, 2017 - $nil), and accrued interest of $1,445 (September 30, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

(i)On June 11, 2018, the Company entered into a loan agreement with a non-related party for $60,500 net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 30, 2019, and is convertible into common shares at $0.15 per share until November 11, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on March 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at June 30, 2018, the carrying value of the note payable is $51,587 (September 30, 2017 - $nil), the unamortized discount on the note is $8,913 (September 30, 2017 - $nil), and accrued interest of $620 (September 30, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

(j)On June 18, 2018, the Company entered into a loan agreement with a non-related party for proceeds up to $165,000. On June 26, 2018, the Company received proceeds of $55,000, net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. As at June 30, 2018, the carrying value of the note payable is $183 (September 30, 2017 - $nil), the unamortized discount on the note is $54,817 (September 30, 2017 - $nil), and accrued interest of $183 (September 30, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

4.Related Party Transactions

(a)As of June 30, 2018, the Company owes $120,147 (September 30, 2017 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of June 30, 2018, the Company owes $85,500 (September 30, 2017 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2018

(unaudited)

4.Related Party Transactions (continued)

(c)As of June 30, 2018, the Company owes $250,411 (September 30, 2017 - $100) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of June 30, 2018, the Company owes $81,591 (September 30, 2017 – $85,000) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On December 5, 2017, the Company issued 578,696 common shares as part of a conversion of $66,550 of convertible notes payable and accrued interest.

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

(d)On January 29, 2018, the Company issued 3,600,000 common shares with a fair value of $360,000 of which $135,000 has been recorded in prepaid expense as at June 30, 2018. In addition, the Company issued 2,400,000 common shares for consulting services with a fair value of $240,000, of which $180,000 has been recorded as prepaid expense as at June 30, 2018

(e)On January 29, 2018, the Company issued 1,440,000 common shares for professional fees with a fair value of $144,000.

(f)On February 2, 2018, the Company issued 578,696 common shares as part of a conversion of $66,550 of convertible notes payable and accrued interest.

(g)On March 8, 2018, the Company issued 2,000,000 common shares to officers of the Company for management fees with a fair value of $190,000, of which 1,000,000 common shares were issuable on each of January 1, 2018 and June 1, 2018.

(h)On March 8, 2018, the Company issued 350,000 common shares for consulting services with a fair value of $33,250.

(i)On April 19, 2018, the Company issued 717,391 common shares as part of a conversion of $82,500 of convertible notes payable and accrued interest.

(j)On May 11, 2018, the Company issued 1,052,174 common shares as part of a conversion of $121,100 of convertible notes payable and accrued interest.

(k)On May 23, 2018, the Company issued 817,391 common shares as part of a conversion of $94,000 of convertible notes payable.

(l)On June 22, 2018, the Company issued 666,666 common shares for proceeds of $667 pursuant to the exercise of warrants.

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2018

(unaudited)

6.Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the six months ended June 30, 2018, the Company recorded a loss on the change in fair value of derivative liability of $12,442 (June 30, 2017 - $nil). As at June 30, 2018, the Company recorded a derivative liability of $209,442 (December 31, 2017 - $nil).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended June 30, 2018 and December 31, 2017, assuming no dividend yield:

	June 30, 2018	December 31, 2017

Expected volatility	138-140%	–
Risk free rate	0.78-0.97%	–
Expected life (in years)	0.8-1.0	–

A summary of the activity of the derivative liabilities is shown below:

$

Balance, December 31, 2017	–
Derivative loss due to new issuances	197,000
Mark-to-market adjustments	12,442

Balance, June 30, 2018	209,442

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

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2017	2,742,000	0.05
Issued	1,000,000	0.10
Exercised	(666,666)	0.001

Balance, June 30, 2018	3,075,334	0.10

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2018

(unaudited)

7.Share Purchase Warrants (continued)

Additional information regarding share purchase warrants as of June 30, 2018, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	1,333,334	3.6
0.10	1,000,000	4.4
0.15	500,000	3.6
0.50	242,000	3.2

	3,075,334	3.9

8.Subsequent Events

(a)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $82,500. On July 11, 2018, the Company received proceeds of $75,000, net of an original issue discount of $7,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On July 17, 2018, pursuant to the terms of the agreement, the Company issued to the lender 37,500 restricted common shares.

(b)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On July 11, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On July 17, 2018, pursuant to the terms of the agreement, the Company issued to the lender 12,500 restricted common shares.

(c)On July 9, 2018, the Company issued 1,850,000 restricted common shares with a fair value of $240,500 as compensation to various advisors.

(d)On July 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $58,800. On or about July 11, 2018, the Company received proceeds of $53,000, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on April 30, 2019. Prior to 180 days following the date of funding, the conversion price is $0.15 per share. After 180 days following the date of funding, the conversion price is equal to 75% of the average of the lowest trading prices for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. Upon the due date on April 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum.

(e)On July 13, 2018, the Company entered into an equity purchase agreement with a non-related investor, whereby the Company shall have the right to require the investor to purchase up to $1,500,000 of the Company’s common stock at a purchase price equal to 75% of the lowest daily volume-weighted average price of the Company’s common shares during the five trading days prior to the closing of the sale. On July 17, 2018, the Company issued 500,000 restricted common shares to an affiliate of the investor.

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

Currently, the Board of Directors (consisting of Mr. Douglas Cole, Mr. Douglas MacLellan and Mr. William Hunter) are significantly involved in guiding the Company though a significant management reorganization, and to reorient the company’s goals and objective to solely focus on the exploration and development of Lithium deposits in the State of Nevada and related projects, primarily through new capital commitments which the Mr. Cole is actively seeking.

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to Lithiumore Corp. (“Lithiumore”). Lithiumore currently has mining claims on 5200 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2017, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts and determined that 260 claims of the WNB Claim were appropriate for the Company’s planned exploration, which we expect to begin in the second or third quarter of 2018. With many features similar to Clayton Valley and with no exploration work targeting lithium to date, Railroad Valley represents a new and untested target for lithium brine. The Railroad Valley brine exploration can build on both the dense existing oil field data and the experiences at Clayton Valley and other Li-brine basins to target potential brine aquifers. Please see the Company’s new website at: www.lithiumore.net.

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

We own no real estate, other than mineral rights in the Nye County properties located in Nevada, United States. On March 19, 2018, the Company entered into a purchase agreement to purchase an additional 113 acres in Railroad Valley, NV for possible future exploration. The purchase is expected to be completed in the first quarter of 2019. In the meantime, the Company has entered into a short term lease agreement for this property to allow mineral testing prior to the completion of the property

Implications of Being an Emerging Growth Company

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

RESULTS OF OPERATIONS

Oroplata has not realized any revenue from its exploration activities on the Nye County properties and it is doubtful that the mineral property will be able to produce any revenue for many years. Without an ore reserve Oroplata cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will Oroplata have any chance of recognizing any form of revenue.

Results of Operations

Revenues

During the three and nine months ended June 30, 2018 and 2017, the Company has not realized any revenues.

Expenses

Three Months Ended June 30, 2018

During the three months ended June 30, 2018, the Company incurred $427,361 of operating expenses compared to $143,254 of operating expenses during the three months ended June 30, 2017. The increase is due to the quarterly management fees to the CEO of the Company of $62,500, and the accretion of prepaid director fees of $45,000 comprised of $15,000 for each of the three directors of the Company. Furthermore, the Company incurred $17,467 of mineral exploration costs and $13,000 for business development costs during the period. The remaining amounts were due to professional fees and day-to-day operating costs which increased compared to prior year as the Company had more operations during the current year.

In addition to operating expenses, the Company incurred interest and accretion expense of $35,354 and a loss of $12,442 relating to the change in fair value of the derivative liability during the period. During the three months ended June 30, 2017, the Company incurred $92,673 of interest and accretion expense.

Net Loss

During the three months ended June 30, 2018, the Company incurred a net loss of $73,598 or $0.01 loss per share compared to a net loss of $235,297 or $0.00 loss per share during the three months ended June 30, 2017.

Nine Months Ended June 30, 2018

During the nine months ended June 30, 2018, the Company incurred $3,718,513 of operating expenses compared to $2,024,376 of operating expenses during the nine months ended June 30, 2017. During the current year, the Company issued 19,000,000 common shares with a fair value of $1,970,000 for services, issued 1,440,000 common shares for professional fees with a fair value of $144,000, issued 6,000,000 common shares with a fair value of $600,000, of which $390,000 was expensed during the period, and issued 2,000,000 common shares to officers and directors of the Company with a fair value of $190,000. The Company also issued share purchase warrants for professional fees with a fair value of $101,310 incurred management fees of $329,166 to the Chief Executive Officer of the Company, and incurred legal fees of $305,000. During the prior year, the Company incurred $600,000 of exploration costs for the issuance of 2,000,000 common shares to remove the net smelter return of the Nye County properties. The remaining amount of $1,424,376 was related primarily to payroll costs of $53,600 for Lithortech employees, and general and administrative expense which was a result of increased operating activity including the issuance of a convertible note for $75,000 for a commitment fee, stock-based compensation for share purchase warrants of 500,000 warrants with an exercise price of $0.15 and 2,000,000 warrants with an exercise price of $0.001 (issued in conjunction with the cancellation of 2,000,000 common shares) with a fair value of $652,977. Furthermore, during the period, the Company issued 300,000 common shares for investor relation services with a fair value of $87,000, 500,000 common shares for consulting services with a fair value of $130,000, and 300,000 common shares for legal services with a fair value of $75,000. In addition to share-based compensation, the Company also incurred management fees of $60,000 to the former Chief Executive Officer and Director of the Company, $24,000 to the current Chief Executive Officer and Director of the Company, $115,495 of consulting fees to consultants for services, $10,500 of investor relation services, and $36,000 of professional fees for accounting, audit, and legal services.

In addition to operating expenses, the Company incurred interest and accretion expense of $99,837 during the nine months ended June 30, 2018 compared to $234,101 during the nine months ended June 30, 2017. The decrease was due to the fact that the Company incurred more accretion expense in the prior period relating to the amendment of convertible debenture contracts that accelerated the accretion of the discount on the convertible debentures. During the current period, the Company recorded a loss on settlement of debt of $248,891 relating to the conversion of convertible notes. In the prior period, the Company incurred a loss on settlement of debt of $36,000 related to settlement of accounts payable with the issuance of common shares and a gain on settlement of debt of $25,000 relating to the forgiveness of amounts owing on the acquisition of a mineral property.

Net Loss

During the nine months ended June 30, 2018, the Company incurred a net loss of $3,830,792 or $0.05 loss per share compared to a net loss of $2,269,477 or $0.04 loss per share during the nine months ended June 30, 2017.

Liquidity and Capital Resources

At June 30, 2018, the Company had cash of $92,411 and total assets of $307,911 compared to cash of $9,141 and total assets of $61,641 as at September 30, 2017. The increase in cash was due to proceeds received form the issuance of convertible notes. Total assets increased due to an increase in prepaid expenses of $163,000 related to the issuance of common shares for director fees and back office services that were issued in advance for the fiscal year.

The Company had total current liabilities of $1,926,352 at June 30, 2018 compared to $1,327,646 at September 30, 2017. The increase in liabilities is due to an increase of $319,403 in amounts due to related parties for outstanding and unpaid management and consulting fees to officers and directors of the Company, $31,086 increase in accounts payable and accrued liabilities due to timing differences of expenses incurred and the payment of receipts, and the remaining increase due to the net effects of issuance of new convertible debentures less discounts related to the beneficial conversion feature and the conversion of outstanding convertible notes payable during the period.

As at June 30, 2018, the Company had a working capital deficit of $1,618,441 compared to a working capital deficit of $1,266,005 at September 30, 2017. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, through the issuance of convertible debentures and did not earn any cash flow from operating activities.

During the period ended June 30, 2018, the Company issued 23,890,000 common shares for services with a fair value of $2,368,050, issued 3,744,348 common shares to convert outstanding notes payable and accrued interest of $430,550, issued 3,600,000 common shares with a fair value of $360,000, issued 2,000,000 common shares to officers and directors of the Company with a fair value of $190,000, and issued 666,666 common shares upon the exercise of cashless warrants.

In December 2017, the Company issued 1,000,000 share purchase warrants for professional services, which is exercisable into common shares of the Company at $0.10 per share for a period of five years from the date of issuance.

As at June 30, 2018 and 2017, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the nine months ended June 30, 2018, the Company used $526,230 of cash for operating activities as compared to $255,197 during the nine months ended June 30, 2017. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities which allowed them to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the nine months ended June 30, 2018 and 2017, the Company did not have any investing activities.

Cash from Financing Activities

During the nine months ended June 30, 2018, the Company received $609,000 of funding from the issuance of convertible notes payable and $500 from related parties compared to proceeds of $232,980 received from the issuance of convertible notes payable less $34,068 repaid on outstanding notes payable during the nine months ended June 30, 2017.

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

As of June 30, 2018, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective April 13, 2018, the Company entered into a securities purchase agreement with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased two 10% unsecured convertible promissory notes from the Company in the aggregate principal amount of $150,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital. The purchase price of $73,750 of the first note (the “First Note”) was paid in cash by GS Capital on April 13, 2018. After payment of transaction-related expenses, net proceeds to the Company from the First Note totaled $70,000. The purchase price of $73,750 of the second note (the “Back End Note”) was initially paid for by the issuance of an offsetting $73,750 collateralized secured note issued to Company by GS Capital. The terms of the Back End Note require cash funding prior to any conversion thereunder. The maturity date of the First Note is April 9, 2019. The First Note shall bear interest at a rate of 10% per annum, which interest shall be paid by the Company to GS Capital in shares of common stock at any time GS Capital sends a notice of conversion to the Company. GS Capital is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the First Note into shares of the Company’s common stock, at any time after October 9, 2018, at a conversion price for each share of common stock equal to 66% of the lowest closing bid price of the Company’s common stock as reported on the exchange or quotation system on which the Company’s shares are then traded for the twenty prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital.

On April 19, 2018, the Company issued 717,391 common shares with a fair value of $82,500 to Tangiers as full conversion of the Commitment Fee Note at $0.115 per share.

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

On May 8, 2018, the Company issued 1,052,174 common shares with a fair value of $121,000 to Tangiers as conversion of the July Note at $0.115 per share.

On May 22, 2018, the Company issued 817,391 common shares with a fair value of $94,000 to Tangiers as part of a conversion of the February Note at $0.115 per share.

Effective June 11, 2018, the Company issued a 12% Convertible Promissory Note, in the principal amount of $60,500 with a purchase price of $55,000 to Geneva Roth Remark Holdings, Inc. The note is due March 30, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. Prior to 180 days following the date of funding, the conversion price is $0.15 per share. After 180 days following the date of funding, the conversion price is equal to 75% of the average of the lowest trading prices for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 145% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% and mandatory default amount is 145% of principal plus the accrued unpaid interest.

Effective June 18, 2018, the Company issued a 12% Convertible Promissory Note, in the principal amount of $165,000 with a purchase price of $148,500 to Crown Bridge Partners, LLC. The note shall be funded in tranches and the Company has received the initial tranche in the principal amount of $55,000. The principal amount of each tranche shall be due 12 months after its funding. The holder shall have the right from time to time to convert the note and a price equal to 65% of the lowest trading prices for the common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

On June 22, 2018, the Company issued 666,666 common shares with a fair value of $105,133 to Tangiers as part of an exercise of one of its warrants.

The foregoing securities were issued under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D under the Securities Act. In the case of the promissory notes, each investor represented that it was an accredited investor, as defined in Rule 501 of Regulation D, and that it was acquiring the securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act. Any proceeds issued from the above issuances were used for working capital purposes of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

On June 29, 2018, the Company issued a convertible promissory note in the principal amount of $82,500 to BHP Capital NY Inc. On July 11, 2018, the Company received proceeds of $75,000, net of an original issue discount of $7,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On July 17, 2018, pursuant to the terms of the issuance of the promissory note, the Company issued to the BHP Capital NY Inc. 37,500 restricted common shares.

On June 29, 2018, the Company issued a convertible promissory note in the principal amount of $27,500 to Jefferson Street Capital LLC. On July 11, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On July 17, 2018, pursuant to the terms of the issuance of the promissory note, the Company issued to Jefferson Street Capital LLC 12,500 restricted common shares.

On July 9, 2018 the Company issued to nine consultants of the Company an aggregate of 1,850,000 restricted shares of the Company’s common stock in lieu of cash consideration.

On July 10, 2018, the Company issued a 12% Convertible Promissory Note, in the principal amount of $58,800 with a purchase price of $53,000 to Geneva Roth Remark Holdings, Inc. The note is due April 30, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. Prior to 180 days following the date of funding, the conversion price is $0.15 per share. After 180 days following the date of funding, the conversion price is equal to 75% of the average of the lowest trading prices for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 145% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% and mandatory default amount is 145% of principal plus the accrued unpaid interest.

The foregoing securities were issued under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D under the Securities Act. In the case of the promissory notes, each investor represented that it was an accredited investor, as defined in Rule 501 of Regulation D, and that it was acquiring the securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act. Any proceeds issued from the above issuances were used for working capital purposes of the Company.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Securities Purchase Agreement by and between Oroplata Resources, Inc. and GS Capital Partners, LLC, dated as of April 9, 2018.		May 17, 2018	10-Q	10.1
10.2	Convertible Redeemable Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated April 13, 2018		May 17, 2018	10-Q	10.2
10.3	Convertible Redeemable Back End Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated April 13, 2018.		May 17, 2018	10-Q	10.3
10.4	Collateralized Secured Promissory Note of GS Capital Partners, LLC in favor of Oroplata Resources, Inc. dated April 13, 2018.		May 17, 2018	10-Q	10.4
10.5	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Geneva Roth Remark Holdings, Inc. dated April 3, 2018.		May 17, 2018	10-Q	10.5
10.6	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Geneva Roth Remark Holdings, Inc. dated April 3, 2018.		May 17, 2018	10-Q	10.6
10.7	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Geneva Roth Remark Holdings, Inc. dated April 20, 2018.		May 17, 2018	10-Q	10.7
10.8	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Geneva Roth Remark Holdings, Inc. dated April 20, 2018.		May 17, 2018	10-Q	10.8
10.9	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Geneva Roth Remark Holdings, Inc. dated June 11, 2018.	X
10.10	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Geneva Roth Remark Holdings, Inc. dated June 11, 2018.	X
10.11	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Crown Bridge Partners, LLC dated June 18, 2018.	X
10.12	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Crown Bridge Partners, LLC dated June 18, 2018.	X
10.13	Securities Purchase Agreement by and between Oroplata Resources, Inc. and BHP Capital NY Inc. dated June 29, 2018.	X

10.14	Convertible Promissory Note of Oroplata Resources, Inc. in favor of BHP Capital NY Inc. dated June 29, 2018.	X
10.15	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Jefferson Street Capital LLC dated June 29, 2018.	X
10.16	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Jefferson Street Capital LLC dated June 29, 2018.	X
10.17	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Geneva Roth Remark Holdings, Inc dated July 10, 2018.	X
10.18	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Geneva Roth Remark Holdings, Inc. dated July 10, 2018.	X
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	INS XBRL Instant Document.	X
101	SCH XBRL Taxonomy Extension Schema Document	X
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	X
101	LAB XRBL Taxonomy Label Linkbase Document	X
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	X
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: August 14, 2018	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer