Form 10-K
period 2018-09-30
Oroplata Resources, Inc.
filed 2018-12-31
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,679,307 as of March 31, 2018

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 102,114,239 as of December 18, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This Report includes our audited consolidated financial statements as at and for the years ended September 30, 2018 and 2017. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

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

Currently, the Board of Directors (consisting of Mr. Douglas Cole, Mr. Douglas MacLellan and Mr. William Hunter) are involved in guiding the Company though a significant management reorganization and to reorient the company’s goals and objective to solely focus on the exploration and development of Lithium (Li) and other battery metal deposits in the State of Nevada, primarily through new capital commitments which Mr. Cole is actively seeking.

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). LithiumOre currently has mining claims on 26,000 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2017, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts and determined that 260 claims of the WNB Claim were appropriate for the Company’s planned exploration, which we expect to begin in the first half of 2019. With many features similar to Clayton Valley and with no exploration work targeting lithium to date, Railroad Valley represents a new and untested target for lithium brine. The Railroad Valley brine exploration can build on both the dense existing oil field data and the experiences at Clayton Valley and other Lithum brine basins to target potential brine aquifers. Please see the Company’s website for more information: www.lithiumore.net.

The growth in demand for lithium batteries is predicted by industry researchers to outpace lithium production in the coming decade. Lithium-ion batteries for the automotive industry are expected to advance demand beyond current supply. These industry trends support and validate the Company’s new business model.

The Company is currently a pre-revenue organization and we do not anticipate earning revenues until such time as we have undertaken sufficient exploration work to identify Lithium and or other battery metals reserves. Exploration work will take several years and there is no certainty we will ever reach a production stage. Our Company is considered to be in the exploration stage due to not having done exploration work which would result in a development decision.

We own no real estate, other than mineral rights in the Nye County properties located in Nevada, United States. On March 19, 2018, the Company entered into a purchase agreement to purchase an additional 120 acres in Railroad Valley, NV for possible future exploration. The purchase is expected to be completed in the first quarter of 2019. In the meantime, the Company has entered into a short-term lease agreement for this property to allow mineral testing prior to the completion of the property purchase.

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

We may take advantage of these provisions for up to five years (ending on September 30, 2019) or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (our “IPO”); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We have taken advantage of reduced reporting requirements in this prospectus. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you have beneficial ownership. In addition, we have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Exchange Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Market and Industry

Lithium is extracted from primarily two sources: pegmatite crystals and lithium salt from brine pools. Currently, the world’s five top producers of Lithium are located in Australia, Chile, Argentina, China, and Zimbabwe.

In 2017, worldwide Lithium production totaled approximately 43,000 metric tons, with the top 3 countries contributing roughly 89% of the global production. Most of the world’s lithium supply is produced by three companies: FMC Corporation, Sociedad Quimicay Minera de Chile (SQM) and the Albemarle Corporation.

Much of the current production of Lithium in Australia is derived from conventional mining techniques of ancient Precambrian rocks containing Lithium ore which is crushed and fed into capital intensive processing plants which upgrade the lithium mineral using gravity, flotation, magnetic and roasting purification processes.

Alternatively, Lithium production from Chile and Argentina uses a much less capital intense extraction method. Lithium is located beneath various salt flats. The Lithium is leached from nearby source rocks and becomes concentrated in salty brines just under the surface. The Lithium enriched brines are then pumped up to settle on hundreds of shallow surface evaporation pools which produces a thicker Lithium rich liquid. That liquid is treated with sodium carbonate, which creates lithium carbonate.

Lithium is a soft silver-white metal. With an atomic number of 3, it is the lightest of the all metals, only the gases Hydrogen (atomic number 1) and Helium (atomic number 2) are lighter.

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

At the moment, the primary lithium-ion battery manufacturers are: CATL, BYD, and OptimumNano Energy Co. Ltd. of China, Panasonic of Japan, and LG Chem of South Korea.

Lithium is not currently traded on any commodity exchanges, but rather is usually distributed in a chemical form such as lithium carbonate (Li2CO3) and sold directly to end users for a negotiated price per ton of Lithium carbonate. Recently that price has spiked, exceeding expectations and is projected to continue to rise due to increased demand.

General Market Analysis

Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric cars and now larger scale electric storage. The growth in demand for lithium batteries is predicted to far outpace lithium production in the coming decade; in particular, Lithium-ion batteries for the automotive industry is expected to continue to drive demand beyond supply.

Recently, Japan and South Korea have both recorded high levels of Lithium-ion battery exports in as auto companies’ ramp up battery consumption to power all-electric vehicle sales. Lithium ion battery shipments from Japan, the world’s leading electric vehicle producer topped 33,500 tons in 2016, an increase of 31% year to year.

Goldman Sachs predicted that the market consumption could very well triple from the current production by 2025. Just a 1% increase of Electric Vehicles hitting the market could increase lithium demand by roughly half of the current production of lithium today.

SQM’s CEO Patricio de Solminihac said in a 2018 interview with Reuters that the company would invest $525 million in order to expand its lithium production in Chile through 2021, due to the high demand for electric vehicle batteries.

FMC and Albemarle have decided not to wait either. FMC announced in May 2017 it would triple its production of lithium hydroxide by 2019, increasing to 30,000 tons from 10,000. Albemarle also announced it would be increasing production of lithium carbonate to 70,000 tons from 24,000 over a few years.

Tesla’s mile long Gigafactory started producing powerful Lithium-ion batteries in January 2017 with its partner Panasonic. The Gigafactory will supply batteries for the 500,000 cars Tesla hopes to produce by the end of the decade, as well as to power homes. Also, Chrysler, Dodge, Ford, GM, Mercedes-Benz, Mitsubishi, Nissan, Saturn, Tesla and Toyota have all announced plans to build lithium-ion battery powered cars.

After Tesla released the Model 3 in July 2017, there have been over 500,000 reservations for the vehicle and production is starting 2 years ahead of schedule. Elon Musk has stated that Tesla will have to acquire the entire lithium market to meet the current demands.

Thus, the global lithium market is approaching shortages, which has made it a useful commodity and mineral explorers have launched efforts to locate and bring new suppliers to the marketplace.

Lithium brine exploration and development has proven to be much more cost effective and faster to be put into production than the hard rock mine counterparts.

Lithium brine deposits are considered placer deposits and are easier to gain mining permits. Brine is also a liquid which means that drilling to find it is more akin to drilling for water or oil. It’s also typically located relatively close to surface, which limits the depth of required drilling. Once a Lithium Brine is found, the reserve data is more straightforward to understand and quantify.

As the brines are found in large flat areas, the construction of numerous flat evaporation pools or direct solvent extraction can be achieved at relatively low cost. Environmental impact is minimized as the excess residual brines can be pumped back into the salt flats.

Competition

Oroplata competes with other companies searching for minerals in Nevada and seeks financing for the development of their specific properties. Often, but not in all cases, these other mineral companies are better financed, have properties which have had sufficient exploration work done on them to warrant a future investor to consider investing in their company rather than ours. There are only a limited number of investors willing to invest in a company which had no proven reserves and has just started its exploration work. These other mineral exploration companies might induce investors to consider their properties and not ours. Hence, any additional funds they receive will be directed to the future exploration work on their properties whereas our company might be strapped for funds and unable to do any worthwhile exploration work on the Western Nevada Basin claim. We might never be able to compete against these other companies and hence never bring the Western Nevada Basin project into a stage where a production decision is to be made. In addition, we will have to compete with both large and small exploration companies for other resources we will need; professional geologists, transportation to and from the Western Nevada Basin Project, materials to set up a camp if required and supplies including drill rigs.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Description of Properties

The Western Nevada Basin (WNB) Claim is located in east central Nye County, Nevada (Figure 1) approximately 93 miles northeast of the county seat of Tonopah, NV, the major commercial center for the region; 56 miles southwest of the town of Ely, NV and 120 miles northeast of the village of Silver Peak the only currently operating Lithium producer in the State.

Figure 1. Location Map. The Western Nevada Basin Claim is located within the central portion of the Railroad Valley, approximately 169 miles north-northwest of Las Vegas, NV and 234 miles east-southeast of Reno, NV.

260 Claims
40 Claims
1000 Claims
6
N
© 2018 Google
Google Earth
Imagery Date: 9/9/2016 38° 29.125' N 115° 35.731' W elev 4720 ft eye alt 36.57 mi

Figure 2. The Western Nevada Basin Claim covers just over 30,000 acres. It consists of a total of one thousand three hundred (1,300) placer claims. Each claim covers approximately 20 acres and was laid out by aliquot parts as required by the Bureau of Land Management.

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

The WNB Claim is held by 1,300 twenty-acre placer claims, which are located on public Federal lands managed by the Bureau of Land Management (BLM). The placer claims are located on U.S. Surveyed lands and fit to aliquot parts.

In Nevada the claim staking procedure requires recording documents with both the county Recorder’s Office and then with the state BLM office. Claims must be held by posts at the claims four corners and Notice of Location which describe the claims legal description of location and owner. The claims are required to be recorded at the county courthouse within the proper jurisdiction within 90 days from the staking date.

Placer claims on Federal lands are held to a September 1 to August 31 assessment year when Intent to Hold or Proof of Labor documents need to be filed with the county for the annual assessment work. The pertinent documents are filed with the Nye County Recorder’s Office.

260 claims were staked by the third Party, Plateau Ventures LLC of Moab, Utah and 1,040 claims were staked by 3 Proton Lithium, Inc. of Carson City, Nevada. Official rights to the claims by Oroplata are subject to Quit Claim Deed Transfer Approval by BLM. Oroplata, through its 100% owned subsidiary, LithiumOre Corp., received full entitlement to its claims in the Western Nevada Basin by way of the Quit Claim Deeds on January 2, 2017 (260 claims), August 13, 2018, (40 claims) and August 28, 2018 (1,000 claims). The current annual maintenance fee is $155 per 20-acre (or a portion thereof) placer claim (http://www.blm.gov/ca/st/en/info/iac/miningfacts.html). Payment of those fees allows the claim to stay on the BLM active database. Non-payment results in the claims moving to ‘closed’ status.

Before August 31st of each year, a payment of $155 per claim is made to the BLM to hold the claims in good standing for the following assessment year. The total cost for the 1,300 WNB Claims was $203,260. In August 2017, the Company paid $42,060 to the BLM for 260 Claims. In August 2018, the Company paid $6,200 to the BLM for 40 Claims, and $155,000 to the BLM for 1,000 Claims. When fees are paid a claim is deemed ‘active’. Active and approved claims are listed and can be viewed on the BLM interactive website LR2000 (http://www.blm.gov/lr2000/).

Before October 31st of each year, it is necessary to make a payment to the county of $10 per claim to file an affidavit of assessment fees paid and notice of intent to hold the claims into the next assessment year. The total cost for the current 1,300 WNB claims is $13,000.

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

Any drilling planned will require a NOI filed with the Tonopah office of the BLM. To the best of the Company’s knowledge, there are no known environmental liabilities to which the property is subject or other significant factors and risks that may affect access, title, or the right or ability to perform work on the property. The NOI permit for the drilling site was approved on July 13, 2018.

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

Exploration can be conducted in the spring, summer, and fall seasons.

Local Resources

The Railroad Valley contains several small communities; which include Currant, Crows Nest, Green Springs, Lockes, and Nyala. Electrical power is available within the valley area.

The larger population centers of Ely and Tonopah are connected via U.S. Route 6 to the project area. Tonopah has a population of approximately 2,500 and is the governmental center for the region. Ely has a population of approximately 4,000 and is the closest commercial center. Groceries, hardware, a bank and a choice of motels and restaurants are available in both Ely and Tonopah.

The area has a long history of mining. Mining personnel can be sourced mostly from the larger towns of Tonopah or Ely.

Infrastructure

A reasonable network of 4x4, graded and paved roads connects the claim area to the rest of Nevada. Electrical power is available at several sites throughout the valley and could easily provide power to any operation at the project area. The nearest rail and large commercial airline service are in Las Vegas, NV approximately 169 miles to the south.

Physiography

Railroad Valley is one of the longest topographically closed drainage basins in Nevada, extending more than 110 miles in a north-south direction and up to 20 miles wide. This valley is one of the Central Nevada Desert Basins in the Tonopah Basin. The southern end of the valley begins near Gray Top Mountain (7,036 feet) and stretches north all the way to Mount Hamilton (10,745 feet). The mountain masses are dominated by the White Pine, Grant and Quinn Canyon ranges east of the valley.

Railroad Valley comprises an area of approximately 2,750 square miles. Two large flat areas occur within the valley. The Property is located on the large Northern flat area of the valley floor at elevations generally of 4400 – 4700 feet. The valley floor is characterized by subdued topography with washes eroding into slightly older valley-fill sediments.

The claims are located on the flat areas where vegetation is scarce. There is sufficient surface area for recovery and processing facilities within the Claims. Water in the basin is unallocated, which is an advantage for processing in the future.

Geologic Setting

The Claims are located in the Basin and Range physiographic province which stretches from southern Oregon and Idaho to Mexico. It is characterized by extreme elevation changes between mountains and flat intermountain valleys or basins.

Plate tectonics powered by crustal spreading broadly generates two types of forces: compression as plates are moved together and extension as those forces relax. Compression was the dominant geologic force affecting the western United States beginning about 200 million years ago as the Pacific Ocean plate moved eastward under the North American continent. Those forces compressed the overlying pile of sedimentary rocks accumulated over hundreds of millions of years into a thick stack reaching up to elevations of 14,000 feet, similar to the altiplano of Mexico and South America which formed at the same time from similar forces. That highland plateau stretched west – east from the Sierra Nevada Mountains in California to the Wasatch Range in Utah.

Extension became the dominant force beginning in the Eocene - Oligocene epochs approximately 55 to 25 million years ago. Also, the relative movement of the tectonic plates changed about 30 million years ago with the movement becoming more oblique to the continent. That relaxed the compressional forces and also tended to ‘tear’ the crust apart, creating diagonal extensions.

The resulting compressional and extensional tectonics have created throughout Nevada a classical Basin and Range province consisting of narrow, N- to NE-trending, fault block mountain chains separated by flat linear valleys. This geological pattern is repeated across the State and has created a number of currently arid, ‘trapped’ or closed basins with respect to drainage that have the potential of containing Lithium Brine deposits.

Geology of Lithium Brines

Lithium brine deposits are accumulations of saline groundwater that are enriched in dissolved lithium. All producing lithium brine deposits share a number of first-order characteristics: (1) arid climate; (2) closed basin containing a salt flat (also known as a Playa or Salar); (3) tectonically driven subsidence; (4) associated igneous or geothermal activity; (5) suitable lithium source-rocks; (6) one or more adequate aquifers; and (7) sufficient time to concentrate a brine.

The single most important factor determining if a nonmarine basin can accumulate lithium brine is whether or not the basin is closed.

Lithium enriched brines are formed by complex processes that include: evaporation, re-mobilization, salt and lithium clay dissolution and precipitation. In essence, lithium is liberated through weathering or derived from hydrothermal fluids from a variety of rock sources within a closed basin where Lithium, a lightweight element, cannot escape.

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

Geology of Railroad Valley

Railroad Valley has produced about 44 million barrels of oil (MMBO) from nine petroleum fields and has been extensively studied to determine relations between structure and oil production. Several interpretations of basin configuration have evolved, based on improved seismic acquisition and processing and better understanding of deformation styles and kinetics.

Oil was first discovered at Railroad Valley by Shell Oil in 1954. Their first discovery well reached a depth of 10,360 feet and it was determined that there was commercial oil reserves at intervals between 6,450 and 6,730 feet. The valley area is essentially wedge shaped with the wedge increasing in thickness from west to east. A low-angle attenuation fault has been reported to underlie Railroad Valley which has been interpreted to be a result of asymmetric arching rather than a series of down-to-the-west high-angle normal faults.

The stratigraphy of the valley is known to contain Paleozoic platform carbonate rocks, Tertiary volcanic rocks, and Tertiary lacustrine sediments. In comparison to Clayton Valley, the Railroad Valley has a large endowment of Neogene volcanic flows and tophaceous rocks.

Oil exploration has reported several laterally continuous thick Lithium brine horizons throughout Railroad Valley. Testing for Lithium from the brines was not conducted by the oil industry. Good reservoir rocks for oil may not represent good reservoir hosts for Lithium. The underlying brine-waters of the Railroad Valley were at one time examined as a potential reservoir for Las Vegas.

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

Exploration and Development

Exploration and Development would consist of direct sampling and analysis of Lithium both laterally and vertically across the project area from both volcanic horizons and underground Brines contained within the Playa. Drilling and mobilization represent the largest costs of the program. Every effort would be made to minimize costs and maximize the sampling of brine from either re-entry and perforation of ‘shut-in’ oil wells or testing of current water wells in the project area.

Exploration Time Table

The work for the initial phase exploration program will be designed over the following 4 to 5 months. Surficial sampling will be performed from February to March 2019 and Drilling and sampling from April to June. Analytical analysis will follow each program.

Other Mineral Properties

We are not contemplating any other mineral properties at this time.

Item 3. Legal Proceedings

In January 2018, the Company filed a complaint in Nevada seeking the return or cancellation of 16 million common shares which the Company believes were fraudulently issued as well as claims against the former CEO of the Company, Craig Alford. The Company has entered into agreements to cancel eleven million shares. The remaining five million shares were cancelled and reissued after the Company determined that the recipients provided proper consideration for such shares. The litigation continues against Alford and certain other relief defendants. Alford has filed a counterclaim against the Company for amounts allegedly owed to him that the Company believes is entirely without merit. Other than the preceding, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares of common stock are eligible for quotation on the OTC Markets Group under the symbol “ORRP.” However, our shares do not trade other than on an extremely limited and sporadic basis. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported on the OTC Markets Group for the two most recent fiscal years. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
Year 2018
Fourth Quarter	$0.18	$0.111
Third Quarter	$0.42	$0.061
Second Quarter	$0.115	$0.0575
First Quarter	$0.135	$0.085

Year 2017
Fourth Quarter	$0.18	$0.095
Third Quarter	$0.335	$0.095
Second Quarter	$0.35	$0.1586
First Quarter	$0.545	$0.16

On December 18, 2018, the closing price of our Common Stock as reported by the OTC Markets Group was $0.202 per share.

Holders

As of December 18, 2018, we have approximately 51 shareholders including our directors and officers. One such holder is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of Common Stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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



Stock Options, Warrants and Rights

As at September 30, 2018, Oroplata has potentially issuable shares of common stock as follows:

•8,925,334 potentially issuable shares of common stock from share purchase warrants issued with an exercise price that ranges from $0.001 to $0.50 per share;

•3,838,452 potentially issuable shares of common stock from convertible debt instruments held by Tangiers Investment Group, LLC that were issued and are convertible into common shares at the Company at $0.115 per share, at any time at the option of the note holder; and

•In addition, the Company had an undeterminable amount of shares issuable based on convertible notes in the aggregate principal amount of $939,400 (plus accrued interest) which have a conversion price based on the market price of the Company’s stock prior to conversion.

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

Recent Sales of Unregistered Securities

(a)On July 9, 2018, the Company issued 1,850,000 restricted common shares with a fair value of $240,500 as compensation to various advisors.

(b)On July 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $58,800. On July 12, 2018, the Company received proceeds of $50,000, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on April 30, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on April 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum.

(c)On July 18, 2018, the Company issued 500,000 restricted common shares with a fair value of $75,000 to a non-related investor pursuant to an equity purchase agreement.

(d)On July 18, 2018, pursuant to the terms of a convertible note agreement, the Company issued 12,500 restricted common shares with a fair value of $1,875.

(e)On July 18, 2018, pursuant to the terms of a convertible note agreement, the Company issued 37,500 restricted common shares with a fair value of $5,625.

(f)On August 30, 2018, the Company issued 1,130,435 common shares as part of a conversion of $130,000 of convertible notes payable and accrued interest.

(g)On September 4, 2018, the Company issued 1,000,000 common shares with a fair value of $143,000 in exchange for the acquisition of 1,000 land claims.

(h)On September 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $53,000. On July 12, 2018, the Company received proceeds of $47,200, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on June 30, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 61% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 61% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on June 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum.

(i)On September 27, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $130,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 27, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 60% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 60% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on September 27, 2019, if the loan remains unpaid, the interest will increase to 22% per annum.

(j)In September 2018, the Company granted 2,000,000 share purchase warrants to a loan holder of the Company in exchange for an extension for the maturity of its promissory notes dated February 16, 2017 and July 25, 2018. The maturity date has been extended until June 30, 2019. The warrants are exercisable into common shares at $0.10 per share for a period of five years.

(k)In September 2018, the Company granted 3,850,000 share purchase warrants to a loan holder of the Company. The warrants are exercisable into common shares at between $0.01 and $0.15 per share for a period of five years.

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

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended September 30, 2018.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2018	September 30, 2017
	$	$
Current Assets	308,769	61,641
Current Liabilities	2,741,281	1,327,646
Working Capital (Deficit)	(2,432,512)	(1,266,005)

Cash Flows

	September 30, 2018	September 30, 2017
	$	$
Cash Flows used in Operating Activities	(993,422)	(484,899)
Cash Flows used in Investing Activities	(10,200)	-
Cash Flows from Financing Activities	1, 117,250	404,000
Net increase (decrease) in Cash During Period	113,628	(80,899)

Operating Revenues

During the years ended September 30, 2018 and 2017, the Company did not record any revenues from operations.

Operating Expenses and Net Loss

During the year ended September 30, 2018, the Company incurred operating expenses of $5,588,730 compared to $2,198,907 during the year ended September 30, 2017. The increase in operating expenses is due to stock-based compensation expense of $887,007 compared to $652,977 during fiscal 2017 relating to the issuance of share purchase warrants. Furthermore, the Company issued $3,199,950 of common shares for services of which $3,013,950 was expensed and $186,000 was recorded in prepaid expense. Comparatively, the Company issued $357,000 of common shares for services during fiscal 2017. Finally, during the year ended September 30, 2018, the Company recorded an impairment loss of $153,200 on the Company’s mineral property due to inability to obtain reasonable fair value estimates to support continued capitalization of the project.

The Company recorded accretion and interest expense of $293,401 during the year ended September 30, 2018 compared to $497,269 during the year ended September 30, 2017. The decrease is due to the fact that the Company modified the terms of various agreements in the prior year that resulted in the extinguishment of the debt and the recording of additional accretion expense. For the current year, the Company did not modify any existing convertible notes, but did issue more convertible notes during the year to support its ongoing development work on its mineral properties. The Company also recorded a loss on the change in fair value of the derivative liability of $165,961, which was due in part to the fluctuation valuation of the beneficial conversion feature for convertible notes that were issued that had a floating interest rate. Finally, the Company recorded a loss on settlement of debt of $0 in fiscal 2018 compared to a loss on settlement of debt of $36,000 during fiscal 2017.

The Company incurred a net loss of $6,048,092, or $0.07 loss per share, during the year ended September 30, 2018 compared to a net loss of $2,690,342, or $0.05 loss per share, during the year ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash of $122,769 and total assets of $308,769 compared to cash of $9,141 and total assets of $61,641 as at September 30, 2017. The increase in cash and total assets was due to the fact that the Company issued more convertible debentures during the year to support the ongoing development and exploration of its mineral properties, as well as issuance of common shares for future services owed to the Company by various consultants and members of management.

As of September 30, 2018, the Company had total liabilities of $2,741,281 compared to total liabilities of $1,327,646 as at September 30, 2017. The increase in total liabilities is due to an increase in the carrying value of convertible notes payable of $150,715 due in part to the issuance of more convertible notes during the year which was a main support of financing used by the Company to support its ongoing growth and development. There was also an increase in amounts due to related parties of $364,631 relating to unpaid amounts owing to management and directors for unpaid management and director fees, as the Company is trying to maintain its cash flow for operating activities as opposed to paying the amounts due to management and directors. The remaining increase of $800,973 was due to the fair value of the derivative liability relating to the fair value of the beneficial conversion feature of floating rate convertible debentures, and $97,316 is for accounts payable and accrued liabilities and is mainly due to timing differences between receipt of invoices and payment of amounts owing.

As of September 30, 2018, the Company has a working capital deficit of $2,432,512 compared to a working capital deficit of $1,266,005 as at September 30, 2017. The increase in the working capital deficit is due to the use of convertible debentures to pay for operating expenditures which increases the overall working capital deficit.

During the year ended September 30, 2018, the Company issued 1,000,000 common shares with a fair value of $143,000 to acquire mineral properties located in Nye County, Nevada, issued 500,000 common shares as a donation with a fair value of $75,000, issued 716,666 common shares for the issuance of convertible notes and exercise of cashless warrants, issued 31,340,000 common shares for services with a fair value of $3,199,950, and issued 4,874,783 common shares pursuant to the conversion of notes payable with a fair value of $560,550. In addition, the Company also cancelled 3,600,000 common shares and replaced those shares with the issuance of 3,600,000 share purchase warrants. During the year ended September 30, 2017, the Company issued 400,000 common shares with a fair value of $96,000 to settle outstanding accounts payables, and 1,600,000 common shares with a fair value of $357,000 for consulting and professional services. Furthermore, the Company also received 636,943 common shares that were previously issued for the Nye County property and the shares were returned to treasury.

Cashflows from Operating Activities

During the year ended September 30, 2018, the Company used $993,422 of cash for operating activities compared to the use of $484,899 of cash for operating activities during the year ended September 30, 2017. The increase in the use of cash for operating activities was due to additional costs incurred during the year due to an overall increase in day-to-day transactions and costs.

Cashflows from Investing Activities

During the year ended September 30, 2018, the Company used cash of $10,200 for acquisition of mineral properties compared to no investing activities during the year ended September 30, 2017.

Cashflows from Financing Activities

During the year ended September 30, 2018, the Company received $1,117,250 of cash from financing activities compared to $404,000 received during the year ended September 30, 2017. The increase in the cash received from financing activities was attributed to $1,117,250 received from the issuance of convertible notes. During the year ended September 30, 2017, the Company received $404,000 from the issuance of convertible notes.

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

OROPLATA RESOURCES, INC.

Financial Statements

For the Years Ended September 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Oroplata Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oroplata Resources, Inc. (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2018 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated sufficient cash flows from operations to fund its business operations. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016

Farmington, Utah

December 28, 2018

OROPLATA RESOURCES, INC.

Consolidated Balance Sheets

	September 30, 2018 $	September 30, 2017 $
ASSETS

Current assets

Cash	122,769	9,141
Prepaid expenses	186,000	52,500

Total assets	308,769	61,641

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	509,779	412,463
Due to related parties	582,877	218,246
Derivative liability	800,973	–
Notes payable, net of unamortized discount of $533,170 and $13,063, respectively	847,652	696,937

Total current liabilities	2,741,281	1,327,646

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 93,331,449 and 58,500,000 common shares, respectively	93,331	58,500
Additional paid-in capital	34,739,491	29,892,737
Deficit	(37,265,334)	(31,217,242)
Total stockholders’ deficit	(2,432,512)	(1,266,005)

Total liabilities and stockholders’ equity (deficit)	308,769	61,641

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Operations

	For the year ended September 30, 2018 $	For the year ended September 30, 2017 $

Expenses

Exploration costs	227,653	640,300
General and administrative	5,207,877	1,558,607
Impairment of mineral property	153,200	–

Net loss before other expenses	(5,588,730)	(2,198,907)

Other expenses

Accretion and interest expense	(293,401)	(497,269)
Gain on forgiveness of debt	–	41,834
Loss on settlement of debt	–	(36,000)
Change in fair value of derivative liability	(165,961)	–

Total other expenses	(459,362)	(491,435)

Net loss	(6,048,092)	(2,690,342)
Net loss per share, basic and diluted	(0.07)	(0.05)
Weighted average shares outstanding	82,297,005	58,337,070

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statement of Stockholders’ Deficit

	Common Shares		Additional Paid-In Capital $	Deficit $	Total $
	Number #	Amount $

Balance, September 30, 2016	57,136,943	57,137	27,925,770	(28,526,900)	(543,993)

Shares issued for settlement agreement	2,000,000	2,000	598,000	–	600,000

Shares issued for accounts payable	400,000	400	95,600	–	96,000

Shares issued for services	1,600,000	1,600	355,400	–	357,000

Share cancellation	(2,636,943)	(2,637)	2,637	–	–

Fair value of share purchase warrants	–	–	652,977	–	652,977

Fair value of beneficial conversion feature	–	–	262,353	–	262,353

Net loss for the year	–	–	–	(2,690,342)	(2,690,342)

Balance, September 30, 2017	58,500,000	58,500	29,892,737	(31,217,242)	(1,266,005)

Shares issued to acquire mineral property	1,000,000	1,000	142,000	–	143,000

Shares issued for services	31,340,000	31,340	3,168,610	–	3,199,950

Shares issued for conversion of notes payable and accrued interest	4,874,783	4,874	555,676	–	560,550

Shares issued as donation	500,000	500	74,500	–	75,000

Shares issued for interest expense	50,000	50	7,450	–	7,500

Shares issued for warrant exercise	666,666	667	(667)	–	–

Share cancellation	(3,600,000)	(3,600)	3,600	–	–

Fair value of share purchase warrants	–	–	887,007	–	887,007

Fair value of beneficial conversion feature	–	–	8,578	–	8,578

Net loss for the year	–	–	–	(6,048,092)	(6,048,092)

Balance, September 30, 2018	93,331,449	93,331	34,739,491	(37,265,334)	(2,432,512)

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

Consolidated Statements of Cash Flows

	For the year ended September 30, 2018 $	For the year ended September 30, 2017 $
Operating Activities

Net loss	(6,048,092)	(2,690,342)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	194,234	447,611
Fair value of share purchase warrants issued	887,007	652,977
Convertible note issued for commitment fee	–	75,000
Gain on forgiveness of debt	–	(41,834)
Impairment of mineral property	153,200	–
Loss on settlement of debt	–	36,000
Shares issued for settlement agreement	–	600,000
Shares issued for services	3,199,950	357,000
Shares issued as donation	75,000	–
Shares issued for interest expense	7,500	–
Change in fair value of derivative liability	165,961	–

Changes in operating assets and liabilities:
Prepaid expenses	(133,500)	(52,500)
Accounts payable and accrued liabilities	140,687	91,089
Due to related parties	364,631	40,100
Net Cash Used In Operating Activities	(993,422)	(484,899)
Investing Activities
Mineral property costs	(10,200)	–
Net Cash Used In Investing Activities	(10,200)	–
Financing Activities
Proceeds from issuance of convertible debentures	1,117,250	404,000
Net Cash Provided By Financing Activities	1,117,250	404,000

Change in Cash	113,628	(80,899)
Cash – Beginning of Period	9,141	90,040
Cash – End of Period	122,769	9,141

Non-cash investing and financing activities:
Original issue discount on convertible debentures	70,750	37,080
Shares issued on the exercise of cashless warrants	667	–
Shares issued to settle accrued interest	43,371	60,000
Shares issued for acquisition of mineral property	143,000	–
Shares issued for conversion of debt	517,179	–
Discount on convertible debenture	74,033	13,063

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2018, the Company has not earned revenue, has a working capital deficit of $2,432,512, and an accumulated deficit of $37,265,334. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL and LithiumOne Corp. (formerly Lithortech Resources Inc). All inter-company accounts and transactions have been eliminated on consolidation.

(b)Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2018, and 2017, there were no cash equivalents.

(c)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, recoverability of long-lived assets, valuation of derivative liability, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

(e)Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

(f)Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2018, the Company has 8,925,334 (2017 – 6,454,545) potentially dilutive shares.

(g)Foreign Currency Translation

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

(h)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2018 and 2017, the Company has no items representing comprehensive income or loss.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

2. Summary of Significant Accounting Policies (continued)

(i)Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

(j)Financial Instruments

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, derivative liabilities, and notes payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table represents assets and liabilities that are measured and recognized in fair value as of December 31, 2018 and 2017 on a recurring basis:

December 31, 2018	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	122,769	–	–	–
Derivative liabilities	–	–	800,973	(165,961)

Total	122,769	–	800,973	(165,961)

December 31, 2017	Level 1 $	Level 2 $	Level 3 $	Total gains and (losses)

Cash	9,141	–	–	–

Total	9,141	–	–	–

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

2. Summary of Significant Accounting Policies (continued)

(k)Income Taxes

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

Due to the Company’s net loss position from inception on October 6, 2011 to September 30, 2018, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at September 30, 2018.

(l)Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2018 and 2017, the Company did not grant any stock options.

(m)Mineral Property Costs

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

(n)Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred.

(o)Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current U.S. GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

3.Mineral Property

On September 4, 2018, the Company acquired 1,000 land claims in Nye County, Nevada in exchange for $10,200 and the issuance of 1,000,000 common shares of the Company with a fair value of $143,000 which was determined based on the end of day trading price on the date of the agreement. On September 30, 2018, the Company recorded an impairment charge of $153,200 on its mineral property.

4.Convertible Notes Payable

(a)On July 18, 2016, the Company entered into a convertible note agreement, as amended, with a non-related party for proceeds of $75,000. The terms of the convertible note became effective on February 15, 2017. The amount owing is secured, bears interest at 10%, is convertible into common shares of the Company at $0.24 per share, and is due on February 18, 2017. In September 2017, the conversion price was amended to $0.115 per share and the due date extended to December 31, 2017. On December 11, 2017, the due date was extended to December 11, 2018. During the year ended September 30, 2018, the Company issued 717,391 common shares for the conversion of $75,000 of principal and $7,500 of interest payable. As at September 30, 2018, the carrying value of the note payable is $nil (2017 - $75,000), and accrued interest of $1,315 (2017 - $4,685) has been recorded in accounts payable and accrued liabilities.

(b) On July 18, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $121,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on April 18, 2017, and is convertible into common shares of the Company at $0.50 per share. On January 31, 2017, the due date was extended to December 31, 2017. In September 2017, the conversion feature on the note payable was adjusted $0.115 per share. On December 11, 2017, the due date was extended to December 11, 2018. During the year ended September 30, 2018, the Company issued 1,157,382 common shares for the conversion of $121,000 of principal and $12,100 of interest payable. As at September 30, 2018, the carrying value of the note payable is $nil (2017 - $121,000), and accrued interest of $5,584 (2017 - $15,382) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until July 18, 2021. The fair value of the cashless warrants was $229,069, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 239%, and risk-free rate of 1%.

(c) On September 28, 2016, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On September 30, 2016, the Company received proceeds of $110,000, net of issuance fees of $10,000. The amount owing is unsecured, bears interest at 10% per annum, and is due on September 30, 2017, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share and the due date extended to December 31, 2017. On December 11, 2017, the due date was extended to December 11, 2018. During the year ended September 30, 2018, the Company issued 1,052,174 common shares for the conversion of $110,000 of principal and $11,000 of interest payable. As at September 30, 2018, the carrying value of the note payable is $nil (2017 - $110,000), and accrued interest of $6,721 (2017 - $11,000) has been recorded in accounts payable and accrued liabilities.

As an incentive for the loan, the Company issued 121,000 cashless warrants to the note holder as a bonus incentive, which has an exercise price of $0.50 per warrant until September 30, 2021. The fair value of the cashless warrants was $65,990, and was calculated using the Black-Scholes option pricing model assuming no expected dividends, volatility of 233%, and risk-free rate of 1%.

(d)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000, of which $32,428 was received on February 16, 2017, $77,000 was received on February 24, 2017, $13,750 was received on April 17, 2017, $88,000 was received on April 26, 2017, and $38,822 was received on June 13, 2017. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share. On December 11, 2017, the due date for all tranches was extended to December 11, 2018. During the year ended September 30, 2018, the Company issued 1,947,826 common shares for the conversion of $211,178 of principal and $12,771 of interest payable. As at September 30, 2018, the carrying value of the note payable is $38,822 (2017 - $250,000), and accrued interest of $29,999 (2017 - $12,236) has been recorded in accounts payable and accrued liabilities.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

4.Convertible Notes Payable (continued)

(e)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. On October 23, 2017, the Company received proceeds of $82,500, net of issuance costs of $7,500. On December 1, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On December 11, 2017, the due date was extended to December 11, 2018. On December 15, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On February 9, 2018, the Company received proceeds of $56,100, net of issuance costs of $5,100. The aggregate principal amount owed of $402,600 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.115 per share. As at September 30, 2018, the carrying value of the note payable is $397,825 (2017 - $140,937), the unamortized discount on the note is $4,775 (2017 - $13,063), and accrued interest of $28,060 (2017 - $2,507) has been recorded in accounts payable and accrued liabilities.

(f)On April 3, 2018, the Company entered into a loan agreement with a non-related party for $85,800, net of an original issue discount of $7,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 15, 2019, and is convertible into common shares at $0.15 per share until October 3, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest closing bid price during the fifteen trading days prior to conversion. Upon the due date on January 15, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at September 30, 2018, the carrying value of the note payable is $82,892 (2017 - $nil), the unamortized discount on the note is $2,908 (2017 - $nil), and accrued interest of $5,106 (2017 - $nil) has been recorded in accounts payable and accrued liabilities.

(g)On April 9, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bear interest at 10% per annum, are due on April 8, 2018, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. As at September 30, 2018, the carrying value of the note payable is $13,524 (2017 - $nil), the unamortized discount on the note is $136,476 (2017 - $nil), accrued interest of $7,125 (2017 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $170,764 (2017 - $nil).

(h)On April 20, 2018, the Company entered into a loan agreement with a non-related party for $58,800, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 30, 2019, and is convertible into common shares at $0.15 per share until October 20, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on January 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at September 30, 2018, the carrying value of the note payable is $56,317 (2017 - $nil), the unamortized discount on the note is $2,483 (2017 - $nil), and accrued interest of $3,170 (2017 - $nil) has been recorded in accounts payable and accrued liabilities.

(i)On May 25, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bear interest at 10% per annum, are due on May 25, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. As at September 30, 2018, the carrying value of the note payable is $129,177 (2017 - $nil), the unamortized discount on the note is $20,823 (2017 - $nil), accrued interest of $5,301 (2017 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $168,191 (2017 - $nil).

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

4.Convertible Notes Payable (continued)

(j)On June 11, 2018, the Company entered into a loan agreement with a non-related party for $60,500 net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 30, 2019, and is convertible into common shares at $0.15 per share until November 11, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on March 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at September 30, 2018, the carrying value of the note payable is $54,591 (2017 - $nil), the unamortized discount on the note is $5,909 (2017 - $nil), and accrued interest of $2,228 (2017 - $nil) has been recorded in accounts payable and accrued liabilities.

(k)On June 18, 2018, the Company entered into a loan agreement with a non-related party for proceeds up to $165,000. On June 26, 2018, the Company received proceeds of $55,000, net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. As at September 30, 2018, the carrying value of the note payable is $1,900 (2017 - $nil), the unamortized discount on the note is $53,100 (2017 - $nil), accrued interest of $1,567 (2017 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $92,012 (2017 - $nil).

(l)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $82,500, net of an original issue discount of $7,500. On July 17, 2018, the Company received the proceeds of the loan. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. As at September 30, 2018, the carrying value of the note payable is $16,550 (2017 - $nil), the unamortized discount on the note is $65,950 (2017 - $nil), accrued interest of $2,495 (2017 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $87,288. On July 18, 2018, pursuant to the terms of the agreement, the Company issued to the lender 12,500 restricted common shares with a total value of $1,875 which was recorded as interest expense..

(m)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On July 17, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. As at September 30, 2018, the carrying value of the note payable is $669 (2017 - $nil), the unamortized discount on the note is $26,831 (2017 - $nil), accrued interest of $835 (2017 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $29,335 (2017 - $nil). On July 18, 2018, pursuant to the terms of the agreement, the Company issued to the lender 37,500 restricted common shares with a total value of $5,625 which was recorded as interest expense.

(n)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On August 31, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. As at September 30, 2018, the carrying value of the note payable is $306 (2017 - $nil), the unamortized discount on the note is $27,194 (2017 - $nil), accrued interest of $306 (2017 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $51,080 (2017 - $nil).

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

4.Convertible Notes Payable (continued)

(o)On July 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $58,800. On July 12, 2018, the Company received proceeds of $50,000, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on April 30, 2019, and is convertible into common shares at $0.15 per common share until January 10, 2019 when the conversion price is equal to 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on April 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at September 30, 2018, the carrying value of the note payable is $54,618 (2017 - $nil), the unamortized discount on the note is $4,182 (2017 - $nil), accrued interest of $1,604 (2017 - $nil) has been recorded in accounts payable and accrued liabilities.

(p)On September 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $53,000. On July 12, 2018, the Company received proceeds of $47,200, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on June 30, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 61% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 61% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on June 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at September 30, 2018, the carrying value of the note payable is $353 (2017 - $nil), the unamortized discount on the note is $52,647 (2017 - $nil), accrued interest of $353 (2017 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $52,223 (2017 - $nil).

(q)On September 27, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $130,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 27, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 60% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 60% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on September 27, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at September 30, 2018, the carrying value of the note payable is $108 (2017 - $nil), the unamortized discount on the note is $129,892 (2017 - $nil), accrued interest of $108 (2017 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $150,080 (2017 - $nil).

5.Related Party Transactions

(a)As of September 30, 2018, the Company owes $120,146 (September 30, 2017 - $120,146) to a former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of September 30, 2018, the Company owes $85,500 (September 30, 2017 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of September 30, 2018, the Company owes $280,639 (September 30, 2017 - $100) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of September 30, 2018, the Company owes $96,592 (September 30, 2017 – $12,500) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Year Ended September 30, 2018

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

(d)On January 29, 2018, the Company issued 3,600,000 common shares with a fair value of $360,000 to the directors of the Company for director fees with a fair value of $180,000, of which $45,000 has been recorded in prepaid expense as at September 30, 2018. In addition, the Company issued 2,400,000 common shares for consulting services with a fair value of $240,000, of which $60,000 has been recorded as prepaid expense as at September 30, 2018

(e)On January 29, 2018, the Company issued 1,440,000 common shares for professional fees with a fair value of $144,000.

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

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

6.Common Shares (continued)

(i)On April 19, 2018, the Company issued 717,391 common shares as part of a conversion of $82,500 of convertible notes payable and accrued interest.

(j)On May 11, 2018, the Company issued 1,052,174 common shares as part of a conversion of $121,100 of convertible notes payable and accrued interest.

(k)On May 23, 2018, the Company issued 817,391 common shares as part of a conversion of $94,000 of convertible notes payable and accrued interest.

(l)On June 22, 2018, the Company issued 666,666 common shares with a fair value of $667 pursuant to the exercise of cashless warrants.

(m)On July 9, 2018, the Company issued 1,850,000 restricted common shares with a fair value of $262,700 as compensation to various advisors.

(n)On July 18, 2018, the Company issued 500,000 restricted common shares with a fair value of $75,000 to a non-related investor pursuant to an equity purchase agreement.

(o)On July 18, 2018, pursuant to the terms of a convertible note agreement, the Company issued 12,500 restricted common shares with a fair value of $1,875. Refer to Note 3(k).

(p)On July 18, 2018, pursuant to the terms of a convertible note agreement, the Company issued 37,500 restricted common shares with a fair value of $5,625. Refer to Note 3(l).

(q)On August 30, 2018, the Company issued 1,130,435 common shares as part of a conversion of $130,000 of convertible notes payable and accrued interest.

(r)On September 4, 2018, the Company issued 1,000,000 common shares with a fair value of $143,000 in exchange for the acquisition of 1,000 land claims. Refer to Note 3.

(s)On September 24, 2018, the Company cancelled 3,600,000 common shares that were previously issued to a non-related party.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

7.Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures disclosed in Note 5 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the year ended September 30, 2018, the Company recorded a loss on the change in fair value of derivative liability of $165,961 (2017 - $nil). As at September 30, 2018, the Company recorded a derivative liability of $800,973 (2017 - $nil).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the years ended September 30, 2018 and 2017, assuming no dividend yield:

	September 30, 2018	September 30, 2017

Expected volatility	133-156%	–
Risk free rate	2.59%	–
Expected life (in years)	0.5-1.0	–

A summary of the activity of the derivative liability is shown below:

$
Balance, September 30, 2017	–
Derivative additions associated with convertible notes	1,035,610
Decrease in fair value of derivatives	(234,637)

Balance, September 30, 2018	800,973

During the years ended September 30, 2018 and 2017, the Company recorded a day-one loss related to the derivatives associated with issuance of convertible notes of $400,598 and $0, respectively. The amounts were recorded in the account named “change in derivative liability” on the income statement.

8.Share Purchase Warrants

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

In September 2018, the Company granted 2,000,000 share purchase warrants to a loan holder of the Company in exchange for an extension for the maturity of its promissory notes dated February 16, 2017 and July 25, 2018. The maturity date has been extended until June 30, 2019. The warrants are exercisable into common shares at $0.10 per share for a period of five years. The fair value of the share purchase warrants was $267,560 calculated using the Black-Scholes Option Pricing Model assuming volatility of 227%, risk-free rate of 2.7%, expected life of 5 years, and no expected dividends.

In September 2018, the Company granted 3,850,000 share purchase warrants to a loan holder of the Company. The warrants are exercisable into common shares at between $0.01 and $0.15 per share for a period of five years. The fair value of the share purchase warrants was $518,137 calculated using the Black-Scholes Option Pricing Model assuming volatility of 227%, risk-free rate of 2.7%, expected life of 5 years, and no expected dividends.

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

8.Share Purchase Warrants (continued)

	Number of warrants	Weighted average exercise price $
Balance, September 30, 2017	2,742,000	0.05
Issued	6,850,000	0.10
Exercised	(666,666)	0.001

Balance, September 30, 2018	8,925,334	0.10

Additional information regarding share purchase warrants as of September 30, 2018, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)
0.001	1,333,334	0.9
0.01	3,600,000	4.9
0.10	1,000,000	0.8
0.15	750,000	1.8
0.50	242,000	0.1
0.10	2,000,000	1.9

	8,925,334	4.4

9.Income Taxes

The Company has $7,390,231 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. The income tax benefit differs from the amount computed by applying the US federal income tax rate which was 34% until January 1, 2018, when the income tax rate decreased to 21% to net loss before income taxes. As at September 30, 2018 and 2017, the Company had no uncertain tax positions.

	September 30, 2018 $	September 30, 2017 $
Net loss before taxes	6,048,092	2,690,342
Statutory rate	24.3%	30%

Computed expected tax recovery	1,475,301	807,103
Permanent differences and other	(309,483)	(340,177)
Change in tax rates	(390,471)	–
Change in valuation allowance	(775,347)	(466,926)

Income tax provision	–	–

OROPLATA RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

9.Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at September 30, 2018 and 2017 after applying enacted corporate income tax rates are as follows:

	2018 $	2017 $

Net operating losses carried forward	1,551,949	776,602
Valuation allowance	(1,551,949)	(776,602)

Net deferred tax asset	–	–

10.Subsequent Events

(a)Subsequent to September 30, 2018, the Company reissued 1,000,000 common shares to replace the previous cancellation of 1,000,000 common shares.

(b)Subsequent to September 30, 2018, the Company issued 250,000 common shares in a joint venture agreement with CINC Industries, Inc.

(c)Subsequent to September 30, 2018, the Company issued 193,986 common shares pursuant to the conversion of $20,000 of convertible notes payable and accrued interest dated April 3, 2018.

(d)Subsequent to September 30, 2018, the Company issued 216,086 common shares pursuant to the conversion of $18,000 of a convertible note payable and accrued interest dated April 3, 2018.

(e)Subsequent to September 30, 2018, the Company issued 240,096 common shares pursuant to the conversion of $20,000 of a convertible note payable and accrued interest dated April 3, 2018.

(f)Subsequent to September 30, 2018, the Company issued 500,000 common shares as consideration for consulting services.

(g)Subsequent to September 30, 2018, the Company issued 3,000,000 common shares at a price of $0.15 per share for proceeds of $450,000.

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

As of September 30, 2018, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of September 30, 2018.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was not effective as of September 30, 2018.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
William Hunter	50	Director
Douglas MacLellan	63	Director
Douglas Cole	63	Director, Chairman, CEO, CFO, Secretary

William Hunter, Director

Mr. Hunter, age 50, received his B.Sc. from DePaul University in Chicago and an MBA with distinction from the Kellstadt School of Business at DePaul University. Mr. Hunter is currently the CFO of AMCI Group and CEO and board member of AMCI Acquisition Corp (Nasdaq: AMCIU). He is a seasoned financial executive with over 20 years of advisory and capital markets experience and has been involved in over $20 billion of transactions throughout his career in the natural resources and industrial industries. Prior to joining AMCI, Bill led the Americas Banking team at Nomura where he advised Mitsui in their acquisition of a minority interest in the Moatize Coal Mining complex from Vale and Globe Specialty Metals in their $3.1 billion ‘merger of equals’ transaction with FerroAtlantica. Before Nomura he led industrial and natural resource teams at Jefferies, TD Securities and BMO Nesbitt Burns.

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

Douglas MacLellan, Director

Mr. MacLellan, age 63, currently serves as Chairman of the Board of eWellness Healthcare Corporation (OTCQB: EWLL), since May 2013. From November 2009 to December 2017 Mr. MacLellan was an independent director and Chairman of the Audit Committee of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. From May 2014 to October 2016, Mr. MacLellan was a member of the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early stage mining company. From September 1992 through April 2014, Mr. MacLellan held various Board positions and was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continued to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm from March 1992 through January 2016. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

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

Douglas Cole, Director, CEO, CFO, Controller, Secretary

Mr. Cole, age 63, has been a Partner overseeing all ongoing deal activities with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Mr. Cole currently serves on the Board of Directors of eWellness Healthcare Corporation (EWLL). Since 1977 Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997 Mr. Cole became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley in 1978.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

•Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is in the early stages of operations. The Company has three directors, two of which are not involved in the management of the Company, and to date, such directors have been performing the functions of such committees. The involvement of the two non-management directors mitigates some potential conflict of interest issues.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as of September 30, 2018, we do not believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to our fiscal year ended September 30, 2018 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Cole CEO, CFO, and Chairman of the Board	2017	59,500	-	-	-	-	-	-	59,500
	2018	57,692	-	210,000	-	-	-	-	267,692
Douglas MacLellan Director	2017	-	-	-	-	-	-	-	-
	2018	7,500	-	120,000	-	-	-	-	129,500
William Hunter Director	2017	15,000	-	-	-	-	-	-	15,000
	2018	10,000	-	220,000	-	-	-	-	230,000
Craig Alford Former President, CEO, CFO, and Director	2017	60,000	-	-	-	-	-	-	60,000
	2018	-	-	-	-	-	-	-	-
Greg Kuzma Former Director	2017	-	-	-	-	-	-	-	-
	2018	25,000	-	-	-	-	-	-	25,000

Outstanding Equity Awards

Since incorporation on October 6, 2011, to September 30, 2018, we have not granted any stock options or stock appreciation rights to our executive officer or directors.

Compensation of Directors and Officers

As of September 30, 2018, we had no standard arrangement to compensate our directors for their services in the capacity as a director. On December 29, 2017, the Company entered into consulting agreements with each of the directors and entered into an employment agreement with its sole executive officer, Douglas Cole (see Item 9B). All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 18, 2018 regarding the beneficial ownership of our common stock, based on 102,114,239 shares of Common Stock issued and outstanding, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is deemed to be the address of our principal executive offices.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 18, 2018, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
William Hunter	5,200,000	5.09%
Douglas Cole	9,200,000	9.01%
Douglas MacLellan	4,200,000	4.11%

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Audit Fees	$14,500	$10,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,500	$10,500

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		May 22, 2013	S-1	3.1
3.2	Bylaws		May 22, 2013	S-1	3.2
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: December 28, 2018	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer