Form 10-Q
period 2018-12-31
Oroplata Resources, Inc.
filed 2019-02-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2018

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 8, 2019 were 116,738,259.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of Oroplata Resources, Inc. at December 31, 2018 (with comparative figures as at September 30, 2018) and the consolidated statements of operations for the three months ended December 31, 2018 and 2017 and the statements of cash flows for the three months ended December 31, 2018 and 2017 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that can be expected for the year ended September 30, 2019.

OROPLATA RESOURCES, INC.

Condensed Consolidated Financial Statements

For the Period Ended December 31, 2018(unaudited) and September 30, 2018

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

OROPLATA RESOURCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2018 $	September 30, 2018 $
ASSETS

Current assets

Cash	52,717	122,769
Prepaid expenses	81,000	186,000

Total current assets	133,717	308,769

Investment in joint venture	35,250	–

Total assets	168,967	308,769

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	494,464	509,779
Due to related parties	633,087	582,877
Derivative liability	2,136,970	800,973
Notes payable, net of unamortized discount of $933,289 and $533,170, respectively	509,682	847,652

Total current liabilities	3,774,203	2,741,281

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share	–	–
Issued and outstanding: 102,535,109 and 93,331,449 common shares, respectively	102,535	93,331
Additional paid-in capital	36,127,369	34,739,491
Deficit	(39,835,140)	(37,265,334)

Total stockholders’ deficit	(3,605,236)	(2,432,512)

Total liabilities and stockholders’ equity (deficit)	168,967	308,769

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31, 2018 $	For the three months ended December 31, 2017 $

Revenues	–	–

Expenses

Exploration costs	19,620	3,130
General and administrative	1,142,596	2,490,698

Net loss before other expenses	(1,162,216)	(2,493,828)

Other expense

Change in fair value of derivative liability	(708,155)	–
Interest expense	(277,690)	(24,149)
Loss on settlement of debt	(421,745)	–

Total other expense	(1,407,590)	(24,149)

Net loss	(2,569,806)	(2,517,977)
Net loss per share, basic and diluted	(0.03)	(0.04)
Weighted average shares outstanding	92,475,310	58,972,240

OROPLATA RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended December 31, 2018 $	For the three months ended December 31, 2017 $

Operating Activities

Net loss	(2,569,806)	(2,517,977)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	254,952	4,419
Change in fair value of derivative liability	708,155	–
Fair value of share purchase warrants issued	–	101,310
Loss on settlement of debt	421,745	–
Shares issued for services	489,000	1,970,000

Changes in operating assets and liabilities:

Prepaid expenses	105,000	52,500
Accounts payable and accrued liabilities	21,942	1,149
Due to related parties	50,210	246,667

Net Cash Used In Operating Activities	(518,802)	(141,932)

Financing Activities

Proceeds from issuance of convertible notes payable	628,750	175,000
Repayment on note payable	(180,000)	–

Net Cash Provided By Financing Activities	448,750	175,000

Change in Cash	(70,052)	33,068

Cash – Beginning of Period	122,769	9,141

Cash – End of Period	52,717	42,209

Non-cash investing and financing activities:

Original issue discount on convertible debenture	26,750	4,545
Issuance of common shares for conversion of convertible notes payable	872,832	63,657
Issuance of common shares for joint venture agreement	35,250	–

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

1.Organization and Nature of Operations

The accompanying unaudited consolidated financial statements of Oroplata Resources, Inc. and its subsidiary (“Oroplata” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2018, included in our Annual Report on Form 10-K for the year ended September 30, 2018.

The Company was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012.  On July 26, 2016, the Company incorporated Lithortech Resources Inc., a Nevada company, as a wholly-owned subsidiary.  On June 29, 2018, Lithortech Resources Inc. changed its name to LithiumOre Corp.  The Company currently holds mineral rights in the Dominican Republic and in the Western Nevada Basin of Nye County in the state of Nevada.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2018, the Company has not earned revenue, has a working capital deficit of $3,640,486, and an accumulated deficit of $39,835,140. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

3.Convertible Notes Payable

(a)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. On February 16, 2017, the Company received proceeds of $32,428, net of issuance fees of $2,948. On February 24, 2017, the Company received proceeds of $77,000, net of issuance fees of $7,000. On April 17, 2017, the Company received proceeds of $13,750, net of issuance fees of $1,250. On April 26, 2017, the Company received proceeds of $88,000, net of issuance fees of $8,000. On June 13, 2017, the Company received proceeds of $38,822 net of issuance fees of $3,882. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share. On December 11, 2017, the due date for all tranches was extended to December 11, 2018. On May 23, 2018, the Company issued 817,391 common shares for the conversion of $94,000 of note payable and $nil of interest payable. On November 6, 2018, the Company issued 443,478 common shares for the conversion of $38,822 of note payable.  As at December 31, 2018, the carrying value of the note payable is $nil (September 30, 2018 - $38,822), and accrued interest of $29,999 (September 30, 2018 - $29,999) has been recorded in accounts payable and accrued liabilities.

(b)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. The aggregate principal amount owed of $154,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.115 per share. On October 23, 2017, the Company received proceeds of $82,500, net of issuance costs of $7,500. On December 1, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On December 11, 2017, the due date was extended to December 11, 2018. On December 15, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On February 9, 2018, the Company received proceeds of $56,100, net of issuance costs of $5,100. On November 20, 2018, the Company issued 420,870 common shares for the conversion of $44,000 of note payable and $4,400 of accrued interest.  On December 13, 2018, the Company issued 448,696 common shares for the conversion of $51,600 of note payable.  On December 21, 2018, the Company issued 420,870 common shares for the conversion of $48,400 of notes payable.  As at December 31, 2018, the carrying value of the note payable is $258,600 (September 30, 2018 - $397,825), the unamortized discount on the note is $nil (September 30, 2018 - $4,775), and accrued interest of $24,954 (September 30, 2018 - $28,060) has been recorded in accounts payable and accrued liabilities.

(c)On April 3, 2018, the Company entered into a loan agreement with a non-related party for $85,800, net of an original issue discount of $7,800.  The amount owing is unsecured, bears interest at 12% per annum, is due on January 15, 2019, and is convertible into common shares at $0.15 per share until October 3, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest closing bid price during the fifteen trading days prior to conversion. Upon the due date on January 15, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. During the three months ended December 31, 2018, the Company issued 1,105,708 common shares for the conversion of $85,800 of note payable and $4,680 of accrued interest.  As at December 31, 2018, the carrying value of the note payable is $nil (September 30, 2018 - $82,892), the unamortized discount on the note is $nil (September 30, 2018 - $2,908), and accrued interest of $nil (September 30, 2017 - $5,106) has been recorded in accounts payable and accrued liabilities.

(d)On April 9, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bear interest at 10% per annum, are due on April 8, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. During the period ended December 31, 2018, the Company issued 2,044,753 common shares for the conversion of $150,000 of notes payable and $6,562 of accrued interest.  As at December 31, 2018, the carrying value of the note payable is $nil (September 30, 2018 - $13,524), the unamortized discount on the note is $nil (September 30, 2018 - $136,476), accrued interest of $nil (September 30, 2018 - $7,125) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $170,764).

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

3.Convertible Notes Payable (continued)

(e)On April 20, 2018, the Company entered into a loan agreement with a non-related party for $58,800, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 30, 2019, and is convertible into common shares at $0.15 per share until October 20, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion.  Upon the due date on January 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On October 25, 2018, the Company issued 869,285 common shares for the conversion of $58,800 of note payable and $3,180 of accrued interest. As at December 31, 2018, the carrying value of the note payable is $nil (September 30, 2018 - $56,317), the unamortized discount on the note is $nil (September 30, 2018 - $2,483), and accrued interest of $nil (September 30, 2018 - $3,170) has been recorded in accounts payable and accrued liabilities.

(f)On May 25, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note.  The amounts owing are unsecured, bears interest at 10% per annum, and are due on May 25, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion.  As at December 31, 2018, the carrying value of the note payable is $137,000 (September 30, 2018 - $129,177), the unamortized discount on the note is $13,000 (September 30, 2018 - $20,823), accrued interest of $9,082 (September 30, 2018 - $5,301) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $299,748 (September 30, 2018 - $168,191).

(g)On June 11, 2018, the Company entered into a loan agreement with a non-related party for $60,500 net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 30, 2019, and is convertible into common shares at $0.15 per share until November 11, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion.  Upon the due date on March 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On December 7, 2018, the Company repaid $60,500 of note payable and $3,600 of accrued interest.  As at December 31, 2018, the carrying value of the note payable is $nil (September 30, 2018 - $54,591), the unamortized discount on the note is $nil (September 30, 2018 - $5,909), and accrued interest of $nil (September 30, 2018 - $2,228) has been recorded in accounts payable and accrued liabilities.

(h)On June 18, 2018, the Company entered into a loan agreement with a non-related party for proceeds up to $165,000. On June 26, 2018, the Company received proceeds of $55,000, net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum.  On December 12, 2018, the Company repaid $55,000 of note payable and $2,658 of accrued interest.  As at December 31, 2018, the carrying value of the note payable is $nil (September 30, 2018 - $1,900), the unamortized discount on the note is $nil (September 30, 2018 - $53,100), accrued interest of $nil (September 30, 2018 - $1,567) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $92,012).

(i)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $82,500, net of an original issue discount of $7,500. On July 17, 2018, the Company received the proceeds of the loan. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. As at December 31, 2018, the carrying value of the note payable is $38,088 (September 30, 2018 - $16,550), the unamortized discount on the note is $44,412 (2017 - $65,950), accrued interest of $3,402 (September 30, 2018 - $2,495) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $106,150 (September 30 2018 - $87,288).

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

3.Convertible Notes Payable (continued)

(j)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On July 17, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. As at December 31, 2018, the carrying value of the note payable is $4,741 (September 30, 2018 - $669), the unamortized discount on the note is $22,759 (2017 - $26,831), accrued interest of $1,503 (September 30, 2018 - $835) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $35,395 (September 30, 2018 - $29,335).

(k)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On August 31, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. As at December 31, 2018, the carrying value of the note payable is $1,874 (September 30, 2018 - $306), the unamortized discount on the note is 25,626 (September 30, 2018 - $27,194), accrued interest of $1,001 (September 30, 2018 - $306) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $57,005 (September 30, 2018 - $51,080).

(l)On July 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $58,800. On July 12, 2018, the Company received proceeds of $50,000, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on April 30, 2019, and is convertible into common shares at $0.15 per common share until January 10, 2019 when the conversion price is equal to 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on April 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at December 31, 2018, the carrying value of the note payable is $56,433 (September 30, 2018 - $54,618), the unamortized discount on the note is $2,367 (September 30, 2018 - $4,182), accrued interest of $3,402 (September 30, 2018 - $1,604) has been recorded in accounts payable and accrued liabilities.

(m)On September 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $53,000. On July 12, 2018, the Company received proceeds of $47,200, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on June 30, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 61% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 61% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on June 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at December 31, 2018, the carrying value of the note payable is $2,997 (September 30, 2018 - $353), the unamortized discount on the note is $50,003 (September 30, 2018 - $52,647), accrued interest of $1,961 (September 30, 2018 - $353) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $90,967 (September 30, 2018 - $52,223).

(n)On September 27, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $130,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 27, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 60% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 60% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on September 27, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. As at December 31, 2018, the carrying value of the note payable is $3,607 (September 30, 2018 - $108), the unamortized discount on the note is $126,393 (September 30, 2018 - $129,892), accrued interest of $3,394 (September 30, 2018 - $108) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $245,841 (September 30, 2018 - $150,080).

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

3.Convertible Notes Payable (continued)

(o)On October 16, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $43,000. The amount owing is unsecured, bears interest at 12% per annum, is due on July 30, 2019, and is convertible into common shares at 61% of the lowest trading price of the Company’s common stock in the ten trading days prior to the date of the notice of conversion. As at December 31, 2018, the carrying value of the note payable is $1,971 (September 30, 2018 - $nil), the unamortized discount on the note is $41,029 (September 30, 2018 - $nil), accrued interest of $1,971 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $76,595 (September 30, 2018 - $nil).

(p)On October 22, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 61% of the lower of the lowest trading price or closing price of the Company’s common stock in the twenty trading days prior to the date of the notice of conversion.  If the conversion price is lower than $0.10 per share, an additional discount of 15% is added to the conversion price.  As at December 31, 2018, the carrying value of the note payable is $527 (September 30, 2018 - $nil), the unamortized discount on the note is $26,973 (September 30, 2018 - $nil), accrued interest of $527 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $54,344 (September 30, 2018 - $nil).

(q)On December 6, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $55,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 30, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion.  As at December 31, 2018, the carrying value of the note payable is $458 (September 30, 2018 - $nil), the unamortized discount on the note is $54,113 (September 30, 2018 - $nil), accrued interest of $1,840 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $100,255 (September 30, 2018 - $nil).

(r)On December 6, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $265,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 6, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion.  As at December 31, 2018, the carrying value of the note payable is $1,840 (September 30, 2018 - $nil), the unamortized discount on the note is $263,160 (September 30, 2018 - $nil), accrued interest of $1,546 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $535,368 (September 30, 2018 - $nil).

(s)On December 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $265,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 10, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion.  As at December 31, 2018, the carrying value of the note payable is $1,546 (September 30, 2018 - $nil), the unamortized discount on the note is $263,454 (September 30, 2018 - $nil), accrued interest of $458 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $535,302 (September 30, 2018 - $nil).

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

4.Related Party Transactions

(a)As of December 31, 2018, the Company owes $120,146 (September 30, 2018 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of December 31, 2018, the Company owes $85,500 (September 30, 2018 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of December 31, 2018, the Company owes $368,350 (September 30, 2018 - $280,639) to the Chief Executive Officer of the Company for accrued management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of December 31, 2018, the Company owes $59,091 (September 30, 2018 – $96,592) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.Investment in Joint Venture

On October 8, 2018, the Company entered into a joint venture agreement with CINC Industries Inc. (“CINC”), a Nevada company, for a period of five years whereby the joint venture will propagate the sale of a new process for extraction of lithium salt from salt brine solutions using CINC’s existing and future processing equipment.  As part of the joint venture, each of CINC and the Company holds a 50% interest in the joint venture.  CINC is responsible for completing testing on the pilot project, providing training to the Company for use of its processing equipment, manufacturing up to 20 test units, and support and product development, as well as shared costs on other personnel utilized in the joint venture company.  The Company is responsible for the initial funding for all equipment and associated expenses, the cost of the lease space, and marketing and sales of the joint venture agreement.  The joint venture is committed to acquiring a minimum amount of processing equipment, goods, accessories, and/or materials totaling: (i) $1,000,000 by October 8, 2020; (ii) $3,000,000 by October 8, 2021; (iii) $6,000,000 by October 8, 2022; and (v) $10,000,000 by October 8, 2023.  In the event that the joint venture fails to meet the minimum amounts above, the Company will lose the exclusive right to market, promote and sell the processing equipment provided by CINC.

As part of the joint venture agreement, the Company issued 250,000 common shares to CINC.  Refer to Note 7(b).

6.Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures as disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging.  The fair value of the derivatives was calculated using a multi-nominal lattice model.  The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations.  For the three months ended December 31, 2018, the Company recorded a loss on the change in the fair value of derivative liability of $708,155 (2017 - $nil).  As at December 31, 2018, the Company recorded a derivative liability of $2,136,970 (September 30, 2018 - $800,973).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018

Expected volatility	79-185%	133-156%
Risk free rate	2.63%	2,59%
Expected life (in years)	0.5-1.0	0.5-1.0

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

6.Derivative Liabilities (continued)

A summary of the activity of the derivative liability is shown below:

$

Balance, September 30, 2018	800,973
Derivative additions associated with convertible notes	890,618
Adjustment for conversion	(262,776)
Mark to market adjustment at December 31, 2018	708,155

Balance, December 31, 2018	2,136,970

7.Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On October 8, 2018, the Company issued 2,500,000 common shares with a fair value of $356,250 for services, including 1,000,000 common shares to the Chief Executive Officer of the Company and 1,000,000 shares to a director of the Company.

(b)On October 10, 2018, the Company issued 250,000 common shares with a fair value of $35,250 as part of the joint venture agreement with CINC.

(c)On October 11, 2018, the Company issued 193,986 common shares with a fair value of $22,308 for the conversion of $20,000 of notes payable resulting in a loss on settlement of debt of $2,308.

(d)On October 12, 2018, the Company issued 240,096 common shares with a fair value of $27,611 for the conversion of $20,000 of notes payable resulting in a loss on settlement of debt of $7,611.

(e)On October 15, 2018, the Company issued 216,086 common shares with a fair value of $21,047 for the conversion of $18,000 of notes payable resulting in a loss on settlement of debt of $3,047.

(f)On October 16, 2018, the Company issued 280,505 common shares with a fair value of $40,673 for the conversion of 20,000 of notes payable resulting in a loss on settlement of debt of $20,673.

(g)On October 17, 2018, the Company issued 175,035 common shares with a fair value of $25,800 for the conversion of $7,800 of notes payable and $4,680 of accrued interest resulting in a loss on settlement of debt of $13,320.

(h)On October 19, 2018, the Company issued 550,000 common shares with a fair value of $90,750 for consulting services.

(i)On October 23, 2018, the Company issued 150,000 common shares with a fair value of $42,000 for consulting services.

(j)On October 25, 2018, the Company issued 869,285 common shares with a fair value of $139,086 for the conversion of $58,800 of notes payable and $3,180 of accrued interest resulting in a loss on settlement of debt of $77,106.

(k)On October 26, 2018, the Company issued 414,785 common shares with a fair value of $66,366 for the conversion of $25,000 of notes payable and $1,281 of accrued interest resulting in a loss on settlement of debt of $40,085.

(l)On November 7, 2018, the Company issued 443,478 common shares with a fair value of $51,000 as part of a conversion of notes payable at $0.115 per share.

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

7.Common Shares (continued)

(m)On November 13, 2018, the Company issued 833,895 common shares with a fair value of $179,287 for the conversion of $50,000 of notes payable and accrued interest of $2,836 resulting in a loss on settlement of debt of $126,451.

(n)On November 19, 2018, the Company issued 796,073 common shares with a fair value of $151,254 for the conversion of $75,000 of notes payable and accrued interest of $2,445 resulting in a loss on settlement of debt of $73,809.

(o)On November 21, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of notes payable at $0.115 per share.

(p)On December 18, 2018, the Company issued 448,696 common shares with a fair value of $51,600 for the conversion of notes payable at $0.115 per share.

(q)On December 26, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of notes payable at $0.115 per share.

8.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2018 and December 31, 2018	8,925,334	0.10

Balance, December 31, 2018	8,683,334	0.09

Additional information regarding share purchase warrants as of December 31, 2018, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	1,333,334	0.7
0.01	3,600,000	4.7
0.10	1,000,000	0.5
0.15	750,000	1.5
0.50	242,000	2.7
0.10	2,000,000	1.6

	8,925,334	4.1

OROPLATA RESOURCES, INC.

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2018

(unaudited)

9.Subsequent Events

(a)On January 3, 2019, the Company issued a convertible note payable for $54,000.  Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 3, 2020.  The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion.

(b)On January 4, 2019, the Company issued a convertible note payable for $55,000.  Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on October 30, 2019.  The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion.

(c)On January 8, 2019, the Company issued 708,006 common shares upon the conversion of $75,000 of convertible notes payable and $4,438 of accrued interest.

(d)On January 9, 2019, the Company issued a convertible note payable for $220,000.  Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020.  The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion.

(e)On January 9, 2019, the Company issued a convertible note payable for $220,000.  Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020.  The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion.

(f)On January 11, 2019, the Company issued 12,700,000 common shares for services, including 2,000,000 common shares the Chief Executive Officer of the Company, and 4,000,000 common shares to directors of the Company.

(g)On January 11, 2019, the Company issued 180,181 common shares upon the conversion of $15,000 of convertible notes payable.

(h)On January 14, 2019, the Company issued 180,180 common shares upon the conversion of $15,000 of convertible notes payable.

(i)On January 25, 2019, the Company issued a convertible note payable for $110,000.  Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on October 25, 2019.  The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion.

(j)On January 25, 2019, the Company issued a convertible note payable for $82,000.  Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on October 25, 2019.  The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion.

(k)On January 25, 2019, the Company acquired 113 acres of land in the county of Nye, Nevada for 100,000 common shares of the Company and $220,000, of which $170,000 is a loan from the seller which is secured against the property, bears interest at 6% per annum and is due by monthly payments of $3,992 commencing February 2019 to January 2023.

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

The Company is currently a pre-revenue organization and we do not anticipate earning revenues until such time as we have undertaken sufficient exploration work to identify Lithium and or other battery metals reserves. Exploration work will take several years and there is no certainty we will ever reach a production stage. Our Company is considered to be in the exploration stage due to not having done exploration work which would result in a development decision. On January 25, 2019, we completed the purchase of 113 acres in Railroad Valley, NV to be used for possible future exploration. Other than mineral rights in the Nye County properties located in Nevada, United States, the only real property owned by the Company is the Railroad Valley property recently acquired.

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

Results of Operations

Revenues

During the three months ended December 31, 2018 and 2017, the Company has not realized any revenues.

Expenses

Three Months Ended December 31, 2018

During the three months ended December 31, 2018, the Company incurred $1,162,216 of operating expenses compared to $2,493,828 of operating expenses during the three months ended December 31, 2017. The decrease in operating expenses is due to a decrease in stock-based compensation as the Company issued 3,300,000 shares with a fair value of $504,750 for compensation compared to 19,000,000 shares with a fair value of $1,900,000 during the three months ended December 31, 2017.  The decrease is offset by a general increase in operating expenses due to an increase in operating activity as the Company has initiated more work to marketing and promotion as well as day-to-day costs with respect to its lithium properties and the proposed joint venture agreement with CINC Industries that was signed during the current period.

In addition to operating expenses, the Company incurred interest and accretion expense of $277,690, loss on settlement of debt of $421,745 relating to conversion of convertible notes during the period, and a loss of $708,155 relating to the change in fair value of the derivative liability during the period.  During the three months ended December 31, 2017, the Company incurred interest and accretion expense of $24,149.

Net Loss

During the three months ended December 31, 2018, the Company incurred a net loss of $2,569,806 or $0.03 loss per share compared to a net loss of $2,517,977 or $0.04 loss per share during the three months ended December 31, 2017.

Liquidity and Capital Resources

At December 31, 2018, the Company had cash of $52,717 and total assets of $168,967 compared to cash of $122,769 and total assets of $308,769 as at September 30, 2018. The decrease in cash was due to the use of proceeds received from issuance of convertible notes to finance operating activity including the repayment of $180,000 of notes payable during the period.  In addition to the decrease in cash, there was a decrease in prepaid expense of $105,000 due to the services rendered for the prepayment of consulting and management fees from the issuance of common shares in previous periods.  The decrease was offset by an increase of $35,250 for the common shares issued as part of the joint venture agreement with CINC Industries in October 2018.

The Company had total current liabilities of $3,774,203 at December 31, 2018 compared to $1,327,646 at September 30, 2018. The increase in liabilities is due to an increase in derivative liabilities of $1,335,997 for the fair value of the conversion feature on convertible debentures and is due to an increase in the number of convertible notes issued compared to September 30, 2018, and an increase in amounts due to related parties of $50,210 for unpaid management and consulting fees to officers and directors of the Company.  The increase was offset by a decrease in accounts payable and accrued liabilities of $15,315 and a decrease in the carrying value of notes payable of $337,970 as the Company entered into four new convertible notes during the period which carries large discounts due to the fair value of the conversion feature at the inception of the notes.  As at December 31, 2018, the Company has $1,442,971 of face value of convertible notes compared to $1,380,822 of face value of convertible notes as at September 30, 2018.

As at December 31, 2018, the Company had a working capital deficit of $3,640,486 compared to a working capital deficit of $1,018,877 at September 30, 2018. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, through the issuance of convertible debentures and did not earn any cash flow from operating activities.

During the three months ended December 31, 2018, the Company issued 3,300,000 common shares for services with a fair value of $504,750, issued 5,653,660 common shares to convert outstanding notes payable and accrued interest of $430,550, and issued 250,000 common shares with a fair value of $35,250 for compensation as part of the joint venture agreement with CINC Industries.

As at December 31, 2018 and 2017, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the three months ended December 31, 2018, the Company used $518,802 of cash for operating activities as compared to $141,932 during the three months ended December 31, 2017.  The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities which allowed them to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the three months ended December 31, 2018 and 2017, the Company did not have any investing activities.

Cash from Financing Activities

During the three months ended December 31, 2018, the Company received $628,750 of funding from the issuance of convertible notes payable offset by repayment of notes payable of $180,000 compared to proceeds received of $175,000 from convertible notes during the three months ended December 31, 2017.

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

As of December 31, 2018, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of December 31, 2018.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 8, 2018, the Company issued 2,500,000 common shares with a fair value of $356,250 for services, including 1,000,000 common shares to the Chief Executive Officer of the Company and 1,000,000 shares to a director of the Company.

On October 10, 2018, the Company issued 250,000 common shares with a fair value of $35,250 as part of the joint venture agreement with CINC.

On October 11, 2018, the Company issued 193,986 common shares with a fair value of $22,308 for the conversion of $20,000 of convertible notes.

On October 12, 2018, the Company issued 240,096 common shares with a fair value of $27,611 for the conversion of $20,000 of convertible notes.

On October 15, 2018, the Company issued 216,086 common shares with a fair value of $21,047 for the conversion of $18,000 of convertible notes.

On October 16, 2018, the Company issued 280,505 common shares with a fair value of $40,673 for the conversion of 20,000 of convertible notes.

On October 16, 2018, the Company issued a 12% Convertible Promissory Note principal amount $43,000 with a purchase price of $43,000 to Power Up Lending Group Ltd. The note is due July 30, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days after the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock.  The conversion price is equal to 61% of the lowest trading price or closing price of the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On October 17, 2018, the Company issued 175,035 common shares with a fair value of $25,800 for the conversion of $7,800 of convertible notes and $4,680 of accrued interest.

On October 19, 2018, the Company issued 550,000 common shares with a fair value of $90,750 for consulting services.

On October 23, 2018, the Company issued 150,000 common shares with a fair value of $42,000 for consulting services.

On October 25, 2018, the Company issued 869,285 common shares with a fair value of $139,086 for the conversion of $58,800 of convertible notes and $3,180 of accrued interest.

On October 26, 2018, the Company issued 414,785 common shares with a fair value of $66,366 for the conversion of $25,000 of convertible notes and $1,281 of accrued interest.

On November 7, 2018, the Company issued 443,478 common shares with a fair value of $51,000 as part of a conversion of convertible notes at $0.115 per share.

On November 13, 2018, the Company issued 833,895 common shares with a fair value of $179,287 for the conversion of $50,000 of convertible notes and accrued interest of $2,836.

On November 19, 2018, the Company issued 796,073 common shares with a fair value of $151,254 for the conversion of $75,000 of convertible notes and accrued interest of $2,445.

On November 21, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of convertible notes at $0.115 per share.

On December 6, 2018, the Company issued a 12% Convertible Promissory Note principal amount $55,000 with a purchase price of $55,000 to Power Up Lending Group Ltd. The note is due September 30, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days after the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock.  The conversion price is equal to 61% of the lowest trading price or closing price of the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On December 6, 2018, the Company issued a 10% Convertible Promissory Note principal amount $265,000 with a purchase price of $253,000 to GS Capital Partners, LLC. The note is due December 6, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock.  The conversion price is equal to 68% of the lowest VWAP Company’s common stock during the 20 (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On December 10, 2018, the Company issued a 10% Convertible Promissory Note principal amount $265,000 with a purchase price of $253,000 to Eagle Equities, LLC. The note is due December 10, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the date of the note and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock.  The conversion price is equal to 68% of the lowest VWAP Company’s common stock during the 20 (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On December 18, 2018, the Company issued 448,696 common shares with a fair value of $51,600 for the conversion of convertible notes at $0.115 per share.

On December 26, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of convertible notes at $0.115 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

On January 25, 2019, the Company acquired 113 acres of undeveloped real property in Railroad Valley, NV to be used for possible future exploration. The purchase price was $220,000.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

			Incorporated	By	Reference
Exhibit	Description	Filed Herein	Date	Form	Exhibit
10.1	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Power Up Lending Group Ltd. dated October 16, 2018.	x
10.2	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Power Up Lending Group Ltd. dated October 16, 2018.	x
10.3	Securities Purchase Agreement by and between Oroplata Resources, Inc. and GS Capital Partners, LLC dated December 6, 2018.	x
10.4	Convertible Promissory Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated December 6, 2018.	x
10.5	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Power Up Lending Group Ltd. dated December 6, 2018	x
10.6	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Power Up Lending Group Ltd. dated December 6, 2018.	x
10.7	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Eagle Equities, LLC dated December 10, 2018.	x
10.8	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Eagle Equities, LLC dated December 10, 2018.	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OROPLATA RESOURCES, INC. (Registrant)

Date: February 14, 2019	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer