Form 10-Q
period 2019-03-31
AMERICAN BATTERY METALS CORP
filed 2019-05-21
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2019

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

AMERICAN BATTERY METALS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 Tahoe Blvd. Suite 802-16, Incline Village, NV 89451

(Address of principal executive offices)

(775) 434-4744

(Registrant's telephone number)

OROPLATA RESOURCES, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer		[ ]	Accelerated filer
[ ]	Non-accelerated filer		[X]	Smaller reporting company
(Do not check if a small reporting company)
[X]	Emerging growth company	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 13, 2019 were 114,813,022.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheet of American Battery Metals Corporation at March 31, 2019 (with comparative figures as at September 30, 2018), the consolidated statements of operations for the three and six months ended March 31, 2019 and 2018, the consolidated statement of stockholder’s deficit at March 31, 2019 (with comparative figures at September 30, 2018) and the consolidated statements of cash flows for the six months ended March 31, 2019 and 2018 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ended September 30, 2019.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Condensed Consolidated Financial Statements For the Period Ended March 31, 2019 (unaudited) and September 30, 2018

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 30, 2019 $	September 30, 2018 $
ASSETS
Current assets
Cash	347,549	122,769
Prepaid expenses	70,295	186,000

Total current assets	417,844	308,769
Investment in joint venture	35,250	-

Total assets	453,094	308,769

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	557,321	509,779
Due to related parties	695,971	582,877
Derivative liability	2,708,198	800,973
Convertible notes payable, net of unamortized discount of $1,995,935 and $533,170, respectively	279,265	847,652

Total current liabilities	4,240,755	2,741,281

STOCKHOLDERS’ DEFICIT
Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 114,328,092 and 93,331,449 common shares, respectively	114,328	93,331
Additional paid-in capital	42,496,356	34,739,491
Deficit	(46,398,345)	(37,265,334)

Total stockholders’ deficit	(3,787,661)	(2,432,512)

Total liabilities and stockholders’ equity (deficit)	453,094	308,769

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31, 2019 $	For the three months ended March 31, 2018 $	For the six months ended March 31, 2019 $	For the six months ended March 31, 2018 $

Revenues	-	-	-	-
Expenses
Exploration costs	5,460	6,452	25,080	9,582
General and administrative	6,450,636	790,872	7,593,232	3,281,570

Net loss before other expenses	(6,456,096)	(797,324)	(7,618,312)	(3,291,152)

Other expense
Change in fair value of derivative liability	(235,853)	-	(944,008)	-
Interest expense	(439,474)	(31,784)	(717,164)	(55,933)
Gain (loss) on settlement of debt	568,218	-	146,473	-

Total other expense	(107,109)	(31,784)	(1,514,699)	(55,933)

Net loss	(6,563,205)	(829,108)	(9,133,011)	(3,347,085)
Net loss per share, basic and diluted	(0.06)	(0.01)	(0.09)	(0.05)
Weighted average shares outstanding	114,162,697	84,788,426	106,790,885	71,738,486

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Condensed Consolidated Statement of Stockholder’s Deficit

(unaudited)

	Common Shares
	Number	Amount $	Additional Paid-In Capital $	Deficit $	Total $

Balance, September 30, 2017	58,500,000	58,500	29,892,737	(31,217,242)	(1,266,005)
Shares issued for services	25,890,000	25,890	2,551,360	-	2,577,250
Shares issued for director’s fees	3,600,000	3,600	356,400	-	360,000
Shares issued for convertible notes	1,157,392	1,157	131,893	-	133,050
Beneficial conversion feature			4,545	-	4,545
Fair value of share purchase warrants			101,310	-	101,310

Net loss for the period	-	-	-	(3,347,085)	(3,347,085)

Balance, March 31, 2018	89,147,392	89,147	33,038,245	(34,564,327)	(1,436,935)

Balance, September 30, 2018	93,331,449	93,331	34,739,491	(37,265,334)	(2,432,512)
Shares issued for services	22,750,000	22,750	6,305,610	-	6,328,360
Shares issued for joint venture	250,000	250	35,000	-	35,250
Cancellation of shares	(10,000,000)	(10,000)	10,000	-	-
Shares issued pursuant to note conversion	7,996,643	7,997	1,406,255	-	1,414,252

Net loss for the period	-	-	-	(9,133,011)	(9,133,011)

Balance, March 31, 2019	114,328,092	114,328	42,496,356	(46,398,345)	(3,787,661)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six Months ended March 31, 2019 $	For the six Months ended March 31, 2018 $

Operating Activities
Net loss	(9,133,011)	(3,347,085)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	645,235	16,425
Change in fair value of derivative liabilities	944,008	-
Discount on convertible notes payable	67,754	-
Fair value of share purchase warrants issued	-	101,310
Gain on forgiveness of debt	(146,473)	-
Shares issued for services	6,328,360	2,937,250

Changes in operating assets and liabilities:
Prepaid expenses	115,705	(262,500)
Accounts payable and accrued liabilities	98,844	14,667
Due to related parties	113,094	310,203

Net Cash Used in Operating Activities	(966,484)	(229,730)

Financing Activities
Proceeds from issuance of convertible notes payable	1,944,000	226,000
Proceeds from related party	-	500
Repayment of convertible debentures	(752,736)	-

Net Cash Provided by Financing Activities	1,191,264	226,500

Change in Cash	224,780	(3,230)
Cash – Beginning of Period	122,769	9,141

Cash – End of Period	347,549	5,911

Non-cash investing and financing activities:
Original issuance discount on convertible debenture	99,750	4,545
Issuance of common shares for conversion of convertible notes payable	1,414,252	133,050
Derivative additions associated with convertible notes	1,939,539
Fair value of common shares within prepaid expenses	-	315,000

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

1.Organization and Nature of Operations

The accompanying unaudited consolidated financial statements of American Battery Metals Corporation (formerly Oroplata Resources, Inc.) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2018, included in our Annual Report on Form 10-K for the year ended September 30, 2018.

The Company was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On July 26, 2016, the Company incorporated Lithortech Resources Inc., a Nevada company, as a wholly-owned subsidiary. The Company currently holds mineral rights in the Dominican Republic and in the Western Nevada Basin of Nye County in the state of Nevada. In October 2018, the Company entered into a joint venture arrangement with CINC Industries. Refer to Note 5.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2019, the Company has not earned revenue, has a working capital deficit of $3,822,911, and an accumulated deficit of $46,398,345. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

3. Convertible Notes Payable

(a)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share. On December 11, 2017, the due date for all tranches was extended to December 11, 2018. On May 23, 2018, the Company issued 817,391common shares for the conversion of $94,000 of note payable and $nil of interest payable. On November 6, 2018, the Company issued 443,478 common shares for the conversion of $38,822 of note payable. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $38,822), and accrued interest of $29,999 (September 30, 2018 - $29,999) has been recorded in accounts payable and accrued liabilities.

(b)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. The aggregate principal amount owed of $154,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.115 per share. On October 23, 2017, the Company received proceeds of $82,500, net of issuance costs of $7,500. On December 1, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On December 11, 2017, the due date was extended to December 11, 2018. On December 15, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On February 9, 2018, the Company received proceeds of $56,100, net of issuance costs of $5,100. On November 20, 2018, the Company issued 420,870 common shares for the conversion of $44,000 of note payable and $4,400 of accrued interest. On December 13, 2018, the Company issued 448,696 common shares for the conversion of $51,600 of note payable. On December 21, 2018, the Company issued 420,870 common shares for the conversion of $48,400 of notes payable. On February 7, 2019, the Company issued 434,783 common shares for the conversion of $39,000 of notes payable. As at March 31, 2019, the carrying value of the note payable is $219,600 (September 30, 2018 - $397,825), the unamortized discount on the note is $nil (September 30, 2018 - $4,775), and accrued interest of $19,743 (September 30, 2018 - $28,060) has been recorded in accounts payable and accrued liabilities.

(c)On April 3, 2018, the Company entered into a loan agreement with a non-related party for $85,800, net of an original issue discount of $7,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 15, 2019, and is convertible into common shares at $0.15 per share until October 3, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest closing bid price during the fifteen trading days prior to conversion. Upon the due date on January 15, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. During the six months ended March 31, 2019, the Company issued 1,105,708 common shares for the conversion of $85,800 of note payable and $4,680 of accrued interest. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $82,892), the unamortized discount on the note is $nil (September 30, 2018 - $2,908), and accrued interest of $nil (September 30, 2017 - $5,106) has been recorded in accounts payable and accrued liabilities.

(d)On April 9, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bear interest at 10% per annum, are due on April 8, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. During the six months ended March 31, 2019, the Company issued 2,044,753 common shares for the conversion of $150,000 of notes payable and $6,562 of accrued interest. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $13,524), the unamortized discount on the note is $nil (September 30, 2018 - $136,476), accrued interest of $nil (September 30, 2018 - $7,125) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $170,764).

(e)On April 20, 2018, the Company entered into a loan agreement with a non-related party for $58,800, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 30, 2019, and is convertible into common shares at $0.15 per share until October 20, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on January 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On October 25, 2018, the Company issued 869,285 common shares for the conversion of $58,800 of note payable and $3,180 of accrued interest. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $56,317), the unamortized discount on the note is $nil (September 30, 2018 - $2,483), and accrued interest of $nil (September 30, 2018 - $3,170) has been recorded in accounts payable and accrued liabilities.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

3. Convertible Notes Payable (Continued)

(f)On May 25, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bears interest at 10% per annum, and are due on May 25, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. On January 8, 2019, the Company issued 708,006 common shares for the conversion of $75,000 of note payable and $4,438 of accrued interest. On February 22, 2019, the Company issued 629,833 common shares for the conversion of $75,000 of note payable and $4,438 of accrued interest. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $129,177), the unamortized discount on the note is $nil (September 30, 2018 - $20,823), accrued interest of $nil (September 30, 2018 - $5,301) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $168,191).

(g)On June 11, 2018, the Company entered into a loan agreement with a non-related party for $60,500 net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 30, 2019, and is convertible into common shares at $0.15 per share until November 11, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on March 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On December 7, 2018, the Company repaid $60,500 of note payable and $3,600 of accrued interest, resulting in a loss of $28,701. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $54,591), the unamortized discount on the note is $nil (September 30, 2018 - $5,909), and accrued interest of $nil (September 30, 2018 - $2,228) has been recorded in accounts payable and accrued liabilities.

(h)On June 18, 2018, the Company entered into a loan agreement with a non-related party for proceeds up to $165,000. On June 26, 2018, the Company received proceeds of $55,000, net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. On December 12, 2018, the Company repaid $55,000 of note payable and $2,658 of accrued interest, resulting in a loss of $28,633. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $1,900), the unamortized discount on the note is $nil (September 30, 2018 - $53,100), accrued interest of $nil (September 30, 2018 - $1,567) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $92,012).

(i)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $82,500, net of an original issue discount of $7,500. On July 17, 2018, the Company received the proceeds of the loan. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On January 9, 2019, the Company repaid $67,500 of notes payable and $4,699 of accrued interest, resulting in a gain on settlement of debt of $188,146. On January 14, 2019, the Company issued 180,180 common shares for the conversion of $15,000 of notes payable. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $16,550), the unamortized discount on the note is $nil (September 30, 2018 - $65,950), accrued interest of $nil (September 30, 2018 - $2,495) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30 2018 - $87,288).

(j)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On July 17, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On January 9, 2019, the Company repaid $12,500 of notes payable and $1,575 of accrued interest, resulting in a gain on settlement of debt of $30,781. On January 11, 2019, the Company issued 180,181 common shares for the conversion of $15,000 of notes payable. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $669), the unamortized discount on the note is $nil (September 30, 2018 - $26,831), accrued interest of $nil (September 30, 2018 - $835) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $29,335).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

3. Convertible Notes Payable (Continued)

(k)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On August 31, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. On March 19, 2019, the Company issued 110,000 common shares for conversion of $9,400 of notes payable. As at March 31, 2019, the carrying value of the note payable is $12,295 (September 30, 2018 - $306), the unamortized discount on the note is $5,806 (September 30, 2018 - $27,194), accrued interest of $1,688 (September 30, 2018 - $306) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $22,363 (September 30, 2018 - $51,080).

(l)On July 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $58,800. On July 12, 2018, the Company received proceeds of $50,000, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on April 30, 2019, and is convertible into common shares at $0.15 per common share until January 10, 2019 when the conversion price is equal to 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on April 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On January 4, 2019, the Company repaid $58,800 of notes payable and $3,499 of accrued interest, resulting in a loss of $27,408. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $54,618), the unamortized discount on the note is $nil (September 30, 2018 - $4,182), accrued interest of $nil (September 30, 2018 - $1,604) has been recorded in accounts payable and accrued liabilities.

(m)On September 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $53,000. On July 12, 2018, the Company received proceeds of $47,200, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on June 30, 2019, and is convertible into common shares at the lesser of  $0.15 per common share, (ii) 61% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 61% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on June 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On February 19, 2019, the Company repaid $53,000 of notes payable and $2,809 of accrued interest, resulting in a gain on settlement of debt of $71,227. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $353), the unamortized discount on the note is $nil (September 30, 2018 - $52,647), accrued interest of $nil (September 30, 2018 - $353) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $52,223).

(n)On September 27, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $130,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 27, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 60% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 60% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on September 27, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On March 21, 2019, the Company repaid $130,000 of notes payable and $6,283 of accrued interest, resulting in a gain on settlement of debt of $191,398. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $108), the unamortized discount on the note is $nil (September 30, 2018 - $129,892), accrued interest of $nil (September 30, 2018 - $108) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $150,080).

(o)On October 16, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $43,000. The amount owing is unsecured, bears interest at 22% per annum, is due on July 30, 2019, and is convertible into common shares at 61% of the lowest trading price of the Company’s common stock in the ten trading days prior to the date of the notice of conversion. On March 26, 2019, the Company repaid $43,000 of notes payable and $4,204 of accrued interest, resulting in a gain on settlement of debt of $60,453. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

3. Convertible Notes Payable (Continued)

(p)On October 22, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 61% of the lower of the lowest trading price or closing price of the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. If the conversion price is lower than $0.10 per share, an additional discount of 15% is added to the conversion price. On March 26, 2019, the Company repaid $27,500 of the notes payable and $1,184 of accrued interest, resulting in a gain on settlement of debt of $39,106. As at March 31, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(q)On December 6, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $55,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 30, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. As at March 31, 2019, the carrying value of the note payable is $3,349 (September 30, 2018 - $nil), the unamortized discount on the note is $51,651 (September 30, 2018 - $nil), accrued interest of $2,108 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $70,987 (September 30, 2018 - $nil).

(r)On December 6, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $265,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 6, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. As at March 31, 2019, the carrying value of the note payable is $10,877 (September 30, 2018 - $nil), the unamortized discount on the note is $254,123 (September 30, 2018 - $nil), accrued interest of $8,170 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $337,652 (September 30, 2018 - $nil).

(s)On December 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $265,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 10, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. As at March 31, 2019, the carrying value of the note payable is $11,650 (September 30, 2018 - $nil), the unamortized discount on the note is $253,350 (September 30, 2018 - $nil), accrued interest of $8,465 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $337,657 (September 30, 2018 - $nil).

(t)On January 2, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on June 18, 2019. The note is also convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $1,360 (September 30, 2018 - $nil), the unamortized discount on the note is $53,640 (September 30, 2018 - $nil), accrued interest of $1,360 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $63,694 (September 30, 2018 - $nil).

(u)On January 3, 2019, the Company issued a convertible note payable for $54,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 3, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $1,320 (September 30, 2018 - $nil), the unamortized discount on the note is $52,680 (September 30, 2018 - $nil), accrued interest of $1,320 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $73,115 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

3. Convertible Notes Payable (Continued)

(v)On January 4, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on October 30, 2019. The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $1,595 (September 30, 2018 - $nil), the unamortized discount on the note is $53,405 (September 30, 2018 - $nil), accrued interest of $1,595 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $71,310 (September 30, 2018 - $nil).

(w)On January 9, 2019, the Company issued a convertible note payable for $220,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $5,011 (September 30, 2018 - $nil), the unamortized discount on the note is $214,989 (September 30, 2018 - $nil), accrued interest of $5,011 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $298,162 (September 30, 2018 - $nil).

(x)On January 9, 2019, the Company issued a convertible note payable for $220,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $5,011 (September 30, 2018 - $nil), the unamortized discount on the note is $214,989 (September 30, 2018 - $nil), accrued interest of $5,011 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $298,162 (September 30, 2018 - $nil).

(y)On January 11, 2019, the Company issued a convertible note payable for $82,500. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on October 11, 2019. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $1,833 (September 30, 2018 - $nil), the unamortized discount on the note is $80,667 (September 30, 2018 - $nil), accrued interest of $1,833 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $103,239 (September 30, 2018 - $nil).

(z)On January 11, 2019, the Company issued a convertible note payable for $110,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on October 11, 2019. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $2,444 (September 30, 2018 - $nil), the unamortized discount on the note is $107,556 (September 30, 2018 - $nil), accrued interest of $2,444 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $137,652 (September 30, 2018 - $nil).

(aa)On February 19, 2019, the Company issued a convertible note payable for $63,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on December 15, 2019. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $882 (September 30, 2018 - $nil), the unamortized discount on the note is $62,118 (September 30, 2018 - $nil), accrued interest of $882 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $81,256 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

3. Convertible Notes Payable (Continued)

(bb)On March 18, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on March 18, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $975 (September 30, 2018 - $nil), the unamortized discount on the note is $269,025 (September 30, 2018 - $nil), accrued interest of $975 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $371,648 (September 30, 2018 - $nil).

(cc)On March 18, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on March 18, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $975 (September 30, 2018 - $nil), the unamortized discount on the note is $269,025 (September 30, 2018 - $nil), accrued interest of $975 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $371,648 (September 30, 2018 - $nil).

(dd)On March 26, 2019, the Company issued a convertible note payable for $53,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on February 15, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at March 31, 2019, the carrying value of the note payable is $88 (September 30, 2018 - $nil), the unamortized discount on the note is $52,912 (September 30, 2018 - $nil), accrued interest of $88 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $69,653 (September 30, 2018 - $nil).

4. Related Party Transactions

(a)As of March 31, 2019, the Company owes $120,146 (September 30, 2018 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of March 31, 2019, the Company owes $85,500 (September 30, 2018 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of March 31, 2019, the Company owes $438,696 (September 30, 2018 - $280,639) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of March 31, 2019, the Company owes $51,629 (September 30, 2018 – $96,592) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

5. Investment in Joint Venture

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

6. Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures as disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the six months ended March 31, 2019, the Company recorded a loss on the change in the fair value of derivative liability of $944,008 (2018 - $0). As at March 31, 2019, the Company recorded a derivative liability of $2,708,198 (September 30, 2018 - $800,973).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018

Expected volatility	78-169%	133-156%
Risk free rate	2.40%	2.59%
Expected life (in years)	0.2-1.0	0.5-1.0

A summary of the activity of the derivative liability is shown below:

$

Balance, September 30, 2018	800,973
Derivative additions associated with convertible notes	1,939,539
Adjustment for conversion	(976,322)
Mark to market adjustment at March 31, 2019	944,008

Balance, March 31, 2019	2,708,198

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

7. Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On October 8, 2018, the Company issued 2,500,000 common shares with a fair value of $357,500 for services, including 1,000,000 common shares to the Chief Executive Officer of the Company and 1,000,000 shares to a director of the Company.

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

(g)On October 16, 2018, the Company issued 100,000 common shares with a fair value of $14,500 for consulting services.

(h)On October 17, 2018, the Company issued 175,035 common shares with a fair value of $25,800 for the conversion of $7,800 of notes payable and $4,680 of accrued interest resulting in a loss on settlement of debt of $13,320.

(i)On October 19, 2018, the Company issued 550,000 common shares with a fair value of $90,750 for consulting services.

(j)On October 23, 2018, the Company issued 150,000 common shares with a fair value of $42,000 for consulting services.

(k)On October 25, 2018, the Company issued 869,285 common shares with a fair value of $139,086 for the conversion of $58,800 of notes payable and $3,180 of accrued interest resulting in a loss on settlement of debt of $77,106.

(l)On October 26, 2018, the Company issued 414,785 common shares with a fair value of $66,366 for the conversion of $25,000 of notes payable and $1,281 of accrued interest resulting in a loss on settlement of debt of $40,085.

(m)On November 7, 2018, the Company issued 443,478 common shares with a fair value of $51,000 as part of a conversion of notes payable at $0.115 per share.

(n)On November 13, 2018, the Company issued 833,895 common shares with a fair value of $179,287 for the conversion of $50,000 of notes payable and accrued interest of $2,836 resulting in a loss on settlement of debt of $126,451.

(o)On November 19, 2018, the Company issued 796,073 common shares with a fair value of $151,254 for the conversion of $75,000 of notes payable and accrued interest of $2,445 resulting in a loss on settlement of debt of $73,809.

(p)On November 21, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of notes payable at $0.115 per share.

(q)On December 18, 2018, the Company issued 448,696 common shares with a fair value of $51,600 for the conversion of notes payable at $0.115 per share.

(r)On December 26, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of notes payable at $0.115 per share.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

7. Common Shares (Continued)

(s)On January 8, 2019, the Company issued 708,006 common shares with a fair value of $207,446 upon the conversion of $75,000 of convertible notes payable $4,438 of accrued interest, and derivative liability of $138,845 resulting in a gain on settlement of debt of $10,837.

(t)On January 11, 2019, the Company issued 12,700,000 common shares with a fair value of $4,362,320 for services, including 2,000,000 common shares with a fair value of $703,600 to the Chief Executive Officer of the Company, and 4,000,000 common shares with a fair value of $1,407,200 to directors of the Company.

(u)On January 11, 2019, the Company issued 300,000 common shares with a fair value of $105,540 for consulting services.

(v)On January 11, 2019, the Company issued 180,181 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable, resulting in a gain on settlement of debt of $159.

(w)On January 14, 2019, the Company issued 180,180 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable and derivative liability of $47,316, resulting in a gain on settlement of debt of $82.

(x)On February 7, 2019, the Company issued 434,783 common shares with a fair value of $50,000 for the conversion of $39,000 of notes payable and $11,000 of accrued interest at $0.115 per share.

(y)On February 22, 2019, the Company issued 629,833 common shares with a fair value of $135,414 upon the conversion of $75,000 of convertible notes payable, $4,438 of accrued interest, and $59,352 of derivative liability resulting in a gain on settlement of debt of $3,376.

(z)On February 27, 2019, the Company cancelled 10,000,000 common shares that were previously issued for consulting services.

(aa)On February 27, 2019, the Company issued 6,100,000 common shares with a fair value of $1,220,000 for consulting services, including 1,000,000 common shares with a fair value of $200,000 to a director of the Company.

(bb)On February 28, 2019, the Company issued 750,000 common shares with a fair value of $151,500 for consulting services.

(cc)On March 19, 2019, the Company issued 110,000 common shares with a fair value of $24,090 for the conversion of $9,400 of convertible notes payable and derivative liability of $14,750, resulting in a gain on settlement of debt of $60.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2019

(unaudited)

8.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2018	8,925,334	0.10
Issued	-	-
Expired	-	-

Balance, March 31, 2019	8,925,334	0.10

Additional information regarding share purchase warrants as of March 31, 2019, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	1,333,334	0.7
0.01	3,600,000	4.7
0.10	1,000,000	0.5
0.15	750,000	1.5
0.50	242,000	2.4
0.10	2,000,000	1.6

	8,925,334	4.1

9.Subsequent Events

(a)On April 23, 2019, the Company issued 300,000 common shares at $0.25 per share as consideration for consulting services.

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

Background

American Battery Metals Corporation (the “Company” or “we”) is a start-up, lithium exploration mining company whose purpose is to explore mineral properties which, hopefully, will contain lithium and other economic minerals. We were incorporated as Oroplata Resources, Inc. under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 930 Tahoe Blvd., Suite 802-16, Incline Village, NV 89451.

Currently, the Board of Directors (consisting of Mr. Douglas Cole, Mr. Douglas MacLellan and Mr. William Hunter) are significantly involved in guiding the Company though a significant management reorganization, and to reorient the Company’s goals and objectives to solely focus on the exploration and development of lithium deposits in the State of Nevada and related projects, primarily through new capital commitments which Mr. Cole is actively seeking.

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). LithiumOre currently has mining claims on 5,200 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2017, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts and determined that 260 claims of the WNB Claim were appropriate for the Company’s planned exploration, which began in Spring 2019. With many features similar to Clayton Valley and with no exploration work targeting lithium to date, Railroad Valley represents a new and untested target for lithium brine. The Railroad Valley brine exploration can build on both the dense existing oil field data and the experiences at Clayton Valley and other Li-brine basins to target potential brine aquifers.

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

On April 29, 2019, the Company changed its name from Oroplata Resources, Inc. to American Battery Metals Corporation which the Company believes better reflects the nature of the Company’s current and anticipated operations. In conjunction with the name change, the Company’s symbol was changed to “ABML”. Please see the Company’s new website at www.batterymetals.com.

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

Employees

The company has two employees, one of whom is our one officer, Mr. Cole, and the other is our Lead Chemist. Our officer is involved full time in the operation of the Company’s business.

Investigation of Prior Agreements.

At the request of the Board of Directors, the Company is reviewing all prior agreements and stock issuances of the Company entered into by the previous management of the Company to ensure their validity.

RESULTS OF OPERATIONS

The Company has not realized any revenue from its exploration activities on the Nye County properties and may not realize any revenue for many years if at all. Although the Company is optimistic about the properties’ potential, the Company may not be able to obtain the substantial investment needed to fund the Company so that production can be achieved. Not until commercial production is realized will the Company have any chance of recognizing any form of revenue.

Results of Operations

Revenues

During the three and six months ended March 31, 2019 and 2018, the Company has not realized any revenues.

Expenses

Three Months Ended March 31, 2019

During the three months ended March 31, 2019, the Company incurred $6,456,096 of operating expenses compared to $790,872 of operating expenses during the three months ended March 31, 2018. The increase in operating expenses is due to the issuance of 19,550,000 common shares for services with a fair value of $5,839,360 which included 7,000,000 common shares with a fair value of $2,310,800 to officers and directors of the Company. The Company also incurred $174,652 of payroll costs and fees during the period as the Company had more payroll staff and operations in Lithortech, a wholly-owned subsidiary of the Company. During the three months ended March 31, 2018, the Company issued 1,440,000 common shares for professional fees with a fair value of $144,000, issued 6,000,000 common shares with a fair value of $600,000, of which $285,000 was expensed during the period, and issued 2,000,000 common shares to officers and directors of the Company with a fair value of $190,000.

In addition to operating expenses, the Company incurred interest and accretion expense of $439,474, and a loss of $235,853 relating to the change in fair value of the derivative liability during the period. This was offset by a gain on settlement of debt of $568,218 relating mostly to the conversion and settlement of convertible debentures by either issuance of common shares or the payment of cash. During the three months ended March 31, 2018, the Company incurred accretion and interest expense of $31,784. The increase during the period is due to the fact that the Company has entered into more convertible debentures since March 31, 2018 which has resulted in an increased amount of accretion expense due to the fact that the conversion terms on the debentures are favorable to the note holder.

Six Months Ended March 31, 2019

During the six months ended March 31, 2019, the Company incurred operating expenses of $7,618,312 compared to operating expenses of $3,291,152 during the six months ended March 31, 2018. The increase is due to the fact that the Company has issued more common shares for consulting and management services in fiscal 2019 ($6,328,360) compared to fiscal 2018 ($2,937,250). Furthermore, the Company also utilized more consultants during fiscal 2019 due to the increased activity with the Nye Valley property that resulted in more overhead costs compared to fiscal 2018.

In addition to operating expenses, the Company incurred interest and accretion expense of $717,164 in fiscal 2019 compared to $55,933 during the six months ended March 31, 2018. The increase is due to the fact that the Company has entered into more convertible debentures since March 31, 2018 which has increased the interest and accretion expenditures due to the fact that the conversion terms on the debentures are favorable to the note holder which results in a higher discount on the face value at inception. Furthermore, during the six months ended March 31, 2019, the Company incurred a loss of $944,008 for the change in the fair value of the derivative liability and was offset by a gain on the settlement of debt of $146,473. There was no impact on derivative liability or settlement of debt during fiscal 2018 as the Company did not have any convertible notes that were impacted by derivative liabilities.

Net Loss

During the six months ended March 31, 2019, the Company incurred a net loss of $9,133,011 or $0.09 loss per share compared to a net loss of $3,347,085 or $0.05 loss per share during the six months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, the Company had cash of $347,549 and total assets of $453,094 compared to cash of $122,769 and total assets of $308,769 as at September 30, 2018. The increase in cash was due to the net proceeds received from issuance of convertible notes to finance operating activity. In addition to the increase in cash, there was a decrease in prepaid expense of $115,705 due to the services rendered for the prepayment of consulting and management fees from the issuance of common shares in previous periods. The decrease was offset by an increase of $35,250 for the common shares issued as part of the joint venture agreement with CINC Industries in October 2018.

The Company had total current liabilities of $4,240,755 at March 31, 2019 compared to $2,741,281 at September 30, 2018. The increase in liabilities is due to an increase in derivative liabilities of $1,907,225 for the fair value of the conversion feature on convertible debentures and is due to an increase in the number of convertible notes issued compared to September 30, 2018, and an increase in amounts due to related parties of $113,094 for unpaid management and consulting fees to officers and directors of the Company. The increase was offset by a decrease in the carrying value of notes payable of $568,387 as the Company entered into new convertible notes during the period which carries large discounts due to the fair value of the conversion feature at the inception of the notes. As at March 31, 2019, the Company has $2,275,200 of face value of convertible notes compared to $1,380,822 of face value of convertible notes as at September 30, 2018.

As at March 31, 2019, the Company had a working capital deficit of $3,822,911 compared to a working capital deficit of $2,432,512 at September 30, 2018. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, through the issuance of convertible debentures and did not earn any cash flow from operating activities.

During the six months ended March 31, 2019, the Company issued 22,750,000 common shares for services with a fair value of $6,328,360, issued 7,996,643 common shares to convert outstanding notes payable and accrued interest, issued 250,000 common shares with a fair value of $35,250 for compensation as part of the joint venture agreement with CINC Industries, and cancelled 10,000,000 common shares that were previously issued for services.

As at March 31, 2019 and 2018, the Company does not have any issued or outstanding stock options but has 8,925,334 (2018 – 8,925,334) share purchase warrants outstanding with exercise prices from $0.001 to $0.50 per share.

Cash Flows

Cash from Operating Activities.

During the six months ended March 31, 2019, the Company used $966,484 of cash for operating activities as compared to $229,730 during the six months ended March 31, 2018. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities which allowed them to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the six months ended March 31, 2019 and 2018, the Company did not have any investing activities.

Cash from Financing Activities

During the six months ended March 31, 2019, the Company received $1,944,000 of funding from the issuance of convertible notes payable offset by repayment of notes payable of $752,736 compared to proceeds received of $226.000 from convertible notes and $500 from a related party during the six months ended March 31, 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

In presenting the Company's financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions the Company is required to make relate to matters that are inherently uncertain as they pertain to future events. The Company bases these estimates and assumptions on historical experience or on various other factors that it believes to be reasonable and appropriate under the circumstances. On an ongoing basis, the Company reconsiders and evaluates its estimates and assumptions. Actual results may differ significantly from these estimates.

The Company believes that the critical accounting policies listed below involve its more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on its financial statements. In addition, the Company believes that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this filing.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

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

As of March 31, 2019, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2018, the Company filed a complaint in Nevada seeking the return or cancellation of 16 million common shares which the Company believes were fraudulently issued as well as claims against the former CEO of the Company, Craig Alford. As a result, the Company entered into agreements to cancel eleven million shares (of which ten million shares have already been cancelled). The remaining five million shares were cancelled and reissued after the Company determined that the recipients provided proper consideration for such shares. The litigation continues against Alford and certain other relief defendants. Alford has filed a counterclaim against the Company for amounts allegedly owed to him that the Company believes is entirely without merit. In March 2019, a shareholder of the Company filed a lawsuit against the Company seeking removal of a securities law restrictive legend and damages related thereto. The Company is defending the claim. Other than the preceding, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2019, the Company issued a 10% Convertible Promissory Note principal amount $54,000 with a purchase price of $50,000 to GS Capital Partners, LLC. The note is due January 3, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 66% of the lowest trading price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On January 4, 2019, the Company issued a 12% Convertible Promissory Note principal amount $55,000 with a purchase price of $55,000 to Power Up Lending Group Ltd. The note is due October 30, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred seventy (170) days following the issuance date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price or closing price of the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On January 8, 2019, the Company issued 708,006 common shares with a fair value of $207,446 upon the conversion of $75,000 of convertible notes payable $4,438 of accrued interest, and derivative liability of $138,845.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note principal amount $220,000 with a purchase price of $210,000 to GS Capital Partners, LLC. The note is due January 9, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 66% of the lowest trading price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On January 9, 2019, the Company issued a 10% Convertible Promissory Note principal amount $220,000 with a purchase price of $210,000 to Eagle Equities, LLC. The note is due January 9, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 66% of the lowest trading price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On January 11, 2019, the Company issued a 10% Convertible Promissory Note principal amount $110,000 with a purchase price of $100,000 to BHP Capital NY Inc. The note is due October 11, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price or closing price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On January 11, 2019, the Company issued a 10% Convertible Promissory Note principal amount $82,500 with a purchase price of $75,000 to Jefferson Street Capital LLC. The note is due October 11, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price or closing price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On January 11, 2019, the Company issued 300,000 common shares with a fair value of $105,540 for consulting services.

On January 11, 2019, the Company issued 180,181 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable.

On January 14, 2019, the Company issued 180,180 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable and derivative liability of $47,316.

On February 7, 2019, the Company issued 434,783 common shares with a fair value of $50,000 for the conversion of $39,000 of notes payable and $11,000 of accrued interest at $0.115 per share.

On February 19, 2019, the Company issued a 12% Convertible Promissory Note principal amount $63,000 with a purchase price of $63,000 to Power Up Lending Group Ltd. The note is due December 15, 2019. The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred seventy (170) days following the issuance date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price or closing price of the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On February 22, 2019, the Company issued 629,833 common shares with a fair value of $135,414 upon the conversion of $75,000 of convertible notes payable, $4,438 of accrued interest, and $59,352 of derivative liability.

On February 27, 2019, the Company issued 4,100,000 common shares with a fair value of $820,000 for consulting services, including 1,000,000 common shares with a fair value of $200,000 to a director of the Company.

On February 28, 2019, the Company issued 750,000 common shares with a fair value of $151,500 for consulting services.

On March 18, 2019, the Company issued a 10% Convertible Promissory Note principal amount $270,000 with a purchase price of $258,500 to Eagle Equities, LLC. The note is due March 18, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest individual daily VWAP of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On March 18, 2019, the Company issued a 10% Convertible Promissory Note principal amount $270,000 with a purchase price of $258,500 to GS Capital Partners, LLC. The note is due March 18, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest individual daily VWAP of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On March 19, 2019, the Company issued 110,000 common shares with a fair value of $24,090 for the conversion of $9,400 of convertible notes payable and derivative liability of $14,750, resulting in a gain on settlement of debt of $60.

On March 26, 2019, the Company issued a 12% Convertible Promissory Note principal amount $53,000 with a purchase price of $53,000 to Power Up Lending Group Ltd. The note is due February 15, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred seventy (170) days following the issuance date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price or closing price of the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Securities Purchase Agreement by and between Oroplata Resources, Inc. and GS Capital Partners, LLC dated January 3, 2019.	x
10.2	Convertible Promissory Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated January 3, 2019.	x
10.3	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Power Up Lending Group Ltd. dated January 4, 2019.	x
10.4	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Power Up Lending Group Ltd. dated January 4, 2019.	x
10.5	Securities Purchase Agreement by and between Oroplata Resources, Inc. and GS Capital Partners, LLC dated January 9, 2019.	x
10.6	Convertible Promissory Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated January 8, 2019.	x
10.7	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Eagle Equities, LLC dated January 9, 2019.	x
10.8	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Eagle Equities, LLC dated January 8, 2019.	x
10.9	Securities Purchase Agreement by and between Oroplata Resources, Inc. and BHP Capital NY Inc. dated January 11, 2019.	x
10.10	Convertible Promissory Note of Oroplata Resources, Inc. in favor of BHP Capital NY Inc. dated January 11, 2019.	x
10.11	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Jefferson Street Capital LLC dated January 11, 2019.	x
10.12	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Jefferson Street Capital LLC dated January 11, 2019.	x
10.13	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Power Up Lending Group Ltd. dated February 19, 2019.	x
10.14	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Power Up Lending Group Ltd. dated February 19, 2019.	x
10.15	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Eagle Equities, LLC dated March 18, 2019.	x
10.16	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Eagle Equities, LLC dated March 18, 2019.	x
10.17	Securities Purchase Agreement by and between Oroplata Resources, Inc. and GS Capital Partners, LLC dated March 18, 2019.	x
10.18	Convertible Promissory Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated March 18, 2019.	x
10.19	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Power Up Lending Group Ltd. dated March 26, 2019.	x
10.20	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Power Up Lending Group Ltd. dated March 26, 2019.	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: May 20, 2019

	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer