Form 10-Q
period 2019-06-30
AMERICAN BATTERY METALS CORP
filed 2019-08-16
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2019

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

(775) 473-4744
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer. (Do not check if a small reporting company)	[X]	Smaller reporting company
[X]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of August 5, 2019 were 120,951,208.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of American Battery Metals Corporation at June 30, 2019 (with comparative figures as at September 30, 2018), the consolidated statements of operations and stockholders’ deficit for the three and nine months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended June 30, 2019 and 2018 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ended September 30, 2019.

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Financial Statements

For the Period Ended June 30, 2019 (unaudited) and September 30, 2018

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019 $	September 30, 2018 $
ASSETS
Current assets
Cash	16,690	122,769
Prepaid expenses	41,285	186,000

Total current assets	57,975	308,769
Investment in joint venture	35,250	-

Total assets	93,225	308,769

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	602,965	509,779
Due to related parties	593,855	582,877
Derivative liability	2,982,931	800,973
Notes payable, net of unamortized discount of $3,105,118 and $533,170, respectively	366,982	847,652

Total current liabilities	4,546,733	2,741,281

STOCKHOLDERS’ DEFICIT
Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 116,234,968 and 93,331,449 common shares, respectively	116,235	93,331
Additional paid-in capital	42,849,297	34,739,491
Deficit	(47,419,040)	(37,265,334)

Total stockholders’ deficit	(4,453,508)	(2,432,512)

Total liabilities and stockholders’ equity (deficit)	93,225	308,769

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30, 2019 $	For the three months ended June 30, 2018 $	For the nine months ended June 30, 2019 $	For the nine months ended June 30, 2018 $

Revenues	-	-	-	-

Expenses
Exploration costs	688,587	17,467	713,667	27,049
General and administrative	785,087	409,894	8,378,319	3,691,464

Net loss before other expenses	(1,473,674)	(427,361)	(9,091,986)	(3,718,513)

Other expense
Interest expense	(673,963)	(43,904)	(1,391,127)	(99,837)
Change in fair value of derivative liability	787,640	(12,442)	(156,368)	(12,442)
Gain / loss on settlement of debt	339,302	-	485,775	-

Net loss	(1,020,695)	(483,707)	(10,153,706)	(3,830,792)
Net loss per share, basic and diluted	(0.01)	(0.01)	(0.09)	(0.05)
Weighted average shares outstanding	114,832,641	90,693,052	109,471,470	78,056,674

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholder’s Deficit

(unaudited)

	Common Stock
	Number	Amount $	Additional Paid-In Capital $	Deficit $	Total $
Balance, September 30, 2017	58,500,000	58,500	29,892,737	(31,217,242)	(1,266,005)
Shares issued for services	25,890,000	25,890	2,551,360	-	2,577,250
Shares issued for director’s fees	3,600,000	3,600	356,400	-	360,000
Shares issued for convertible notes	3,744,348	3,744	426,956	-	430,700
Shares issued pursuant to warrant exercise	666,666	667		-	667
Beneficial conversion feature	-	-	8,429	-	8,429
Fair value of share purchase warrants	-	-	101,310	-	101,310
	-	-
Net loss for the period	-	-	–	(3,830,792)	(3,830,792)

Balance, June 30, 2018	92,401,014	92,401	33,337,192	(35,048,034)	(1,618,441)

Balance, September 30, 2018	93,331,449	93,331	34,739,491	(37,265,334)	(2,432,512)
Shares issued for services	23,050,000	23,050	6,379,560	-	6,402,610
Shares issued for joint venture	250,000	250	35,000	-	35,250
Cancellation of shares	(10,000,000)	(10,000)	10,000	-	-
Shares issued pursuant to note conversion	9,603,519	9,604	1,685,246	-	1,694,850

Net loss for the period	-	-	-	(10,153,706)	(10,153,706)

Balance, June 30, 2019	116,234,968	116,235	42,849,297	(47,419,040)	(4,453,508)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholder’s Deficit

(unaudited)

	Common Stock
	Number	Amount $	Additional Paid-In Capital $	Deficit $	Total $
Balance, March 31, 2018	89,147,392	89,147	33,038,145	(34,564,327)	(1,437,035)
Shares issued for convertible notes	2,586,956	2,587	295,013	-	297,600
Beneficial conversion feature	-	-	4,034	-	4,034
Shares issued pursuant to warrant exercise	666,666	667	-	-	667

Net loss for the period	-	-	-	(483,707)	(483,707)

Balance, June 30, 2018	92,401,014	92,401	33,337,192	(35,048,034)	(1,618,441)

Balance, March 31, 2019	114,328,092	114,328	42,496,356	(46,398,345)	(3,787,661)
Shares issued for services	300,000	300	73,950	-	74,250
Shares issued pursuant to note conversion	1,606,876	1,607	278,991	-	280,598

Net loss for the period	-	-	-	(1,020,695)	(1,020,695)

Balance, June 30, 2019	116,234,968	116,235	42,849,297	(47,419,040)	(4,453,508)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended June 30, 2019 $	For the nine months ended June 30, 2018 $
Operating Activities
Net loss	(10,153,706)	(3,830,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	1,252,290	35,354
Change in fair value of derivative liability	156,368	12,442
Discount on convertible notes payable	127,753	-
Fair value of share purchase warrants issued	-	101,310
(Gain) Loss on settlement of debt	(485,775)	-
Shares issued for services	6,402,610	2,937,250
Shares issued pursuant to the exercise of cashless warrants	-	667

Changes in operating assets and liabilities:
Prepaid expenses	144,715	(163,000)
Accounts payable and accrued liabilities	150,072	61,636
Due to related parties	10,978	318,903

Net Cash Used In Operating Activities	(2,394,695)	(526,230)

Financing Activities
Proceeds from issuance of convertible notes payable	3,559,750	609,000
Proceeds from related party	-	500
Repayment on notes payable	(1,271,134)	-

Net Cash Provided By Financing Activities	2,288,616	609,500

Change in Cash	(106,079)	83,270
Cash – Beginning of Period	122,769	9,141

Cash – End of Period	16,690	92,411

Non-cash investing and financing activities:
Discount on convertible debenture	67,754	8,429
Original issue discount on convertible debentures	99,750	49,700
Issuance of common shares for conversion of convertible notes payable	1,694,850	430,550

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

1. Organization and Nature of Operations

The accompanying unaudited consolidated financial statements of American Battery Metals Corporation (formerly Oroplata Resources, Inc.) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2018, included in our Annual Report on Form 10-K for the year ended September 30, 2018.

The Company was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On July 26, 2016, the Company incorporated Lithortech Resources Inc., a Nevada company, as a wholly-owned subsidiary. The Company currently holds mineral rights in the Western Nevada Basin of Nye County in the state of Nevada.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2019, the Company has not earned revenue, has a working capital deficit of $4,488,758, and an accumulated deficit of $47,419,040. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL and LithiumOre Corporation (formerly Lithortech Resources Inc). All inter-company accounts and transactions have been eliminated on consolidation.

3. Convertible Notes Payable

(a)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share. On December 11, 2017, the due date for all tranches was extended to December 11, 2018. On May 23, 2018, the Company issued 817,391 common shares for the conversion of $94,000 of note payable and $nil of interest payable. On November 6, 2018, the Company issued 443,478 common shares for the conversion of $38,822 of note payable. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $38,822), and accrued interest of $29,999 (September 30, 2018 - $29,999) has been recorded in accounts payable and accrued liabilities.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(b)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. The aggregate principal amount owed of $154,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.115 per share. On October 23, 2017, the Company received proceeds of $82,500, net of issuance costs of $7,500. On December 1, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On December 11, 2017, the due date was extended to December 11, 2018. On December 15, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On February 9, 2018, the Company received proceeds of $56,100, net of issuance costs of $5,100. On November 20, 2018, the Company issued 420,870 common shares for the conversion of $44,000 of note payable and $4,400 of accrued interest. On December 13, 2018, the Company issued 448,696 common shares for the conversion of $51,600 of note payable. On December 21, 2018, the Company issued 420,870 common shares for the conversion of $48,400 of notes payable. On February 7, 2019, the Company issued 434,783 common shares for the conversion of $39,000 of notes payable. On June 24, 2019, the Company issued 869,565 common shares for the conversion of $100,000 of notes payable. As at June 30, 2019, the carrying value of the note payable is $119,600 (September 30, 2018 - $397,825), the unamortized discount on the note is $nil (September 30, 2018 - $4,775), and accrued interest of $20,398 (September 30, 2018 - $28,060) has been recorded in accounts payable and accrued liabilities.

(c)On April 3, 2018, the Company entered into a loan agreement with a non-related party for $85,800, net of an original issue discount of $7,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 15, 2019, and is convertible into common shares at $0.15 per share until October 3, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest closing bid price during the fifteen trading days prior to conversion. Upon the due date on January 15, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. During the nine months ended June 30, 2019, the Company issued 1,105,708 common shares for the conversion of $85,800 of note payable and $4,680 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $82,892), the unamortized discount on the note is $nil (September 30, 2018 - $2,908), and accrued interest of $nil (September 30, 2018 - $5,106) has been recorded in accounts payable and accrued liabilities.

(d)On April 9, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bear interest at 10% per annum, are due on April 8, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. During the nine months ended June 30, 2019, the Company issued 2,044,753 common shares for the conversion of $150,000 of notes payable and $6,562 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $13,524), the unamortized discount on the note is $nil (September 30, 2018 - $136,476), accrued interest of $nil (September 30, 2018 - $7,125) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $170,764).

(e)On April 20, 2018, the Company entered into a loan agreement with a non-related party for $58,800, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 30, 2019, and is convertible into common shares at $0.15 per share until October 20, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on January 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On October 25, 2018, the Company issued 869,285 common shares for the conversion of $58,800 of note payable and $3,180 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $56,317), the unamortized discount on the note is $nil (September 30, 2018 - $2,483), and accrued interest of $nil (September 30, 2018 - $3,170) has been recorded in accounts payable and accrued liabilities.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(f)On May 25, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bears interest at 10% per annum, and are due on May 25, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. On January 8, 2019, the Company issued 708,006 common shares for the conversion of $75,000 of note payable and $4,438 of accrued interest. On February 22, 2019, the Company issued 629,833 common shares for the conversion of $75,000 of note payable and $4,438 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $129,177), the unamortized discount on the note is $nil (September 30, 2018 - $20,823), accrued interest of $nil (September 30, 2018 - $5,301) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $168,191).

(g)On June 11, 2018, the Company entered into a loan agreement with a non-related party for $60,500 net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 30, 2019, and is convertible into common shares at $0.15 per share until November 11, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on March 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On December 7, 2018, the Company repaid $60,500 of note payable and $3,600 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $54,591), the unamortized discount on the note is $nil (September 30, 2018 - $5,909), and accrued interest of $nil (September 30, 2018 - $2,228) has been recorded in accounts payable and accrued liabilities.

(h)On June 18, 2018, the Company entered into a loan agreement with a non-related party for proceeds up to $165,000. On June 26, 2018, the Company received proceeds of $55,000, net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. On December 12, 2018, the Company repaid $55,000 of note payable and $2,658 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $1,900), the unamortized discount on the note is $nil (September 30, 2018 - $53,100), accrued interest of $nil (September 30, 2018 - $1,567) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $92,012).

(i)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $82,500, net of an original issue discount of $7,500. On July 17, 2018, the Company received the proceeds of the loan. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On January 9, 2019, the Company repaid $67,500 of notes payable and $4,699 of accrued interest. On January 14, 2019, the Company issued 180,180 common shares for the conversion of $15,000 of notes payable. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $16,550), the unamortized discount on the note is $nil (September 30, 2018 - $65,950), accrued interest of $nil (September 30, 2018 - $2,495) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30 2018 - $87,288). Refer to Note 9(h).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(j)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On July 17, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On January 9, 2019, the Company repaid $12,500 of notes payable and $1,575 of accrued interest. On January 11, 2019, the Company issued 180,181 common shares for the conversion of $15,000 of notes payable. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $669), the unamortized discount on the note is $nil (September 30, 2018 - $26,831), accrued interest of $nil (September 30, 2018 - $835) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $29,335). Refer to Note 9(g).

(k)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On August 31, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. On March 19, 2019, the Company issued 110,000 common shares for conversion of $9,400 of notes payable. On May 8, 2019, the Company issued 184,930 common shares for conversion of $18,100 of notes payable and $1,742 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $306), the unamortized discount on the note is $nil (September 30, 2018 - $27,194), accrued interest of $nil (September 30, 2018 - $306) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $51,080).

(l)On July 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $58,800. On July 12, 2018, the Company received proceeds of $50,000, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on April 30, 2019, and is convertible into common shares at $0.15 per common share until January 10, 2019 when the conversion price is equal to 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on April 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On January 4, 2019, the Company repaid $58,800 of notes payable and $3,499 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $54,618), the unamortized discount on the note is $nil (September 30, 2018 - $4,182), accrued interest of $nil (September 30, 2018 - $1,604) has been recorded in accounts payable and accrued liabilities.

(m)On September 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $53,000. On July 12, 2018, the Company received proceeds of $47,200, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on June 30, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 61% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 61% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on June 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On February 19, 2019, the Company repaid $53,000 of notes payable and $2,809 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $353), the unamortized discount on the note is $nil (September 30, 2018 - $52,647), accrued interest of $nil (September 30, 2018 - $353) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $52,223).

(n)On September 27, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $130,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 27, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 60% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 60% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on September 27, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On March 21, 2019, the Company repaid $130,000 of notes payable and $6,283 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $108), the unamortized discount on the note is $nil (September 30, 2018 - $129,892), accrued interest of $nil (September 30, 2018 - $108) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $150,080).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(o)On October 16, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $43,000. The amount owing is unsecured, bears interest at 22% per annum, is due on July 30, 2019, and is convertible into common shares at 61% of the lowest trading price of the Company’s common stock in the ten trading days prior to the date of the notice of conversion. On March 26, 2019, the Company repaid $43,000 of notes payable and $4,204 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(p)On October 22, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 61% of the lower of the lowest trading price or closing price of the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. If the conversion price is lower than $0.10 per share, an additional discount of 15% is added to the conversion price. On March 26, 2019, the Company repaid $27,500 of the notes payable and $1,184 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(q)On December 6, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $55,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 30, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. On May 29, 2019, the Company repaid $55,000 of the notes payable and $3,190 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil(September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(r)On December 6, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $265,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 6, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. On June 7, 2019, the Company repaid $265,000 of the notes payable and $12,923 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(s)On December 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $265,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 10, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. On June 11, 2019, the Company issued 552,381 shares for $75,000 of notes payable and $3,842 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $32,702 (September 30, 2018 - $nil), the unamortized discount on the note is $157,298 (September 30, 2018 - $nil), accrued interest of $9,849 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $128,651 (September 30, 2018 - $nil).

(t)On January 2, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on June 18, 2019. The note is also convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $49,500 (September 30, 2018 - $nil), the unamortized discount on the note is $5,500 (September 30, 2018 - $nil), accrued interest of $2,735 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $95,164 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(u)On January 3, 2019, the Company issued a convertible note payable for $54,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 3, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $5,104 (September 30, 2018 - $nil), the unamortized discount on the note is $48,896 (September 30, 2018 - $nil), accrued interest of $2,670 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $39,443 (September 30, 2018 - $nil).

(v)On January 4, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on October 30, 2019. The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. On June 28, 2019, the Company repaid $55,000 of notes payable and $3,190 of accrued interest. As at June 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(w)On January 9, 2019, the Company issued a convertible note payable for $220,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $19,575 (September 30, 2018 - $nil), the unamortized discount on the note is $200,425 (September 30, 2018 - $nil), accrued interest of $10,511 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $161,262 (September 30, 2018 - $nil).

(x)On January 9, 2019, the Company issued a convertible note payable for $220,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $19,575 (September 30, 2018 - $nil), the unamortized discount on the note is $200,425 (September 30, 2018 - $nil), accrued interest of $10,511 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $160,788 (September 30, 2018 - $nil).

(y)On January 11, 2019, the Company issued a convertible note payable for $82,500. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on October 11, 2019. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $10,989 (September 30, 2018 - $nil), the unamortized discount on the note is $71,511 (September 30, 2018 - $nil), accrued interest of $3,896 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $52,476 (September 30, 2018 - $nil).

(z)On January 11, 2019, the Company issued a convertible note payable for $110,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on October 11, 2019. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $14,131 (September 30, 2018 - $nil), the unamortized discount on the note is $95,869 (September 30, 2018 - $nil), accrued interest of $5,194 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $212,785 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(aa)On February 19, 2019, the Company issued a convertible note payable for $63,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on December 15, 2019. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $4,688 (September 30, 2018 - $nil), the unamortized discount on the note is $58,312 (September 30, 2018 - $nil), accrued interest of $2,772 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $53,248 (September 30, 2018 - $nil).

(bb)On March 18, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on March 18, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $9,463 (September 30, 2018 - $nil), the unamortized discount on the note is $260,537 (September 30, 2018 - $nil), accrued interest of $7,725 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $234,976 (September 30, 2018 - $nil).

(cc)On March 18, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on March 18, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $9,463 (September 30, 2018 - $nil), the unamortized discount on the note is $260,537 (September 30, 2018 - $nil), accrued interest of $7,725 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $234,976 (September 30, 2018 - $nil).

(dd)On March 26, 2019, the Company issued a convertible note payable for $53,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on February 15, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $1,867 (September 30, 2018 - $nil), the unamortized discount on the note is $51,133 (September 30, 2018 - $nil), accrued interest of $1,678 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $46,189 (September 30, 2018 - $nil).

(ee)On April 8, 2019, the Company issued a convertible note payable for $38,500. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on January 8, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $877 (September 30, 2018 - $nil), the unamortized discount on the note is $37,623 (September 30, 2018 - $nil), accrued interest of $877 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $25,826 (September 30, 2018 - $nil).

(ff)On April 8, 2019, the Company issued a convertible note payable for $38,500. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on January 8, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $877 (September 30, 2018 - $nil), the unamortized discount on the note is $37,623 (September 30, 2018 - $nil), accrued interest of $877 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $25,826 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(gg)On May 1, 2019, the Company issued a convertible note payable for $325,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on May 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $5,326 (September 30, 2018 - $nil), the unamortized discount on the note is $319,674 (September 30, 2018 - $nil), accrued interest of $5,326 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $288,052 (September 30, 2018 - $nil).

(hh)On May 1, 2019, the Company issued a convertible note payable for $325,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on May 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $5,326 (September 30, 2018 - $nil), the unamortized discount on the note is $319,674 (September 30, 2018 - $nil), accrued interest of $5,326 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $288,052 (September 30, 2018 - $nil).

(ii)On May 29, 2019, the Company issued a convertible note payable for $325,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on May 29, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $2,799 (September 30, 2018 - $nil), the unamortized discount on the note is $322,201 (September 30, 2018 - $nil), accrued interest of $2,799 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $286,015 (September 30, 2018 - $nil).

(jj)On June 3, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 30, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $495 (September 30, 2018 - $nil), the unamortized discount on the note is $54,505 (September 30, 2018 - $nil), accrued interest of $495 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $56,306 (September 30, 2018 - $nil).

(kk)On June 11, 2019, the Company issued a convertible note payable for $105,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 11, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $23,510 (September 30, 2018 - $nil), the unamortized discount on the note is $81,490 (September 30, 2018 - $nil), accrued interest of $554 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $100,379 (September 30, 2018 - $nil).

(ll)On June 12, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 12, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $330 (September 30, 2018 - $nil), the unamortized discount on the note is $54,670 (September 30, 2018 - $nil), accrued interest of $330 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $45,280 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(mm)On June 12, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 12, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $330 (September 30, 2018 - $nil), the unamortized discount on the note is $54,670 (September 30, 2018 - $nil), accrued interest of $330 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $45,280 (September 30, 2018 - $nil).

(nn)On June 13, 2019, the Company issued a convertible note payable for $75,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 15% per annum if the note is in default, and is due on June 17, 2020. The note is also convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $354 (September 30, 2018 - $nil), the unamortized discount on the note is $74,646 (September 30, 2018 - $nil), accrued interest of $354 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $71,174 (September 30, 2018 - $nil).

(oo)On June 21, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 17, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $30,019 (September 30, 2018 - $nil), the unamortized discount on the note is $239,981 (September 30, 2018 - $nil), accrued interest of $675 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $239,925 (September 30, 2018 - $nil).

(pp)On June 27, 2019, the Company issued a convertible note payable for $98,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 27, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at June 30, 2019, the carrying value of the note payable is $82 (September 30, 2018 - $nil), the unamortized discount on the note is $97,918 (September 30, 2018 - $nil), accrued interest of $82 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $90,858 (September 30, 2018 - $nil).

4. Related Party Transactions

(a)As of June 30, 2019, the Company owes $120,146 (September 30, 2018 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of June 30, 2019, the Company owes $85,500 (September 30, 2018 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of June 30, 2019, the Company owes $502,220 (September 30, 2018 - $280,639) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of June 30, 2019, the Company owes $50,726 (September 30, 2018 – $96,592) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(e)As of June 30, 2019, the Company is owed $164,737 (September 30, 2018 – $nil) to a company controlled by the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

5. Investment in Joint Venture

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

6. Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures as disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the nine months ended June 30, 2019, the Company recorded a loss on the change in the fair value of derivative liability of $156,368 (September 30, 2018 - $165,961). As at June 30, 2019, the Company recorded a derivative liability of $2,982,931 (September 30, 2018 - $800,973).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Expected volatility	75-151%	133-156%
Risk free rate	1.92%	2.59%
Expected life (in years)	0.2-1.0	0.5-1.0

A summary of the activity of the derivative liability is shown below:

$
Balance, September 30, 2018	800,973
Derivative additions associated with convertible notes	3,566,027
Adjustment for conversion	(1,540,437)
Mark to market adjustment at June 30, 2019	156,368

Balance, June 30, 2019	2,982,931

7. Common Stock

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

(a)On October 8, 2018, the Company issued 2,500,000 common shares with a fair value of $357,500 for services, including 1,000,000 common shares to the Chief Executive Officer of the Company and 1,000,000 shares to a director of the Company.

(b)On October 10, 2018, the Company issued 250,000 common shares with a fair value of $35,250 as part of the joint venture agreement with CINC.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

7. Common Stock (Continued)

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

(g)On October 16, 2018, the Company issued 100,000 common shares with a fair value of $14,500 for consulting services.

(h)On October 17, 2018, the Company issued 175,035 common shares with a fair value of $25,800 for the conversion of $7,800 of notes payable and $4,680 of accrued interest resulting in a loss on settlement of debt of $13,320.

(i)On October 19, 2018, the Company issued 550,000 common shares with a fair value of $90,750 for consulting services.

(j)On October 23, 2018, the Company issued 150,000 common shares with a fair value of $42,000 for consulting services.

(k)On October 25, 2018, the Company issued 869,285 common shares with a fair value of $139,086 for the conversion of $58,800 of notes payable and $3,180 of accrued interest resulting in a loss on settlement of debt of $77,106.

(l)On October 26, 2018, the Company issued 414,785 common shares with a fair value of $66,366 for the conversion of $25,000 of notes payable and $1,281 of accrued interest resulting in a loss on settlement of debt of $40,085.

(m)On November 7, 2018, the Company issued 443,478 common shares with a fair value of $51,000 as part of a conversion of notes payable at $0.115 per share.

(n)On November 13, 2018, the Company issued 833,895 common shares with a fair value of $179,287 for the conversion of $50,000 of notes payable and accrued interest of $2,836 resulting in a loss on settlement of debt of $126,451.

(o)On November 19, 2018, the Company issued 796,073 common shares with a fair value of $151,254 for the conversion of $75,000 of notes payable and accrued interest of $2,445 resulting in a loss on settlement of debt of $73,809.

(p)On November 21, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of notes payable at $0.115 per share.

(q)On December 18, 2018, the Company issued 448,696 common shares with a fair value of $51,600 for the conversion of notes payable at $0.115 per share.

(r)On December 26, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of notes payable at $0.115 per share.

(s)On January 8, 2019, the Company issued 708,006 common shares with a fair value of $207,446 upon the conversion of $75,000 of convertible notes payable $4,438 of accrued interest, and derivative liability of $138,845 resulting in a gain on settlement of debt of $10,837.

(t)On January 11, 2019, the Company issued 12,700,000 common shares with a fair value of $4,362,320 for services, including 2,000,000 common shares with a fair value of $703,600 to the Chief Executive Officer of the Company, and 4,000,000 common shares with a fair value of $1,407,200 to directors of the Company.

(u)On January 11, 2019, the Company issued 300,000 common shares with a fair value of $105,540 for consulting services.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

7. Common Stock (Continued)

(v)On January 11, 2019, the Company issued 180,181 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable, resulting in a gain on settlement of debt of $159.

(w)On January 14, 2019, the Company issued 180,180 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable and derivative liability of $47,316, resulting in a gain on settlement of debt of $82.

(x)On February 7, 2019, the Company issued 434,783 common shares with a fair value of $50,000 for the conversion of $39,000 of notes payable and $11,000 of accrued interest at $0.115 per share.

(y)On February 22, 2019, the Company issued 629,833 common shares with a fair value of $135,414 upon the conversion of $75,000 of convertible notes payable, $4,438 of accrued interest, and $59,352 of derivative liability resulting in a gain on settlement of debt of $3,376.

(z)On February 27, 2019, the Company cancelled 10,000,000 common shares that were previously issued for consulting services.

(aa)On February 27, 2019, the Company issued 6,100,000 common shares with a fair value of $1,220,000 for consulting services, including 1,000,000 common shares with a fair value of $200,000 to a director of the Company.

(bb)On February 28, 2019, the Company issued 750,000 common shares with a fair value of $151,500 for consulting services.

(cc)On March 19, 2019, the Company issued 110,000 common shares with a fair value of $24,090 for the conversion of $9,400 of convertible notes payable and derivative liability of $14,750, resulting in a gain on settlement of debt of $60.

(dd)On April 23, 2019, the Company issued 300,000 common shares with a fair value of $74,250 for consulting services.

(ee)On May 8, 2019, the Company issued 184,930 common shares with a fair value of $48,082 for the conversion of $18,100 of convertible notes payable, $1,742 of accrued interest, and derivative liability of $22,363, resulting in a loss on settlement of debt of $5,377.

(ff)On June 11, 2019, the Company issued 552,381 common shares with a fair value of $132,516 for the conversion of $75,000 of convertible notes payable, $3,842 of accrued interest and derivative liability of $61,803, resulting in a gain on settlement of debt of $8,129.

(gg)On June 24, 2019, the Company issued 869,565 common shares with a fair value of $100,000 as part of a conversion of notes payable at $0.115 per share.

8. Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2018 and June 30, 2019	8,925,334	0.09

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended June 30, 2019

(unaudited)

8. Share Purchase Warrants (continued)

Additional information regarding share purchase warrants as of June 30, 2019, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.001	1,333,334	0.5
0.01	3,600,000	4.4
0.10	1,000,000	0.3
0.15	750,000	1.2
0.50	242,000	2.1
0.10	2,000,000	1.3

	8,925,334	3.8

9. Subsequent Events

(a)On July 8, 2019, the Company issued 1,650,000 common shares as consideration for consulting services.

(b)On July 15, 2019, the Company issued 1,352,240 common shares upon the conversion of $190,000 of convertible notes payable.

(c)On July 19, 2019, the Company issued 1,414,000 common shares upon the conversion of $136,100 of convertible notes payable.

(d)On August 1, 2019, the Company issued 300,000 common shares as consideration for consulting services.

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

Background

American Battery Metals Corporation (the “Company” or “we”) is a start-up, lithium exploration mining company whose purpose is to explore mineral properties which, hopefully, will contain lithium and other economic minerals. We were incorporated as Oroplata Resources, Inc. under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 930 Tahoe Blvd., Suite 802-16, Incline Village, NV 89451.

Currently, the Board of Directors (consisting of Mr. Douglas Cole, Mr. Douglas MacLellan and Mr. William Hunter) are significantly involved in guiding the Company though a significant management reorganization, and to reorient the Company’s goals and objectives to solely focus on the exploration and development of lithium deposits in the State of Nevada and related projects, primarily through new capital commitments which Mr. Cole is actively seeking.

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). LithiumOre currently has 1,300 mining claims on 26,000 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2017, we engaged experts to evaluate the region and the WNB Claim to target on-site exploration efforts and determined that 260 claims of the WNB Claim were appropriate for the Company’s planned exploration, which began in Spring 2019. With many features similar to Clayton Valley and with no exploration work targeting lithium to date, Railroad Valley represents a new and untested target for lithium brine. The Railroad Valley brine exploration can build on both the dense existing oil field data and the experiences at Clayton Valley and other Li-brine basins to target potential brine aquifers.

The growth in demand for lithium batteries is predicted to far outpace lithium production in the coming decade. Lithium-ion batteries for the automotive industry are expected to advance demand to nearly unserviceable levels. These industry trends enhance the Company’s new business model.

The Company is currently a pre-revenue organization and we do not anticipate earning revenues until such time as we have undertaken sufficient exploration work to identify lithium and or other battery metals reserves. Exploration work will take several years and there is no certainty we will ever reach a production stage. Our Company is considered to be in the exploration stage, has done extensive geophysics and just completed its first drill/test/production well, which will now allow us to finalize our next development decision. On January 25, 2019, we completed the purchase of 113 acres in Railroad Valley, NV to be used for possible future exploration. Other than mineral rights in the Nye County properties located in Nevada, United States, the only real property owned by the Company is the Railroad Valley property recently acquired.

On April 29, 2019, the Company changed its name from Oroplata Resources, Inc. to American Battery Metals Corporation which the Company believes better reflects the nature of the Company’s current and anticipated operations. In conjunction with the name change, the Company’s symbol was changed to “ABML”. Please see the Company’s new website at www.batterymetals.com.

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

Employees

The company has two employees, one of whom is our one officer, Mr. Cole, and the other is our Lead Chemist. Our officer is involved full time in the operation of the Company’s business.

Investigation of Prior Agreements.

At the request of the Board of Directors, the Company is reviewing all prior agreements and stock issuances of the Company entered into by the previous management of the Company to ensure their validity.

RESULTS OF OPERATIONS

The Company has not realized any revenue from its exploration activities on the Nye County properties and it is extremely doubtful that the mineral property will be able to produce any revenue for many years. Without an ore reserve, the Company cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will the Company have any chance of recognizing any form of revenue.

Results of Operations

Revenues

During the three and nine months ended June 30, 2019 and 2018, the Company has not realized any revenues.

Expenses

Three Months Ended June 30, 2019

During the three months ended June 30, 2019, the Company incurred $1,473,674 of operating expenses compared to $427,361 of operating expenses during the three months ended June 30, 2018. The increase in operating expenses is due to exploration costs incurred on the Nye County property of $688,587 as well as an increase in general and administrative expense of $375,193 due to an increase in day-to-day operating costs as the Company has continued to advance on its business strategy and objectives.

In addition to operating expenses, the Company incurred interest and accretion expense of $673,963 during the three months ended June 30, 2019 compared to $43,904 during the three months ended June 30, 2018. The increase in accretion and interest expense is due to the fact that the Company has more convertible debt outstanding in the current period compared to prior year. The Company also recorded a gain on the change in fair value of derivative liability of $787,640 during the three months ended June 30, 2019 compared to a loss on the change in fair value of derivative liability of $12,442 during the three months ended June 30, 2018. During the current period, the Company had a lower volatility in its overall share price which resulted in a lower spread between the fair value at June 30, 2019 and the conversion price of its floating rate convertible debentures outstanding during the period which resulted in the reversal of the unrealized losses at the end of Q2. Finally, the Company recorded a gain on the settlement of debt of $339,302 compared to a loss on settlement of debt of $nil during the three months ended June 30, 2018. The difference is due to the fact that the overall derivative liability balances for the settled convertible debentures was higher resulting in a larger reversal of the liability upon settlement of outstanding debentures.

Nine Months Ended June 30, 2019

During the nine months ended June 30, 2019, the Company incurred operating expenses of $9,091,986 compared to operating expenses of $3,718,513 during the nine months ended June 30, 2018. The increase is due to the fact that the Company has issued more common shares for consulting and management services in fiscal 2019 ($6,402,610) compared to fiscal 2018 ($2,937,250). Furthermore, the Company also utilized more consultants during fiscal 2019 due to the increased activity with the Nye Valley property that resulted in more overhead costs compared to fiscal 2018 which included an increase in exploration costs of $686,618 as well as increases in general and administrative expenses.

In addition to operating expenses, the Company incurred interest and accretion expense of $1,391,127 in fiscal 2019 compared to $99,837 during the nine months ended June 30, 2018. The increase is due to the fact that the Company has entered into more convertible debentures since June 30, 2018 which has increased the interest and accretion expenditures due to the fact that the conversion terms on the debentures are favorable to the note holder which results in a higher discount on the face value at inception. Furthermore, during the six months ended June 30, 2019, the Company incurred a loss of $156,368 for the change in the fair value of the derivative liability and was offset by a gain on the settlement of debt of $485,775 compared to a loss of $12,442 on the change in fair value of derivative liability during the nine months ended June 30, 2018. The increase in the loss on the change in derivative liability is due to an increase in the amount of convertible debentures outstanding in the current year compared to prior year. The gain on the settlement of debt during fiscal 2019 is due to the reversal of a larger derivative liability amount upon conversion which resulted in a gain on the settlement of debt.

Net Loss

During the nine months ended June 30, 2019, the Company incurred a net loss of $10,153,706 or $0.09 loss per share compared to a net loss of $3,830,792 or $0.05 loss per share during the nine months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, the Company had cash of $16,690 and total assets of $93,225 compared to cash of $122,769 and total assets of $308,769 as at September 30, 2018. The decrease in cash was due to the fact that the Company had higher overall operating expenditures compared to prior year, including significant expenditures incurred on management and director fees as well as exploration property on the Nye County property. The decrease in assets us due to a decrease in prepaid expense of $144,715 due mainly to the prepaid amounts to officers and directors of the Company that were paid in common stock but to be expensed over 12-month period. The Company did not prepay officers and directors with common stock during fiscal 2019.

The Company had total current liabilities of $4,546,733 at June 30, 2019 compared to $2,741,281 at September 30, 2018. The increase in liabilities is due to an increase in derivative liabilities of $2,181,958 for the fair value of the conversion feature on convertible debentures and is due to an increase in the number of convertible notes issued compared to September 30, 2018, and an increase in accounts payable and accrued liabilities of $93,186 as the Company is preserving cash flow and allowing for a longer lead time in the payment of outstanding obligations. The increase was offset by a decrease in the carrying value of notes payable of $480,670 as the Company entered into new convertible notes during the period which carries large discounts due to the fair value of the conversion feature at the inception of the notes. As at June 30, 2019, the Company has $3,472,100 of face value of convertible notes compared to $1,380,822 of face value of convertible notes as at September 30, 2018.

As at June 30, 2019, the Company had a working capital deficit of $4,488,758 compared to a working capital deficit of $2,432,512 at September 30, 2018. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, through the issuance of convertible debentures and did not earn any cash flow from operating activities.

During the nine months ended June 30, 2019, the Company issued 23,050,000 common shares for services with a fair value of $6,402,610, issued 9,603,519 common shares to convert outstanding notes payable and accrued interest, issued 250,000 common shares with a fair value of $35,250 for compensation as part of the joint venture agreement with CINC Industries, and cancelled 10,000,000 common shares that were previously issued for services.

As at June 30, 2019, the Company does not have any issued or outstanding stock options but has 8,925,334 share purchase warrants outstanding with exercise prices from $0.001 to $0.15 per share.

Cash Flows

Cash from Operating Activities.

During the nine months ended June 30, 2019, the Company used $2,394,695 of cash for operating activities as compared to $526,230 during the nine months ended June 30, 2018. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities which allowed them to incur more operating costs for its exploration expenditures as well as for day-to-day operating costs as the Company was more active in its business strategy and objectives during fiscal 2019 as compared to fiscal 2018.

Cash from Investing Activities

During the nine months ended June 30, 2019 and 2018, the Company did not have any investing activities.

Cash from Financing Activities

During the nine months ended June 30, 2019, the Company received $3,559,750 of funding from the issuance of convertible notes payable offset by repayment of notes payable of $1,271,134 compared to proceeds received of $609,000 from convertible notes and $500 from a related party during the nine months ended June 30, 2018.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

In presenting the Company's financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions the Company is required to make relate to matters that are inherently uncertain as they pertain to future events. The Company bases these estimates and assumptions on historical experience or on various other factors that it believes to be reasonable and appropriate under the circumstances. On an ongoing basis, the Company reconsiders and evaluates its estimates and assumptions. Actual results may differ significantly from these estimates.

The Company believes that the critical accounting policies listed below involve its more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on its financial statements. In addition, the Company believes that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this filing.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

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

As of June 30, 2019, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of June 30, 2019.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2018, the Company filed a complaint in Nevada seeking the return or cancellation of 16 million common shares which the Company believes were fraudulently issued as well as claims against the former CEO of the Company, Craig Alford. As a result, the Company entered into agreements to cancel eleven million shares (of which ten million shares have already been cancelled). The remaining five million shares were cancelled and reissued after the Company determined that the recipients provided proper consideration for such shares. The litigation continues against Alford and certain other relief defendants. Alford has filed a counterclaim against the Company for amounts allegedly owed to him that the Company believes is entirely without merit. In March 2019, a shareholder of the Company filed a lawsuit against the Company seeking removal of a securities law restrictive legend and damages related thereto. The Company is defending the claim. Other than the preceding, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 8, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $38,500 with a purchase price of $35,000 to BHP Capital NY Inc. The note is due January 8, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On April 8, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $38,500 with a purchase price of $35,000 to Jefferson Street Capital LLC. The note is due January 8, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On April 23, 2019, the Company issued 300,000 common shares with a fair value of $74,250 for consulting services.

On May 1, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $325,000 with a purchase price of $310,500 to Eagle Equities, LLC. The note is due May 1, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price or closing price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On May 1, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $325,000 with a purchase price of $310,500 to GS Capital Partners, LLC. The note is due May 1, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price or closing price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On May 8, 2019, the Company issued 184,930 common shares with a fair value of $48,082 for the conversion of $18,100 of convertible notes payable, $1,742 of accrued interest, and derivative liability of $22,363.

On May 29, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $325,000 with a purchase price of $310,500 to GS Capital Partners, LLC. The note is due May 29, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price or closing price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On June 3, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount $55,000 with a purchase price of $55,000 to Power Up Lending Group Ltd. The note is due March 30, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred seventy (170) days following the issuance date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On June 11, 2019, the Company issued 552,381 common shares with a fair value of $132,516 for the conversion of $75,000 of convertible notes payable, $3,842 of accrued interest and derivative liability of $61,803.

On June 11, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $105,000 with a purchase price of $99,750 to Crossover Capital Fund I, LLC. The note is due June 11, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price or closing price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On June 12, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount $55,500 with a purchase price of $55,000 to BHP Capital NY Inc. The note is due March 12, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On June 12, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount $55,500 with a purchase price of $55,000 to Jefferson Street Capital LLC. The note is due March 12, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On June 13, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $375,500 with a purchase price of $337,500 to Crown Bridge Partners, LLC. The note is due June 13, 2020. The holder shall have the right from time to time, and at any time convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 125% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 15% per annum.

On June 21, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $270,000 with a purchase price of $261,500 to Jefferson Street Capital LLC. The note is due June 21, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price or closing price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On June 24, 2019, the Company issued 869,565 common shares with a fair value of $100,000 as part of a conversion of notes payable at $0.115 per share.

On June 27, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $98,000 with a purchase price of $90,000 to GS Capital Partners, LLC. The note is due June 27, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price or closing price of the Company’s common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 110% - 130% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

			Incorporated	By	Reference
Exhibit	Description	Filed Herein	Date	Form	Exhibit
10.1	Securities Purchase Agreement by and between Oroplata Resources, Inc. and BHP Capital NY Inc. dated April 8, 2019.	x
10.2	Convertible Promissory Note of Oroplata Resources, Inc. in favor of BHP Capital NY Inc. dated April 8, 2019.	x
10.3	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Jefferson Street Capital LLC dated April 8, 2019.	x
10.4	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Jefferson Street Capital LLC dated April 8, 2019.	x
10.5	Securities Purchase Agreement by and between Oroplata Resources, Inc. and Eagle Equities, LLC dated May 1, 2019.	x
10.6	Convertible Promissory Note of Oroplata Resources, Inc. in favor of Eagle Equities, LLC dated May 1, 2019.	x
10.7	Securities Purchase Agreement by and between Oroplata Resources, Inc. and GS Capital Partners, LLC dated May 1, 2019.	x
10.8	Convertible Promissory Note of Oroplata Resources, Inc. in favor of GS Capital Partners, LLC dated May 1, 2019.	x
10.9	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated May 29, 2019.	x
10.10	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated May 29, 2019.	x
10.11	Securities Purchase Agreement by and between American Battery Metals Corporation and Power Up Lending Group Ltd. dated June 3, 2019.	x
10.12	Convertible Promissory Note of American Battery Metals Corporation in favor of Power Up Lending Group Ltd. dated June 3, 2019.	x
10.13	Securities Purchase Agreement by and between American Battery Metals Corporation and Crossover Capital Fund I, LLC dated June 11, 2019.	x
10.14	Convertible Promissory Note of American Battery Metals Corporation in favor of Crossover Capital Fund I, LLC dated June 11, 2019.	x
10.15	Securities Purchase Agreement by and between American Battery Metals Corporation and BHP Capital NY Inc. dated June 12, 2019.	x
10.16	Convertible Promissory Note of American Battery Metals Corporation in favor of BHP Capital NY Inc. dated June 12, 2019.	x
10.17	Securities Purchase Agreement by and between American Battery Metals Corporation and Jefferson Street Capital LLC dated June 12, 2019.	x
10.18	Convertible Promissory Note of American Battery Metals Corporation in favor of Jefferson Street Capital LLC dated June 12, 2019.	x
10.19	Securities Purchase Agreement by and between American Battery Metals Corporation and Crown Bridge Partners, LLC dated June 13, 2019.	x

10.20	Convertible Promissory Note of American Battery Metals Corporation in favor of Crown Bridge Partners, LLC dated June 13, 2019 and first amendment.	x
10.21	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated June 21, 2019.	x
10.22	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated June 21, 2019.	x
10.23	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated June 27, 2019.	x
10.24	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated June 27, 2019.	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: August 14, 2019

	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer