Form 10-K
period 2019-09-30
AMERICAN BATTERY METALS CORP
filed 2019-12-27
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $22,182,023 as of March 31, 2019

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 166,234,301 as of December 20, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “ABMC”, “we”, “us”, “our” and the “Company” are to the combined business of American Battery Metals Corporation and its consolidated subsidiaries.

This Report includes our audited consolidated financial statements as at and for the years ended September 30, 2019 and 2018. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

PART I

Item 1. Business

Background

We are a start-up company, engaged in the exploration, mining, extraction and recycling of battery metals. We were incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company, if and when it ever occurs. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 930 Tahoe Blvd., Suite 802-16, Incline Village, NV 89451.

We are actively exploring and drilling for lithium-rich brines and deposits from the Company’s claims covering 30,000 acres in Railroad Valley, Nevada.

In our laboratory located in Silver Springs, Nevada, we have started developing a proprietary extraction technology to harvest lithium from brine for refinement into battery-grade lithium carbonate or lithium hydroxide.

In an incubator space provided by BASF Corporation and located in Greentown, Massachusetts, we began, in the first quarter of the 2020 fiscal year, to develop a closed-loop battery recycling process that separates and recovers each individual elemental metal from end-of-life batteries, as well as from defects and waste from battery manufacturing facilities. These recovered metals will be refined up to battery-grade specifications and then sold.

Currently, the Board of Directors (consisting of Mr. Douglas Cole, Mr. Douglas MacLellan and Mr. William Hunter) are involved in guiding the Company’s goals and objectives to solely focus on the exploration, extraction and recycling of Lithium (Li) and other battery metal deposits in the State of Nevada, primarily through new capital commitments which Mr. Cole is actively seeking.

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”).

On May 3, 2019, the Company changed its name to American Battery Metals Corporation (“ABMC”) and reorganized into three divisions; Battery Metals Mining, Battery Metals Extraction and Battery Metals Recycling. ABMC currently has 1,300 mining claims on 30,000 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada (the “WNB Claim”). In the second half of 2017, we engaged experts to evaluate the region and the WNB Claim to target onsite exploration efforts and determined that the claims of the WNB Claim were appropriate for the Company’s planned exploration, which we began in the first half of 2019. With many features similar to Clayton Valley and with no exploration work targeting lithium to date, Railroad Valley represents a new and untested target for lithium brine. The Railroad Valley brine exploration can build on both the dense existing oil field data and the experiences at Clayton Valley and other Lithium brine basins to target potential brine aquifers. Please see the Company’s website for more information: www.batterymetals.com.

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

Market and Industry

Lithium is extracted from primarily two sources: pegmatite crystals and lithium salts from brine pools. Currently, the world’s top producers of Lithium are located in Australia, Chile, Argentina, and China.

In 2018, worldwide Lithium production totaled approximately 85,000 metric tons, with the top 3 countries contributing roughly 89% of the global production. Most of the world’s lithium supply is produced by three companies: Albemarle Corporation, FMC Corporation, and Chile’s Sociedad Quimica Y Minera de Chile (SQM). Ganfeng and Tianqi of China are major players.

Much of the current production of Lithium in Australia is derived from conventional mining techniques of ancient Precambrian rocks containing Lithium ore which is crushed and fed into capital intensive processing plants which upgrade the lithium mineral using gravity, flotation, magnetic and roasting purification processes.

Alternatively, Lithium production from Chile and Argentina uses a much less capital intense extraction method. Lithium is located beneath various salt flats. The Lithium is leached from nearby source rocks and becomes concentrated in salty brines just under the surface. The Lithium enriched brines are then pumped up to settle in multiple of shallow surface evaporation pools which produces a thicker Lithium rich liquid. That liquid is treated with sodium carbonate, which creates lithium carbonate.

Lithium is a soft silver-white metal. With an atomic number of 3, it is the lightest of the all metals. Lightweight Lithium has many applications but the metal is a perfect replacement of the much heavier Nickel used in most large batteries. Lithium-ion batteries also have a high charge density, a longer life and are rechargeable.

The Lithium market has typically been dominated by the ceramic and medical sectors, however recently the demand for Lithium for the battery markets- to fuel electric vehicles and energy storage applications- outstripped any other sector.

The primary lithium-ion battery manufacturers by capacity are: CATL, BYD, Tesla, Panasonic of Japan, and LG Chem of South Korea.

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

Recently, Japan and South Korea have both recorded high levels of Lithium-ion battery exports as auto companies’ ramp up battery consumption to power all-electric vehicle sales. China has the most electric vehicles on the road, but both European and North American auto manufacturers are committed to significantly increasing EV sales by 2025. In November 2019, Ford unveiled its long awaited fully electric Mustang-styled SUV.

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

Tesla’s mile long Gigafactory started producing powerful Lithium-ion batteries in January 2017 with its partner Panasonic. The Gigafactory will supply batteries for the 500,000 cars Tesla hopes to produce by the end of the decade, as well as to power homes. Also, Chrysler, Dodge, Ford, GM, BMW, Volkswagen, Mercedes-Benz, Mitsubishi, Nissan, Saturn, Tesla and Toyota have all announced plans to build lithium-ion battery powered cars. After Tesla released the Model 3 in July 2017, there have been over 500,000 reservations for the vehicle and production is starting 2 years ahead of schedule. Elon Musk has stated that Tesla will have to acquire the entire lithium market to meet the current demands. Thus, the global lithium market is approaching shortages, which has made it a useful commodity and mineral explorers have launched efforts to locate and bring new suppliers to the marketplace.

Lithium brine exploration and development has proven to be much more cost effective and faster to be put into production than the hard rock mine counterparts. Lithium brine deposits are considered placer deposits and are easier to gain mining permits for. Brine is also a liquid which means that drilling to find it is more akin to drilling for water or oil. It’s also typically located relatively close to surface, which limits the depth of required drilling. Once a Lithium Brine is found, the reserve data is more straightforward to understand and quantify.

As the brines are found in large flat areas, the construction of numerous flat evaporation pools or direct solvent extraction can be achieved at relatively low cost. Environmental impact is minimized as the excess residual brines can be pumped back into the salt flats.

In Summary:

Historically, lithium demand came from industrial sectors manufacturing greases, glass, and ceramics. The processing of lithium for industrial applications requires lower specification products.

The introduction of the lithium-ion battery for consumer electronics, EV, and energy storage applications changed the demand dynamic; the batteries for e-mobility and energy storage now dominate current and future demand for lithium. Electric vehicles will continue to require vast amounts of lithium with higher grade and purities.

Electric Vehicle OEM are increasingly quality-conscious, and develop close relationships to the modern “megafactories” that supply them with battery cells. In order to consistently supply the desired high nickel cathodes, megafactories need high purity raw materials - particularly lithium - to create low impurity lithium hydroxide.

In the United States, there are not currently enough chemical producers in operation to meet existing or future standards; battery grade hydroxide production is quite small as compared to the whole lithium supply chain. To meet market demand, this segment must quickly grow in the short term, at an estimated rate of 35-40% between now and 2025.

In 2019, explanations for the drop in the price of lithium were erroneously attributed to the “oversupply myth.” The reality is that there is not “too much lithium” in production but rather that there is not enough battery grade lithium hydroxide to meet market demand to fuel the explosive projections for Electric Vehicles.

Existing producers know that aside from handling and limited shelf life, consistently producing battery grade hydroxide within "spec,” while meeting the qualification challenges going forward will require significantly more high-grade lithium products. This will require new resources of raw materials, which demands investment in new exploration and mining projects.

Competition

We compete with other mining/exploration and battery recycling companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties, building and operating process plants and in connection with the engagement of qualified personnel. The lithium exploration/mining and battery recycling industries are fragmented, and we are a very small participant in these sectors. Many of our competitors have been in business longer than we have and have established more strategic partnerships and relationships and have greater financial accessibility than we have.

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of lithium and other precious metals if they were to be produced from any of our leased properties. The price of precious metals can be affected by a number of factors beyond our control, including:

•fluctuations in the market prices for lithium;

•fluctuating supplies of lithium;

•fluctuating demand for lithium; and

•mining activities of others.

If lithium mineralization that is determined to be of economic grade and in sufficient quantity to justify production were located, additional capital would be required to develop, mine and sell our production.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Description of Properties

LithiumOre, the Company’s wholly owned subsidiary, currently has 1,040 placer mining claims on over 20,000 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada. We do not currently have any partnership agreements or royalty agreements in connection with such claims.

We own a 120-acre property with water rights, in the town of Duckwater, NV near Railroad Valley, which we acquired for exploratory purposes and was fully impaired in prior years. It will act as a base for such operations for the Company.

We lease from the Bureau of Land Management our Western Nevada Basin Claim where we are exploring and drilling for possible lithium-rich brine.

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

Barisan
Barisan
ABMC
ABMC
NV State
NV State
Macarthur
NV State
Barisan
Westwater
ABMC
3PL
NV State
ABMC
Blue Eagle
American Battery Metals Corp
Railroad Valley Lithium Project
Nye County, Nevada
August 2019
Land Ownership
1" = 12,000'
ABMC Claims
Competitor Claims
Nevada Wildlife Preserve

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

In Nevada the claim staking procedure requires recording documents with both the county Recorder’s Office and the state BLM office. Claims must be held by posts at the claims four corners and Notice of Location which describe the claims legal description of location and owner. The claims are required to be recorded at the county courthouse within the proper jurisdiction within 90 days from the staking date.

Placer claims on Federal lands are held to a September 1 to August 31 assessment year when Intent to Hold or Proof of Labor documents need to be filed with the county for the annual assessment work. The pertinent documents are filed with the Nye County Recorder’s Office.

260 claims were staked by the third Party, Plateau Ventures LLC of Moab, Utah and 1,040 claims were staked by 3 Proton Lithium, Inc. of Carson City, Nevada. Official rights to the claims by ABMC are subject to Quit Claim Deed Transfer Approval by BLM. ABMC received full entitlement to its claims in the Western Nevada Basin by way of the Quit Claim Deeds on January 2, 2017 (260 claims), August 13, 2018, (40 claims) and August 28, 2018 (1,000 claims). The current annual maintenance fee is $155 per 20-acre (or a portion thereof) placer claim (http://www.blm.gov/ca/st/en/info/iac/miningfacts.html). Payment of those fees allows the claim to stay on the BLM active database. Non-payment results in the claims moving to ‘closed’ status.

Before August 31st of each year, a payment of $155 per claim is made to the BLM to hold the claims in good standing for the following assessment year. The total cost for the 1,300 WNB Claims was $203,260. In August 2017, the Company paid $42,060 to the BLM for 260 Claims. In August 2018, the Company paid $6,200 to the BLM for 40 Claims, and $155,000 to the BLM for 1,000 Claims. These fees were also paid in 2018 and 2019 in order to maintain the current mining claims. When fees are paid a claim is deemed ‘active’. Active and approved claims are Before October 31st of each year, it is necessary to make a payment to Nye County, NV, of $10 per claim to file an affidavit of assessment fees paid and notice of intent to hold the claims into the next assessment year. The total cost for the current 1,300 WNB claims is $13,000. Payments to the County of $15,586 are current as of October 31, 2019.

As public lands, there is right of free access and both surface and mineral rights are held by the Federal government. Public records (Management, Bureau of Land) show no military withdrawals or Areas of Critical Environmental Concern. The Railroad Valley Wildlife Management Area is located to the west of the WNB claim boundary and has no effect on any planned work on the WNB claim area.

There is free access to the Federal land in Railroad Valley and there are no restrictions on casual prospecting. New exploration drilling will trigger a permitting process. There are two major levels of permitting: Notice of Intent (NOI) and Plan of Operations (POO). Historically, if the proposed disturbance was less than 5 acres or 1,000 tons, then the work can proceed under a NOI if there are no complications such as ancient ruins or endangered species. Application for a NOI is relatively simple with requirements like bonding the access route and re-seeding afterwards. A NOI is valid for two years and may be renewed every two years. Maintaining it requires maintaining bonds and reclaiming any new disturbance which includes re-seeding vegetation in disturbed areas when the work is complete. A POO is more complicated requiring more in-depth studies including an archeological survey, and comprehensive environmental assessments as required by the National Environmental Protection Act. The BLM may respond within 15 days to a NOI application whereas a POO may require several months to years for final acceptance.

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

The larger population centers of Ely and Tonopah are connected via U.S. Route 6 to the project area. Tonopah has a population of approximately 2,500 and is the governmental center for the region. Ely has a population of approximately 4,200 and is the closest commercial center. Groceries, hardware, a bank and a choice of motels and restaurants are available in both Ely and Tonopah.

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

Railroad Valley comprises an area of approximately 2,750 square miles. Two large flat areas occur within the valley. The claims are located on the large Northern flat area of the valley floor at elevations generally of 4400 – 4700 feet. The valley floor is characterized by subdued topography with washes eroding into slightly older valley-fill sediments.

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

Plate tectonics powered by crustal spreading broadly generates two types of forces: compression as plates are moved together and extension as those forces relax. Compression was the dominant geologic force affecting the western United States beginning about 200 million years ago as the Pacific Ocean plate moved eastward under the North American continental plate. Those forces compressed the overlying pile of sedimentary rocks accumulated over hundreds of millions of years into a thick stack reaching up to elevations of 14,000 feet, similar to the altiplano of Mexico and South America which formed at the same time from similar forces. That highland plateau stretched west – east from the Sierra Nevada Mountains in California to the Wasatch Range in Utah.

Extension became the dominant force beginning in the Eocene - Oligocene epochs approximately 55 to 25 million years ago. Also, the relative movement of the tectonic plates changed about 30 million years ago with the movement becoming more oblique to the continent. This relaxed the compressional forces and also tended to ‘tear’ the crust apart, creating diagonal extensions.

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

Oil was first discovered at Railroad Valley by Shell Oil in 1954. Their first discovery well reached a depth of 10,360 feet and it was determined that there were commercial oil reserves at intervals between 6,450 and 6,730 feet. The valley area is essentially wedge shaped with the wedge increasing in thickness from west to east. A low-angle attenuation fault has been reported to underlie Railroad Valley which has been interpreted to be a result of asymmetric arching rather than a series of down-to-the-west high-angle normal faults.

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

Exploration Time Table

The work for the initial phase exploration program will be designed over the following four to five months. Surficial sampling will be performed from February to March 2020 and Drilling and sampling from April to June. Analytical analysis will follow each program.

We began and completed the drilling of the initial test and production hole in May 2019. The breakdown of the exploration timetable and budget is as follows:

Exploration Activity	Estimated Timetable	Budget
Oil and Water Well Testing	2016-2018	$300,000 (approximately)
Surface Sampling	2016-2018	$100,000 (approximately)
Geophysics	Ongoing	$44,200
Drilling	Ongoing	$705,280
Geochemistry	Ongoing for 2 years	$300,000 yearly
Production	In development, 6-18 months	TBD

Current and Prior Program Phases

Phase 1 Exploration of Potential Development Areas (2016 - 2018)

(a)Oil and water well testing in partnership with 3PL Operating Inc.

(b)Surface sampling conducted by our chief geologist Greg Kuzma (June 2016 to present day)

(c)Geophysical survey conducted by Zonge International Inc. (3/6/19 – present)

Phase 2 Beginning Exploration and Production Drilling (May 2019)

(a)Initial test and production drilling hole conducted by Welsco Inc. under the supervision of chief drilling engineer George Scheid.

Phase 3 Studying Geochemistry of Initial Drilling Results (June 2019)

(a)Chemistry, led by chief chemist Axel Drefahl

Current Exploration Plans

As stated above we began the drilling of the initial test and production hole in May 2019 and we intend to continue exploration upon the Company obtaining necessary financing for such exploration. The Company intends to fund the exploration program through a series of equity or debt private placements to accredited investors or through the seeking of joint venture partners.

Exploratory Team

Below are individuals and companies that the Company currently intends to use for exploration work and their qualifications.

Welsco Drilling Corp - Drilling Contractor:

Welsco Drilling Corporation brings 50 years of experience conducting geothermal, water well, and mineral exploration to our project. Welsco began operation with an old cable tool back in 1973. The Corporation continued to drill water wells and provide pump services until the early 80s where work began with its first geothermal steam project. Since that time Welsco has honed its skills in the Geothermal Steam arena, has completed a multitude of water well projects and has added a 24-hour pump service.

John Young and Matt Dusenberry – Permitting

John Young has been the Principal Environmental Services Specialist at Great Basin Environmental Services, LLC for over 5 years, providing environmental permitting and consulting services to the exploration and mining industry. Before that, he was vice president of Mining and Minerals at Tetra Tech, a leading provider of consulting and engineering services. He is a successful mining professional with a diverse background in planning and managing mineral exploration, mine development, remediation, reclamation, and mine closure operations. He has experience in construction, drilling, remediation, mine closure, reclamation, environmental permitting, environmental compliance, NEPA, and regulatory oversight. He has experience with precious metals, base metals, and industrial mineral and is a National Instrument 43-101 Compliant Qualified Party.

Matt Dusenberry obtained an M.S. in land Rehabilitation from Montana State University and has more than 7 years’ experience including mine permitting and environmental design, laboratory and field instrumentation, and soil and groundwater data collection, analysis and research. Matt has assisted with development of approximately 10 integrated permit application documents. He has prepared AutoCAD drawings, narrative plans, and detailed databases in Excel to support permitting of mining operations on Bureau of land Management and private lands in Nevada. He has assisted principals in preparing a plan of operations, environmental assessment, water pollution control permits, reclamation plans and cost estimates to support financial assurance and bonding, an environmental assessment, air emissions inventories and permit applications, Spill Prevention Control and Countermeasures Plans (SPCC), and Stormwater Pollution Prevention Plans (SWPPP) for both copper and gold mining operations in Nevada. Matt assisted with a comprehensive review of international reclamation and closure practices and standards for a major international gold mining company, performed a geotechnical investigation of faults in California and conducted vegetation surveys in Nevada.

Chris Facque – Water Rights Manager

Chris Facque is the lead Water Right Specialist with Farr West Engineering. Chris manages the water rights for a variety of clients throughout Nevada. He is experienced in all aspects of water rights, including research, permit filings, title assignment, survey monitoring and mapping, forfeiture prevention, proofs, and permit compliance. Chris graduated with a degree in Political Science at the University of Nevada, Reno (UNR) in 2005. In 2005 Chris began working for Tri State Surveying, Ltd., increasing the depth of his knowledge while working on several Northern Nevada water rights projects. Chris is proficient in drafting water rights maps, and is a Certified Survey Technician through the National Society of Professional Surveyors. Chris has worked with several Nevada County Recorders and other agencies, including the Truckee Carson Irrigation District, the Southern Nevada Water Authority and California Water Resources Control Board. Over the course of his 10 year involvement with water rights, he has acquired extensive experience in managing water rights projects from agricultural to mining to wildlife.

Zonge International – Geophysical Survey Operator

The company was formed in 1972 by Kenneth L. Zonge who developed the complex resistivity (CR) investigation method, demonstrated its uses for natural-resource exploration, and became the first to build a microprocessor-based electromagnetic (EM) receiver in the early 1970s. Today, Zonge serves as a resource to exploration managers, engineers and independent consultants in three application areas— exploration, environmental and geotechnical. The company performs hundreds of projects each year involving seismic, magnetics, gravity and other geophysical methods, in addition to the EM methods it helped establish. Formerly Zonge Engineering and Research Organization, the company changed its name to Zonge International in 2011.

George Scheid- Chief Drilling Engineer:

Mr. Scheid currently serves as Senior Driller Project Manager at Teton Energy Services and brings more than 30 years of experience managing onsite drilling operations in the exploration and mining industry. For the last 14 years he has worked as drilling project manager, first with Omat Nevada, then with Thermasource, Inc, where he managed onsite drilling and work-over projects. He reviewed and evaluated mud reports, bit records, and drilling operations to prepare daily status reports for distribution and made real-time adjustments to equipment and strategies relevant to drilling conditions.

Greg Kuzma- Chief Geologist:

Mr. Kuzma is the Director of Exploration for the Company. Mr. Kuzma is a graduate of the University of Southern California and is a well-respected and highly skilled exploration geologist with over 30 years’ experience. Mr. Kuzma has consulted with numerous mining groups and spent 12 years as Senior Project Geologist in Nevada for Teck Resources. Mr. Kuzma has extensive experience in the Southwest United States, Mexico, El Salvador and Argentina. He has evaluated, designed, managed and implemented over 40 drill programs within Nevada’s Great Basin.

Ross Leisinger - Geologist:

Mr. Leisinger has more than 30 years of experience in the exploration and mining industry and has participated in numerous projects from initial project conception through production. He also has decades of experience liaising with local and federal authorities as well as establishing and operating mining businesses in Nevada and abroad.

Vincent Ramirez – Engineer and Advisor:

Mr. Ramirez is the CEO of 3PLOperating Co., Inc. a private mining group company, and was the former Chairman of Vostochnaya Transnational, Lead Exploration and Operations Geologist for Shell Oil and Exploration Geologist for Shell Western E&P Inc. Vincent Ramirez has an M.A. degree in Geology from UC Santa Barbara. He has drilled 61 oil and gas wildcats worldwide, including 44 discoveries. While at Shell Oil, Vincent also was the Operations Manager for the San Joaquin Basin, and he was the appointed Structural Geology instructor at the Shell Research Lab. Vincent discovered and developed several oil fields in central Siberia during 10 years with the Lundin Group. During this time, he transformed an oil company from bankruptcy to $850 Million in value, drilled the highest-producing well in Russia (11,500 BOPD), and drilled the first multi-lateral wells in Russia, while overseeing 350 employees as CEO. He has published extensively on structural geology subjects, including the San Andreas Fault, Ridge Basin, the California Coast Ranges, and Obduction Tectonics.

Axel Drefahl – Chief Chemist

Dr. Axel Drefahl is ABMC’s director of chemistry/extraction. His interests include understanding nanostructure diversity and how it inspires and launches smart and flexible applications towards a sustainable future. His previous work includes roles as a metallurgical research scientist at Cycladex and a cheminformatician at Axeleratio, and metallurgical assay chemist and informatician at Comstock Mining Inc. He is also the project founder at CurlySMILES, a chemical line notation which extends SMILES with annotations for storage, retrieval and modeling of interlinked, coordinated, assembled and adsorbed molecules in supramolecular structures and nanodevices. Axel’s work comprises web design and software development for virtual, high-throughput screening, combinatorial materials design and problem-driven nanostructure-search algorithms. He received his Ph.D. in Cheminformatics/Molecular Modeling from Technical University Munich in 1989 and continued his post-doctorate at Stanford University.

William Hunter – Director, and CFO of AMCI, previous head of mining for Jefferies:

Mr. Hunter received his B.S. from DePaul University in Chicago and an MBA with distinction from the Kellstadt School of Business at DePaul University. Mr. Hunter is an experienced financial executive with over 20 years of advisory and capital markets experience. Bill led the Americas Banking team at Nomura where he advised Mitsui in their acquisition of a minority interest in the Moatize Coal Mining complex from Vale and Globe Specialty Metals in their $3.1 billion ‘merger of equals’ transaction with FerroAtlantica. Before Nomura he led the team at Jefferies and did numerous transactions for companies like Alpha Natural Resources, Fortescue Metals Group and Murray Energy.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares of common stock are eligible for quotation on the OTC Markets Group under the symbol “ABML.” Quotations for our securities represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

On December 20, 2019, the closing price of our Common Stock as reported by the OTC Markets Group was $0.029 per share.

Holders

As of December 20, 2019, we have approximately 52 shareholders including our directors and officers. One such holder is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of Common Stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Stock Options, Warrants and Rights

As at September 30, 2019, ABMC has potentially issuable shares of common stock as follows:

•8,925,334 potentially issuable shares of common stock from share purchase warrants issued with an exercise price that ranges from $0.001 to $0.10 per share; and

•In addition, the Company had 11,168,816 shares issuable based on convertible notes which have a conversion price based on a discount to the market price of the Company’s stock prior to conversion.

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

Recent Sales of Unregistered Securities

On July 8, 2019, the Company issued 1,650,000 common shares with a fair value of $396,000 for consulting services.

On July 9, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $160,000 with a purchase price of $160,000 to Odyssey Capital Funding LLC. The note is due July 9, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest closing bid price of the Company’s common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On July 11, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount of $50,000 with a purchase price of $50,000 to Sunshine Equity Partners LLC. The note is due July 11, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On July 15, 2019, the Company issued 1,352,240 common shares with a fair value of $311,015 as part of a conversion of $190,000 of convertible notes payable, $11,192 of accrued interest and derivative liability of $133,574.

On July 29, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount of $53,000 with a purchase price of $53,000 to Power Up Lending Group Ltd. The note is due June 15, 2020. The holder shall have the right from time to time, and at any time during the period beginning one hundred seventy (170) days from the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest closing bid price of common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On August 1, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $175,000 with a purchase price of $175,000 to Auctus Fund, LLC. The note is due August 1, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest volume weighted average price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On August 1, 2019, the Company issued 300,000 common shares with a fair value of $54,000 for consulting services.

On August 8, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $105,000 with a purchase price of $105,000 to Adar Alef, LLC. The note is due August 8, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest trading price of the Company’s common stock during the prior fifteen (15) trading day period including the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On August 12, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $105,000 with a purchase price of $105,000 to Black Ice Advisors, LLC. The note is due August 12, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest trading price of the Company’s common stock during the prior fifteen (15) trading day period including the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On August 21, 2019, the Company issued 1,500,000 common shares with a fair value of $226,500 for consulting services including 1,000,000 common shares with a fair value of $151,000 to the Chief Executive Officer of the Company.

On August 28, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $110,000 with a purchase price of $100,000 to LG Capital Funding, LLC. The note is due August 28, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest closing bid price of the Company’s common stock during the prior twenty (20) trading day period including the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 140% of the face amount plus any accrued interest as of date of prepayment. The default rate on the note is 24% per annum.

On August 28, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $35,200 with a purchase price of $32,000 to BHP Capital NY Inc. The note is due May 28, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 62% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On August 28, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $35,200 with a purchase price of $32,000 to Jefferson Street Capital LLC. The note is due May 28, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On September 13, 2019, the Company issued 200,000 common shares with a fair value of $14,000 for consulting services.

On September 17, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $150,000 with a purchase price of $141,000 to EMA Financial, LLC. The note is due January 17, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal 68% of the lowest traded price for the Common Stock during the twenty (20) consecutive trading days on which at least 100 shares of Common Stock were traded including and immediately preceding the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On September 24, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount $48,000 with a purchase price of $48,000 to Power Up Lending Group Ltd. The note is due September 24, 2020. The holder shall have the right from time to time, and at any time during the period beginning one hundred seventy (170) days from the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest closing bid price of common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

From July 1, 2019 through September 30, 2019, the Company issued 12,793,165 common shares for the conversions of $825,975 in principal of convertible notes and $66,561 of accrued interest.

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

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended September 30, 2019.

ITEM 6. Selected Financial Data

Not required.

ITEM 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2019 $	September 30, 2018 $
Current Assets	57,444	308,769
Current Liabilities	4,879,614	2,741,281
Working Capital (Deficit)	(4,822,170)	(2,432,512)

Cash Flows

	September 30, 2019 $	September 30, 2018 $
Cash Flows used in Operating Activities	(3,432,069)	(993,422)
Cash Flows used in Investing Activities	-	(10,200)
Cash Flows from Financing Activities	3,316,671	1,117,250
Net increase (decrease) in Cash During Period	(115,398)	113,628

Operating Revenues

During the years ended September 30, 2019 and 2018, the Company did not record any revenues from operations.

Operating Expenses and Net Loss

During the year ended September 30, 2019, the Company incurred operating expenses of $10,486,623 compared to $5,588,730 during the year ended September 30, 2018. The increase in operating expenses is due to an increase in exploration costs of $809,382 relating to the Company’s additional work on the Nye County property, an increase of $3,057,834 of management and consulting fees which includes stock-based compensation costs, an increase of $131,324 for general and administrative expenses as the Company had more operating activity in the current year compared to the prior year, an increase of $451,254 of payroll costs for employees used by the Company, and $678,976 increase in legal fees due to use of a full time lawyer during the year and for the overall increase in business activity in the Company during the year. The increases were offset by a decrease of $153,200 for an impairment loss recorded in fiscal 2018 relating to capitalized mineral properties that were not supportable.

The Company incurred a net loss of $12,625,204 for the year ended September 30, 2019 compared to a net loss of $6,048,092 for the year ended September 30, 2018. In addition to operating expenses, the Company incurred interest and accretion expense of $2,241,933 during the year ended September 30, 2019 compared to $293,401 for the year ended September 30, 2018. The increase is due to the fact that the Company entered into more convertible notes during the current year which resulted in more interest expense and a larger accretion amount given that the majority of the convertible notes had variable conversion rates resulting in derivative liabilities. The Company also recorded a loss of $218,922 for the change in the fair value of derivative liabilities compared to $165,961 for the year ended September 30, 2018 due in part to a larger convertible note balance which resulted in more variations in the fair value of the derivative liabilities on a period-to-period basis. Finally, the Company recorded a gain on the settlement of debt of $571,962 due to the full conversion and settlement of outstanding convertible notes payable due in part to a large derivative liability balance which would reverse upon full conversion of the notes.

The Company incurred a net loss of $12,625,204, or $0.11 loss per share, during the year ended September 30, 2019 compared to a net loss of $6,048,092, or $0.07 loss per share, during the year ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash of $7,371 and total assets of $92,694 compared to cash of $122,769 and total assets of $308,769 as at September 30, 2018. The decrease in cash and total assets was due to the fact that the Company used the financing from convertible notes for operating activities including work spent on the Company’s mineral properties and overhead costs.

As of September 30, 2019, the Company had total liabilities of $4,880,156 compared to total liabilities of $2,741,281 as at September 30, 2018. The increase in total liabilities is due to an increase in the derivative liabilities of $2,636,227 due to an increase in the number of convertible notes outstanding during the current year and the fact that the majority of the convertible notes in fiscal 2019 had variable conversion rates. The increase was offset by a decrease in the carrying value of convertible notes payable of $448,762 due in part to a greater amount of convertible notes being entered into near the end of the fiscal year which resulted in a full discount of the carrying value due to the fair value of the derivative liability at the onset of the convertible note. As at September 30, 2019, the Company had total face value of convertible debentures of $3,643,259 compared to total face value of convertible notes of $1,380,822 at September 30, 2018. In addition, the Company had an increase of $76,018 in accounts payable and accrued liabilities offset by a decrease of $124,608 in amounts due to related parties which are related to timing differences between payment of outstanding obligations as they become due.

As of September 30, 2019, the Company has a working capital deficit of $4,822,170 compared to a working capital deficit of $2,432,512 as at September 30, 2018. The increase in the working capital deficit is due to the use of convertible debentures to pay for operating expenditures which increases the overall working capital deficit as the Company is still in development stage and has not commenced any cash flows from its operations.

During the year ended September 30, 2019, the Company issued 26,700,000 common shares with a fair value of $7,093,110 for services and 22,396,684 common shares with a fair value of $3,141,894 for the conversion of outstanding notes payable. Furthermore, the Company cancelled 10,0000,000 common shares and issued 250,000 common shares as part of its joint venture agreement with CINC Industries Inc. During the year ended September 30, 2018, the Company issued 1,000,000 common shares with a fair value of $143,000 to acquire mineral properties located in Nye County, Nevada, issued 500,000 common shares as a donation with a fair value of $75,000, issued 716,666 common shares for the issuance of convertible notes and exercise of cashless warrants, issued 31,340,000 common shares for services with a fair value of $3,199,950, and issued 4,874,783 common shares pursuant to the conversion of notes payable with a fair value of $560,550. In addition, the Company also cancelled 3,600,000 common shares and replaced those shares with the issuance of 3,600,000 share purchase warrants.

Cashflows from Operating Activities

During the year ended September, 30 2019, the Company used $3,432,069 of cash for operating activities compared to $993,422 of cash for operating activities during the year ended September 30, 2018. The increase in the use of cash for operating activities was due to additional costs incurred during the year due to an overall increase in day-to-day transactions and costs.

Cashflows from Investing Activities

During the year ended September 30, 2019, the Company used cash of $nil for investing activities compared to use of $10,200 for acquisition of mineral properties during the year ended September 30, 2018.

Cashflows from Financing Activities

During the year ended September 30, 2019, the Company received $4,800,502 of cash from issuance of notes payable less repayment of $1,483,831 compared to proceeds of $1,117,250 of cash from financing activities from notes payable during the year ended September 30, 2018.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Consolidated Financial Statements

For the Years Ended September 30, 2019 and 2018

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

American Battery Metals Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Battery Metals Corporation (formerly Oroplata Resources, Inc.) (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2019 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016

Farmington, Utah

December 27, 2019

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Consolidated Balance Sheets

	September 30, 2019 $	September 30, 2018 $
ASSETS

Current assets

Cash	7,371	122,769
Prepaid expenses	50,073	186,000

Total current assets	57,444	308,769

Investment in joint venture	35,250	–

Total assets	92,694	308,769

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	585,797	509,779
Due to related parties	458,269	582,877
Derivative liability	3,437,200	800,973
Notes payable, net of unamortized discount of $3,094,911 and $533,170, respectively	398,348	847,652

Total current liabilities	4,879,614	2,741,281

Notes payable, non-current portion, net of unamortized discount of $149,458 and $nil, respectively	542	–

Total liabilities	4,880,156	2,741,281

STOCKHOLDERS’ DEFICIT

Common Stock Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 132,678,133 and 93,331,449 common shares, respectively	132,678	93,331
Additional paid-in capital	44,970,398	34,739,491
Deficit	(49,890,538)	(37,265,334)

Total stockholders’ deficit	(4,787,462)	(2,432,512)

Total liabilities and stockholders’ equity (deficit)	92,694	308,769

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Consolidated Statements of Operations

	For the year ended September 30, 2019 $	For the year ended September 30, 2018 $
Revenues	–	–

Expenses

Exploration costs	1,037,035	227,653
General and administrative	9,449,588	5,207,877
Impairment of mineral property	–	153,200

Net loss before other income (expense)	(10,486,623)	(5,588,730)

Other income (expense)

Interest expense	(2,491,621)	(293,401)
Change in fair value of derivative liability	(218,922)	(165,961)
Gain on settlement of debt	571,962	–

Total other income (expense)	(2,138,581)	(459,362)

Net loss	(12,625,204)	(6,048,092)
Net loss per share, basic and diluted	(0.11)	(0.07)
Weighted average shares outstanding, basic and diluted	112,948,676	82,297,005

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Consolidated Statement of Stockholders’ Deficit

	Common Shares			Additional Paid-In Capital $	Deficit $	Total $
	Number	Amount $	.+

Balance, September 30, 2017	58,500,000	58,500		29,892,737	(31,217,242)	(1,266,005)

Shares issued to acquire mineral property	1,000,000	1,000		142,000	–	143,000

Shares issued for services	31,340,000	31,340		3,168,610	–	3,199,950

Shares issued for conversion of notes payable and accrued interest	4,874,783	4,874		555,676	–	560,550

Shares issued as donation	500,000	500		74,500	–	75,000

Shares issued for interest expense	50,000	50		7,450	–	7,500

Shares issued for warrant exercise	666,666	667		(667)	–	–

Share cancellation	(3,600,000)	(3,600)		3,600	–	–

Fair value of share purchase warrants	–	–		887,007	–	887,007

Fair value of beneficial conversion feature	–	–		8,578	–	8,578

Net loss for the year	–	–		–	(6,048,092)	(6,048,092)

Balance, September 30, 2018	93,331,449	93,331		34,739,491	(37,265,334)	(2,432,512)

Shares issued for services	26,700,000	26,700		7,066,410	–	7,093,110

Shares issued for joint venture	250,000	250		35,000	–	35,250

Cancellation of shares	(10,000,000)	(10,000)		10,000	–	–

Shares issued pursuant to note conversion	22,396,684	22,397		3,119,497	–	3,141,894

Net loss for the year	–	–		–	(12,625,204)	(12,625,204)

Balance, September 30, 2019	132,678,133	132,678		44,970,398	(49,890,538)	(4,787,462)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Consolidated Statements of Cash Flows

	For the year ended September 30, 2019	For the year ended September 30, 2018
Operating Activities

Net loss	(12,625,204)	(6,048,092)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	2,241,933	194,234
Change in fair value of derivative liability	218,922	165,961
Discount on convertible notes payable	198,602	–
Fair value of share purchase warrants issued	–	887,007
Gain on settlement of debt	(571,962)	–
Impairment of mineral property	–	153,200
Shares issued as a donation	–	75,000
Shares issued for interest expense	–	7,500
Shares issued for services	7,093,110	3,199,950

Changes in operating assets and liabilities:
Prepaid expenses	135,927	(133,500)
Accounts payable and accrued liabilities	199,813	140,687
Due to related parties	(124,608)	364,631

Net Cash Used In Operating Activities	(3,432,069)	(993,422)

Investing Activities

Mineral property costs	–	(10,200)

Net Cash Used In Investing Activities	–	(10,200)

Financing Activities
Proceeds from issuance of convertible notes payable	4,800,502	1,117,250
Repayment on notes payable	(1,483,831)	–

Net Cash Provided By Financing Activities	3,316,671	1,117,250

Change in Cash	(115,398)	113,628
Cash – Beginning of Period	122,769	9,141
Cash – End of Period	7,371	122,769

Non-cash investing and financing activities:
Discount on convertible debenture	198,602	74,033
Original issue discount on convertible debentures	99,750	70,750
Shares issued on the exercise of cashless warrants	–	667
Shares issued for joint venture	35,250	–
Shares issued to settle accrued interest	123,795	43,371
Shares issued for acquisition of mineral property	–	143,000
Shares issued for conversion of debt	3,018,099	517,179

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

1. Organization and Nature of Operations

American Battery Metals Corporation (formerly Oroplata Resources Inc.) (“the Company”) was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company had a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. The Company has no current intention to operate under this subsidiary. On July 26, 2016, the Company incorporated LithiumOre Corporation (formerly Lithortech Resources Inc.), a Nevada company, as a wholly-owned subsidiary. On July 5, 2019, the Company incorporated ABMC AG, LLC, a Nevada company as a wholly-owned subsidiary. The Company currently holds mineral rights in the Western Nevada Basin of Nye County in the state of Nevada. The Company once owned mineral rights in the Dominican Republic but has no information as to whether those mineral rights have expired and currently has no intention of pursuing such claims.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2019, the Company has not earned revenue, has a working capital deficit of $4,822,170, and an accumulated deficit of $49,890,538. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (See Note 1 regarding this subsidiary) and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABMC AG, LLC. All inter-company accounts and transactions have been eliminated on consolidation.

(b)Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2019, and 2018, there were no cash equivalents.

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

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

2. Summary of Significant Accounting Policies (continued)

(c)Use of Estimates (continued)

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

(e)Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2018, the Company has 20,094,150 (2018 – 8,925,334) potentially dilutive shares, which their inclusion in EPS would be anti-dilutive due to the Company’s net loss.

(f)Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions, if any, would primarily be undertaken in Canadian dollars. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters as follows:

1.Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date

2.Equity at historical rates

3.Revenue and expense items at the average rate of exchange prevailing during the period

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

2. Summary of Significant Accounting Policies (continued)

(f)Foreign Currency Translation (continued)

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income. Gains and losses from foreign currency transactions are included in earnings in the period of settlement.

(g)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2019 and 2018, the Company has no items representing comprehensive income or loss.

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

2. Summary of Significant Accounting Policies (continued)

(i)Financial Instruments (continued)

The following table provides a summary of the fair value of the Company’s derivative liabilities as of September 30, 2019 and September 30, 2018:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2019:
Liabilities
Derivative liabilities	$-	$-	$3,437,200

As of September 30, 2018:
Liabilities
Derivative liabilities	$-	$-	$800,973

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

Due to the Company’s net loss position from inception on October 6, 2011 to September 30, 2019, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at September 30, 2019 and 2018.

(k)Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued on the grant date. As at September 30, 2019 and 2018, the Company did not grant any stock options.

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

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable

(a)On February 16, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $250,000. The aggregate principal amount owed of $250,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.10 per share. In September 2017, the conversion price was amended to $0.115 per share. On December 11, 2017, the due date for all tranches was extended to December 11, 2018. On May 23, 2018, the Company issued 817,391 common shares for the conversion of $94,000 of note payable and $nil of interest payable. On November 6, 2018, the Company issued 443,478 common shares for the conversion of $38,822 of note payable. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $38,822), and accrued interest of $29,999 (September 30, 2018 - $29,999) has been recorded in accounts payable and accrued liabilities.

(b)On July 25, 2017, the Company entered into a loan agreement with a non-related party for proceeds up to $550,000. On July 25, 2017 the Company received proceeds of $44,000, net of issuance fees of $4,000. On August 17, 2017, the Company received proceeds of $110,000, net of issuance fees of $10,000. The aggregate principal amount owed of $154,000 is secured, bears interest at 10%, is due one year after the date of funding for each tranche, and is convertible into common shares of the Company at $0.115 per share. On October 23, 2017, the Company received proceeds of $82,500, net of issuance costs of $7,500. On December 1, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On December 11, 2017, the due date was extended to December 11, 2018. On December 15, 2017, the Company received proceeds of $55,000, net of issuance costs of $5,000. On February 9, 2018, the Company received proceeds of $56,100, net of issuance costs of $5,100. On November 20, 2018, the Company issued 420,870 common shares for the conversion of $44,000 of note payable and $4,400 of accrued interest. On December 13, 2018, the Company issued 448,696 common shares for the conversion of $51,600 of note payable. On December 21, 2018, the Company issued 420,870 common shares for the conversion of $48,400 of notes payable. On February 7, 2019, the Company issued 434,783 common shares for the conversion of $39,000 of notes payable. On June 24, 2019, the Company issued 869,565 common shares for the conversion of $100,000 of notes payable. On June 24, 2019, the Company issued 1,414,000 common shares for the conversion of $136,100 of notes payable. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $397,825), the unamortized discount on the note is $nil (September 30, 2018 - $4,775), and accrued interest of $24,596 (September 30, 2018 - $28,060) has been recorded in accounts payable and accrued liabilities.

(c)On April 3, 2018, the Company entered into a loan agreement with a non-related party for $85,800, net of an original issue discount of $7,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 15, 2019, and is convertible into common shares at $0.15 per share until October 3, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest closing bid price during the fifteen trading days prior to conversion. Upon the due date on January 15, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. During the year ended September 30, 2019, the Company issued 1,105,708 common shares for the conversion of $85,800 of note payable and $4,680 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $82,892), the unamortized discount on the note is $nil (September 30, 2018 - $2,908), and accrued interest of $nil (September 30, 2018 - $5,106) has been recorded in accounts payable and accrued liabilities.

(d)On April 9, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bear interest at 10% per annum, are due on April 8, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. During the year ended September 30, 2019, the Company issued 2,044,753 common shares for the conversion of $150,000 of notes payable and $6,562 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $13,524), the unamortized discount on the note is $nil (September 30, 2018 - $136,476), accrued interest of $nil (September 30, 2018 - $7,125) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $170,764).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(e)On April 20, 2018, the Company entered into a loan agreement with a non-related party for $58,800, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on January 30, 2019, and is convertible into common shares at $0.15 per share until October 20, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on January 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On October 25, 2018, the Company issued 869,285 common shares for the conversion of $58,800 of note payable and $3,180 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $56,317), the unamortized discount on the note is $nil (September 30, 2018 - $2,483), and accrued interest of $nil (September 30, 2018 - $3,170) has been recorded in accounts payable and accrued liabilities.

(f)On May 25, 2018, the Company entered into a loan agreement with a non-related party for $150,000, net of an original issue discount of $2,500, of which $75,000 is a front-end note and $75,000 is a back-end note. The amounts owing are unsecured, bears interest at 10% per annum, and are due on May 25, 2019, and are convertible into common shares at 66% of the lowest trading price for the twenty trading days prior to conversion. On January 8, 2019, the Company issued 708,006 common shares for the conversion of $75,000 of note payable and $4,438 of accrued interest. On February 22, 2019, the Company issued 629,833 common shares for the conversion of $75,000 of note payable and $4,438 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $129,177), the unamortized discount on the note is $nil (September 30, 2018 - $20,823), accrued interest of $nil (September 30, 2018 - $5,301) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $168,191).

(g)On June 11, 2018, the Company entered into a loan agreement with a non-related party for $60,500 net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 30, 2019, and is convertible into common shares at $0.15 per share until November 11, 2018 (180 days following the issuance date of the loan) when the conversion price is equal to 75% of the lowest trading price during the fifteen trading days prior to conversion. Upon the due date on March 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On December 7, 2018, the Company repaid $60,500 of note payable and $3,600 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $54,591), the unamortized discount on the note is $nil (September 30, 2018 - $5,909), and accrued interest of $nil (September 30, 2018 - $2,228) has been recorded in accounts payable and accrued liabilities.

(h)On June 18, 2018, the Company entered into a loan agreement with a non-related party for proceeds up to $165,000. On June 26, 2018, the Company received proceeds of $55,000, net of an original issue discount of $5,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. On December 12, 2018, the Company repaid $55,000 of note payable and $2,658 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $1,900), the unamortized discount on the note is $nil (September 30, 2018 - $53,100), accrued interest of $nil (September 30, 2018 - $1,567) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $92,012).

(i)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $82,500, net of an original issue discount of $7,500. On July 17, 2018, the Company received the proceeds of the loan. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On January 9, 2019, the Company repaid $67,500 of notes payable and $4,699 of accrued interest. On January 14, 2019, the Company issued 180,180 common shares for the conversion of $15,000 of notes payable. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $16,550), the unamortized discount on the note is $nil (September 30, 2018 - $65,950), accrued interest of $nil (September 30, 2018 - $2,495) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30 2018 - $87,288). Refer to Note 9(h).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(j)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On July 17, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 12% per annum, is due on March 29, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 75% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on March 29, 2019, if the loan remains unpaid, the interest will increase to 24% per annum. On January 9, 2019, the Company repaid $12,500 of notes payable and $1,575 of accrued interest. On January 11, 2019, the Company issued 180,181 common shares for the conversion of $15,000 of notes payable. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $669), the unamortized discount on the note is $nil (September 30, 2018 - $26,831), accrued interest of $nil (September 30, 2018 - $835) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $29,335). Refer to Note 9(g).

(k)On June 29, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. On August 31, 2018, the Company received proceeds of $25,000, net of an original issue discount of $2,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 65% of the lowest trading price for the twenty trading days prior to conversion. Upon the due date on June 18, 2019, if the loan remains unpaid, the interest will increase to 15% per annum. On March 19, 2019, the Company issued 110,000 common shares for conversion of $9,400 of notes payable. On May 8, 2019, the Company issued 184,930 common shares for conversion of $18,100 of notes payable and $1,742 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $306), the unamortized discount on the note is $nil (September 30, 2018 - $27,194), accrued interest of $nil (September 30, 2018 - $306) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $51,080).

(l)On July 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $58,800. On July 12, 2018, the Company received proceeds of $50,000, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on April 30, 2019, and is convertible into common shares at $0.15 per common share until January 10, 2019 when the conversion price is equal to 75% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on April 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On January 4, 2019, the Company repaid $58,800 of notes payable and $3,499 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $54,618), the unamortized discount on the note is $nil (September 30, 2018 - $4,182), accrued interest of $nil (September 30, 2018 - $1,604) has been recorded in accounts payable and accrued liabilities.

(m)On September 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $53,000. On July 12, 2018, the Company received proceeds of $47,200, net of an original issue discount of $5,800. The amount owing is unsecured, bears interest at 12% per annum, is due on June 30, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 61% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 61% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on June 30, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On February 19, 2019, the Company repaid $53,000 of notes payable and $2,809 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $353), the unamortized discount on the note is $nil (September 30, 2018 - $52,647), accrued interest of $nil (September 30, 2018 - $353) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $52,223).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(n)On September 27, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $130,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 27, 2019, and is convertible into common shares at the lesser of (i) $0.15 per common share, (ii) 60% of the lowest trading price for the fifteen trading days prior to the date of the note, or (iii) 60% of the lowest trading price for the fifteen trading days prior to conversion. Upon the due date on September 27, 2019, if the loan remains unpaid, the interest will increase to 22% per annum. On March 21, 2019, the Company repaid $130,000 of notes payable and $6,283 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $108), the unamortized discount on the note is $nil (September 30, 2018 - $129,892), accrued interest of $nil (September 30, 2018 - $108) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $150,080).

(o)On October 16, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $43,000. The amount owing is unsecured, bears interest at 22% per annum, is due on July 30, 2019, and is convertible into common shares at 61% of the lowest trading price of the Company’s common stock in the ten trading days prior to the date of the notice of conversion. On March 26, 2019, the Company repaid $43,000 of notes payable and $4,204 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(p)On October 22, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $27,500. The amount owing is unsecured, bears interest at 10% per annum, is due on June 18, 2019, and is convertible into common shares at 61% of the lower of the lowest trading price or closing price of the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. If the conversion price is lower than $0.10 per share, an additional discount of 15% is added to the conversion price. On March 26, 2019, the Company repaid $27,500 of the notes payable and $1,184 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(q)On December 6, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $55,000. The amount owing is unsecured, bears interest at 12% per annum, is due on September 30, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. On May 29, 2019, the Company repaid $55,000 of the notes payable and $3,190 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(r)On December 6, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $265,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 6, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. On June 7, 2019, the Company repaid $265,000 of the notes payable and $12,923 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(s)On December 10, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $265,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 10, 2019, and is convertible into common shares at 68% of the lowest trading price for the Company’s common stock in the twenty trading days prior to the date of the notice of conversion. On June 11, 2019, the Company issued 552,381 shares for $75,000 of notes payable and $3,842 of accrued interest. On July 15, 2019, the Company issued 1,352,240 shares for $190,000 of notes payable and $11,192 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(t)On January 2, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on June 18, 2019. The note is also convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. On July 15, 2019, the Company issued 650,000 shares for $17,375 of notes payable. As at September 30, 2019, the carrying value of the note payable is $5,087 (September 30, 2018 - $nil), the unamortized discount on the note is $32,538 (September 30, 2018 - $nil), accrued interest of $4,015 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $57,213 (September 30, 2018 - $nil).

(u)On January 3, 2019, the Company issued a convertible note payable for $54,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 3, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. On August 30, 2019, the Company repaid $47,766 of notes payable and $2,234 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $6,061 (September 30, 2018 - $nil), the unamortized discount on the note is $173 (September 30, 2018 - $nil), accrued interest of $1,388 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $6,168 (September 30, 2018 - $nil).

(v)On January 4, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on October 30, 2019. The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. On June 28, 2019, the Company repaid $55,000 of notes payable and $3,190 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(w)On January 9, 2019, the Company issued a convertible note payable for $220,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the year ended September 30, 2019, the Company issued 2,852,379 shares for $165,000 of notes payable and accrued interest of $10,563. As at September 30, 2019, the carrying value of the note payable is $33,549 (September 30, 2018 - $nil), the unamortized discount on the note is $21,451 (September 30, 2018 - $nil), accrued interest of $4,088 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $48,047 (September 30, 2018 - $nil).

(x)On January 9, 2019, the Company issued a convertible note payable for $220,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the year ended September 30, 2019, the Company issued 2,997,561 shares for $120,000 of notes payable and accrued interest of $8,171. As at September 30, 2019, the carrying value of the note payable is $55,054 (September 30, 2018 - $nil), the unamortized discount on the note is $44,946 (September 30, 2018 - $nil), accrued interest of $7,211 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $98,753 (September 30, 2018 - $nil).

(y)On January 11, 2019, the Company issued a convertible note payable for $82,500. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on October 11, 2019. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the year ended September 30, 2019, the Company issued 988,687 shares for $70,000 of notes payable. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(z)On January 11, 2019, the Company issued a convertible note payable for $110,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on October 11, 2019. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the year ended September 30, 2019, the Company issued 1,602,691 shares for $110,000 of notes payable and $6,347 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(aa)On February 19, 2019, the Company issued a convertible note payable for $63,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on December 15, 2019. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. On August 8, 2019, the Company repaid $63,000 of notes payable and $3,570 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(bb)On March 18, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on March 18, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $33,264 (September 30, 2018 - $nil), the unamortized discount on the note is $236,736 (September 30, 2018 - $nil), accrued interest of $14,475 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $240,091 (September 30, 2018 - $nil).

(cc)On March 18, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on March 18, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $33,264 (September 30, 2018 - $nil), the unamortized discount on the note is $236,736 (September 30, 2018 - $nil), accrued interest of $14,475 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $240,091 (September 30, 2018 - $nil).

(dd)On March 26, 2019, the Company issued a convertible note payable for $53,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on February 15, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. On September 24, 2019, the Company repaid $53,000 of notes payable and $3,162 of accrued interest. As at September 30, 2019, the carrying value of the note payable is $nil (September 30, 2018 - $nil), the unamortized discount on the note is $nil (September 30, 2018 - $nil), accrued interest of $nil (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $nil).

(ee)On April 8, 2019, the Company issued a convertible note payable for $38,500. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on January 8, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $5,208 (September 30, 2018 - $nil), the unamortized discount on the note is $33,292 (September 30, 2018 - $nil), accrued interest of $1,839 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $31,405 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(ff)On April 8, 2019, the Company issued a convertible note payable for $38,500. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on January 8, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $5,208 (September 30, 2018 - $nil), the unamortized discount on the note is $33,292 (September 30, 2018 - $nil), accrued interest of $1,839 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $31,405 (September 30, 2018 - $nil).

(gg)On May 1, 2019, the Company issued a convertible note payable for $325,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on May 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $22,805 (September 30, 2018 - $nil), the unamortized discount on the note is $302,195 (September 30, 2018 - $nil), accrued interest of $13,451 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $284,348 (September 30, 2018 - $nil).

(hh)On May 1, 2019, the Company issued a convertible note payable for $325,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on May 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $22,805 (September 30, 2018 - $nil), the unamortized discount on the note is $302,195 (September 30, 2018 - $nil), accrued interest of $13,451 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $284,348 (September 30, 2018 - $nil).

(ii)On May 29, 2019, the Company issued a convertible note payable for $325,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on May 29, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $16,726 (September 30, 2018 - $nil), the unamortized discount on the note is $308,274 (September 30, 2018 - $nil), accrued interest of $10,924 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $289,004 (September 30, 2018 - $nil).

(jj)On June 3, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 30, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $3,488 (September 30, 2018 - $nil), the unamortized discount on the note is $51,512 (September 30, 2018 - $nil), accrued interest of $2,145 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $56,840 (September 30, 2018 - $nil).

(kk)On June 11, 2019, the Company issued a convertible note payable for $105,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 11, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $35,858 (September 30, 2018 - $nil), the unamortized discount on the note is $69,142 (September 30, 2018 - $nil), accrued interest of $3,179 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $93,716 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(ll)On June 12, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 12, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $3,075 (September 30, 2018 - $nil), the unamortized discount on the note is $51,925 (September 30, 2018 - $nil), accrued interest of $1,980 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $46,520 (September 30, 2018 - $nil).

(mm)On June 12, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 12, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $3,075 (September 30, 2018 - $nil), the unamortized discount on the note is $51,925 (September 30, 2018 - $nil), accrued interest of $1,980 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $46,520 (September 30, 2018 - $nil).

(nn)On June 13, 2019, the Company issued a convertible note payable for $75,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 15% per annum if the note is in default, and is due on June 17, 2020. The note is also convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $2,862 (September 30, 2018 - $nil), the unamortized discount on the note is $72,138 (September 30, 2018 - $nil), accrued interest of $2,229 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $71,671 (September 30, 2018 - $nil).

(oo)On June 21, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 17, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $56,011 (September 30, 2018 - $nil), the unamortized discount on the note is $213,989 (September 30, 2018 - $nil), accrued interest of $7,425 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $239,317 (September 30, 2018 - $nil).

(pp)On June 27, 2019, the Company issued a convertible note payable for $98,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 27, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $2,692 (September 30, 2018 - $nil), the unamortized discount on the note is $95,308 (September 30, 2018 - $nil), accrued interest of $2,532 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $91,469 (September 30, 2018 - $nil).

(qq)On June 27, 2019, the Company issued a convertible note payable for $58,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on June 27, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the ten trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $1,798 (September 30, 2018 - $nil), the unamortized discount on the note is $56,202 (September 30, 2018 - $nil), accrued interest of $1,798 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $59,759 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(rr)On July 9, 2019, the Company issued a convertible note payable for $160,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on July 9, 2020. The note is also convertible into common shares of the Company at 60% of the lowest closing bid price of the Company’s common shares for the fifteen trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $3,600 (September 30, 2018 - $nil), the unamortized discount on the note is $156,400 (September 30, 2018 - $nil), accrued interest of $3,600 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $169,527 (September 30, 2018 - $nil).

(ss)On July 11, 2019, the Company issued a convertible note payable for $50,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on July 11, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $1,317 (September 30, 2018 - $nil), the unamortized discount on the note is $48,683 (September 30, 2018 - $nil), accrued interest of $1,317 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $54,669 (September 30, 2018 - $nil).

(tt)On July 29, 2019, the Company issued a convertible note payable for $53,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on June 15, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the ten trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $1,078 (September 30, 2018 - $nil), the unamortized discount on the note is $51,922 (September 30, 2018 - $nil), accrued interest of $1,078 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $55,136 (September 30, 2018 - $nil).

(uu)On August 1, 2019, the Company issued a convertible note payable for $175,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest closing bid price of the Company’s common shares for the twenty prior trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $34,136 (September 30, 2018 - $nil), the unamortized discount on the note is $140,864 (September 30, 2018 - $nil), accrued interest of $2,868 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $158,571 (September 30, 2018 - $nil).

(vv)On August 8, 2019, the Company issued a convertible note payable for $105,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 8, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the prior fifteen trading days including the date of conversion. As at September 30, 2019, the carrying value of the note payable is $1,517 (September 30, 2018 - $nil), the unamortized discount on the note is $103,483 (September 30, 2018 - $nil), accrued interest of $1,517 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $113,820 (September 30, 2018 - $nil).

(ww)On August 12, 2019, the Company issued a convertible note payable for $105,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 12, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the prior fifteen trading days including the date of conversion. As at September 30, 2019, the carrying value of the note payable is $1,400 (September 30, 2018 - $nil), the unamortized discount on the note is $103,600 (September 30, 2018 - $nil), accrued interest of $1,400 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $113,725 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

3.Convertible Notes Payable (continued)

(xx)On August 28, 2019, the Company issued a convertible note payable for $35,200. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on May 28, 2020. The note is also convertible into common shares of the Company at 62% of the lower of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion and the lowest trading price of the Company’s common stock in the twenty days prior to the date of issuance. As at September 30, 2019, the carrying value of the note payable is $375 (September 30, 2018 - $nil), the unamortized discount on the note is $34,825 (September 30, 2018 - $nil), accrued interest of $375 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $35,083 (September 30, 2018 - $nil).

(yy)On August 28, 2019, the Company issued a convertible note payable for $35,200. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on May 28, 2020. The note is also convertible into common shares of the Company at 68% of the lower of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion and the lowest trading price of the Company’s common stock in the twenty days prior to the date of issuance. As at September 30, 2019, the carrying value of the note payable is $5,869 (September 30, 2018 - $nil), the unamortized discount on the note is $29,331 (September 30, 2018 - $nil), accrued interest of $375 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $30,617 (September 30, 2018 - $nil).

(zz)On August 28, 2019, the Company issued a convertible note payable for $110,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 28, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $978 (September 30, 2018 - $nil), the unamortized discount on the note is $109,022 (September 30, 2018 - $nil), accrued interest of $978 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $121,624 (September 30, 2018 - $nil).

(aaa)On September 17, 2019, the Company issued a convertible note payable for $150,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on January 17, 2021. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 68% of the lowest trading price in the prior twenty trading days on which at least 100 common shares of the Company were traded including the date of conversion. As at September 30, 2019, the carrying value of the note payable is $92 (September 30, 2018 - $nil), the unamortized discount on the note is $54,908 (September 30, 2018 - $nil), accrued interest of $542 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $152,239 (September 30, 2018 - $nil).

(bbb)On September 22, 2019, the Company issued the second tranche of the convertible note payable dated June 13, 2019 for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on September 24, 2020. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 65% of the lowest trading price in the prior twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $92 (September 30, 2018 - $nil), the unamortized discount on the note is $54,908 (September 30, 2018 - $nil), accrued interest of $92 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $59,287 (September 30, 2018 - $nil).

(ccc)On September 24, 2019, the Company issued a convertible note payable for $48,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on September 24, 2020. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 61% of the lowest trading price in the prior twenty trading days prior to the date of conversion. As at September 30, 2019, the carrying value of the note payable is $96 (September 30, 2018 - $nil), the unamortized discount on the note is $47,904 (September 30, 2018 - $nil), accrued interest of $96 (September 30, 2018 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $56,217 (September 30, 2018 - $nil).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

4.Related Party Transactions

(a)As of September 30, 2019, the Company owes $120,146 (September 30, 2018 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of September 30, 2019, the Company owes $85,500 (September 30, 2018 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of September 30, 2019, the Company owes $221,897 (September 30, 2018 - $280,639) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of September 30, 2019, the Company owes $30,726 (September 30, 2018 – $96,592) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.Investment in Joint Venture

On October 8, 2018, the Company entered into a joint venture agreement with CINC Industries Inc. (“CINC”), a Nevada company, for a period of five years whereby the joint venture will propagate the sale of a new process for extraction of lithium salt from salt brine solutions using CINC’s existing and future processing equipment. As part of the joint venture, each of CINC and the Company holds a 50% interest in the joint venture. No entity has been formed to serve as the joint venture entity and there has been no activity in the joint venture during the year ended September 30, 2019.

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

The joint venture is committed to acquiring a minimum amount of processing equipment, goods, accessories, and/or materials totaling: (i) $1,000,000 by October 8, 2020; (ii) $3,000,000 by October 8, 2021; (iii) $6,000,000 by October 8, 2022; and (v) $10,000,000 by October 8, 2023. In the event that the joint venture fails to meet the minimum amounts above, the Company will lose the exclusive right to market, promote and sell the processing equipment provided by CINC. As part of the joint venture agreement, the Company issued 250,000 common shares to CINC with a fair value of $35,250. Refer to Note 7.

As at September 30, 2019, the Company is raising additional financing to fund the future day-to-day operations of the joint venture as noted above.

6.Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures as disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the year ended September 30, 2019, the Company recorded a loss on the change in the fair value of derivative liability of $218,922 (2018 - $165,961). As at September 30, 2019, the Company recorded a derivative liability of $3,437,200 (September 30, 2018 - $800,973).

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

6.Derivative Liabilities (continued)

The following inputs and assumptions were used to value the derivative liabilities outstanding during the years ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Expected volatility	75-151%	133-156%
Risk free rate	1.75%	2.59%
Expected life (in years)	0.2-1.0	0.5-1.0

A summary of the activity of the derivative liability is shown below:

$
Balance, September 30, 2017	-
Derivative additions associated with convertible notes	1,035,610
Adjustment for conversion	(400,598)
Mark-to-market adjustment at September 30, 2018	165,961
Balance, September 30, 2018	800,973
Derivative additions associated with convertible notes	3,772,666
Adjustment for conversion	(1,355,361)
Mark to market adjustment at September 30, 2019	218,922

Balance, September 30, 2019	3,437,200

7.Common Shares

The Company’s authorized common stock consists of 500,000,000 shares of common stock, with par value of $0.001.

Year Ended September 30, 2018

•On December 5, 2017, the Company issued 578,696 common shares as part of a conversion of $66,550 of convertible notes payable and accrued interest.

•On December 18, 2017, the Company cancelled 1,000,000 common shares issued to the Chief Executive Officer of the Company which was previously issued in error.

•On December 29, 2017, the Company issued 19,700,000 common shares with a fair value of $1,970,000 for services, including 5,000,000 common shares to the Chief Executive Officer of the Company, and 4,000,000 common shares to directors of the Company. In addition, the Company also issued 1,000,000 common shares to the Chief Executive Officer of the Company to replace the common shares that were previously issued in error and cancelled on December 18, 2017.

•On January 29, 2018, the Company issued 3,600,000 common shares with a fair value of $360,000 to the directors of the Company for director fees with a fair value of $180,000, of which $45,000 has been recorded in prepaid expense as at September 30, 2018. In addition, the Company issued 2,400,000 common shares for consulting services with a fair value of $240,000, of which $60,000 has been recorded as prepaid expense as at September 30, 2018

•On January 29, 2018, the Company issued 1,440,000 common shares for professional fees with a fair value of $144,000.

•On February 2, 2018, the Company issued 578,696 common shares as part of a conversion of $66,550 of convertible notes payable and accrued interest.

•On March 8, 2018, the Company issued 2,000,000 common shares to officers of the Company for management fees with a fair value of $190,000, of which 1,000,000 common shares were issuable on each of January 1, 2018 and June 1, 2018.



AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

7.Common Shares (continued)

•On March 8, 2018, the Company issued 350,000 common shares for consulting services with a fair value of $33,250.

•On April 19, 2018, the Company issued 717,391 common shares as part of a conversion of $82,500 of convertible notes payable and accrued interest.

•On May 11, 2018, the Company issued 1,052,174 common shares as part of a conversion of $121,100 of convertible notes payable and accrued interest.

•On May 23, 2018, the Company issued 817,391 common shares as part of a conversion of $94,000 of convertible notes payable and accrued interest.

•On June 22, 2018, the company issued 666,666 common shares for proceeds of $667 pursuant to the exercise of warrants.

•On July 9, 2018, the Company issued 1,850,000 restricted common shares with a fair value of $262,700 as compensation to various advisors.

•On July 18, 2018, the Company issued 500,000 restricted common shares with a fair value of $75,000 as a donation.

•On July 18, 2018, pursuant to the terms of a convertible note agreement, the Company issued 12,500 restricted common shares with a fair value of $1,875 for payment of interest. Refer to Note 3(k).

•On July 18, 2018, pursuant to the terms of a convertible note agreement, the Company issued 37,500 restricted common shares with a fair value of $5,625 for payment of interest. Refer to Note 3(l).

•On August 30, 2018, the Company issued 1,130,435 common shares as part of a conversion of $130,000 of convertible notes payable and accrued interest.

•On September 4, 2018, the Company issued 1,000,000 common shares with a fair value of $143,000 in exchange for the acquisition of 1,000 land claims. Refer to Note 3.

•On September 24, 2018, the Company cancelled 3,600,000 common shares that were previously issued to a non-related party.

Year Ended September 30, 2019

•On October 8, 2018, the Company issued 2,500,000 common shares with a fair value of $357,500 for services, including 1,000,000 common shares to the Chief Executive Officer of the Company and 1,000,000 shares to a director of the Company.

•On October 10, 2018, the Company issued 250,000 common shares with a fair value of $35,250 as part of the joint venture agreement with CINC.

•On October 11, 2018, the Company issued 193,986 common shares with a fair value of $22,308 for the conversion of $20,000 of notes payable resulting in a loss on settlement of debt of $2,308.

•On October 12, 2018, the Company issued 240,096 common shares with a fair value of $27,611 for the conversion of $20,000 of notes payable resulting in a loss on settlement of debt of $7,611.

•On October 15, 2018, the Company issued 216,086 common shares with a fair value of $21,047 for the conversion of $18,000 of notes payable resulting in a loss on settlement of debt of $3,047.

•On October 16, 2018, the Company issued 280,505 common shares with a fair value of $40,673 for the conversion of 20,000 of notes payable resulting in a loss on settlement of debt of $20,673.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

7.Common Shares (continued)

Year Ended September 30, 2019 (continued)

•On October 16, 2018, the Company issued 100,000 common shares with a fair value of $14,500 for consulting services.

•On October 17, 2018, the Company issued 175,035 common shares with a fair value of $25,800 for the conversion of $7,800 of notes payable and $4,680 of accrued interest resulting in a loss on settlement of debt of $13,320.

•On October 19, 2018, the Company issued 550,000 common shares with a fair value of $90,750 for consulting services.

•On October 23, 2018, the Company issued 150,000 common shares with a fair value of $42,000 for consulting services.

•On October 25, 2018, the Company issued 869,285 common shares with a fair value of $139,086 for the conversion of $58,800 of notes payable and $3,180 of accrued interest resulting in a loss on settlement of debt of $77,106.

•On October 26, 2018, the Company issued 414,785 common shares with a fair value of $66,366 for the conversion of $25,000 of notes payable and $1,281 of accrued interest resulting in a loss on settlement of debt of $40,085.

•On November 7, 2018, the Company issued 443,478 common shares with a fair value of $51,000 as part of a conversion of notes payable at $0.115 per share.

•On November 13, 2018, the Company issued 833,895 common shares with a fair value of $179,287 for the conversion of $50,000 of notes payable and accrued interest of $2,836 resulting in a loss on settlement of debt of $126,451.

•On November 19, 2018, the Company issued 796,073 common shares with a fair value of $151,254 for the conversion of $75,000 of notes payable and accrued interest of $2,445 resulting in a loss on settlement of debt of $73,809.

•On November 21, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of notes payable at $0.115 per share.

•On December 18, 2018, the Company issued 448,696 common shares with a fair value of $51,600 for the conversion of notes payable at $0.115 per share.

•On December 26, 2018, the Company issued 420,870 common shares with a fair value of $48,400 for the conversion of notes payable at $0.115 per share.

•On January 8, 2019, the Company issued 708,006 common shares with a fair value of $207,446 upon the conversion of $75,000 of convertible notes payable $4,438 of accrued interest, and derivative liability of $138,845 resulting in a gain on settlement of debt of $10,837.

•On January 11, 2019, the Company issued 12,700,000 common shares with a fair value of $4,362,320 for services, including 2,000,000 common shares with a fair value of $703,600 to the Chief Executive Officer of the Company, and 4,000,000 common shares with a fair value of $1,407,200 to directors of the Company.

•On January 11, 2019, the Company issued 300,000 common shares with a fair value of $105,540 for consulting services.

•On January 11, 2019, the Company issued 180,181 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable, resulting in a gain on settlement of debt of $159.

•On January 14, 2019, the Company issued 180,180 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable and derivative liability of $47,316, resulting in a gain on settlement of debt of $82.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

7.Common Shares (continued)

Year Ended September 30, 2019 (continued)

•On February 7, 2019, the Company issued 434,783 common shares with a fair value of $50,000 for the conversion of $39,000 of notes payable and $11,000 of accrued interest at $0.115 per share.

•On February 22, 2019, the Company issued 629,833 common shares with a fair value of $135,414 upon the conversion of $75,000 of convertible notes payable, $4,438 of accrued interest, and $59,352 of derivative liability resulting in a gain on settlement of debt of $3,376.

•On February 27, 2019, the Company cancelled 10,000,000 common shares that were previously issued for consulting services.

•On February 27, 2019, the Company issued 6,100,000 common shares with a fair value of $1,220,000 for consulting services, including 1,000,000 common shares with a fair value of $200,000 to a director of the Company.

•On February 28, 2019, the Company issued 750,000 common shares with a fair value of $151,500 for consulting services.

•On March 19, 2019, the Company issued 110,000 common shares with a fair value of $24,090 for the conversion of $9,400 of convertible notes payable and derivative liability of $14,750, resulting in a gain on settlement of debt of $60.

•April 23, 2019, the Company issued 300,000 common shares with a fair value of $74,250 for consulting services.

•On May 8, 2019, the Company issued 184,930 common shares with a fair value of $48,082 for the conversion of $18,100 of convertible notes payable, $1,742 of accrued interest, and derivative liability of $22,363, resulting in a loss on settlement of debt of $5,377.

•On June 11, 2019, the Company issued 552,381 common shares with a fair value of $132,516 for the conversion of $75,000 of convertible notes payable, $3,842 of accrued interest and derivative liability of $61,803, resulting in a gain on settlement of debt of $8,129.

•On June 11, 2019, the Company issued 869,565 common shares with a fair value of $100,000 as part of a conversion of notes payable at $0.115 per share.

•On July 8, 2019, the Company issued 1,650,000 common shares with a fair value of $396,000 for consulting services.

•On July 15, 2019, the Company issued 1,352,240 common shares with a fair value of $311,015 as part of a conversion of $190,000 of convertible notes payable, $11,192 of accrued interest and derivative liability of $133,574, resulting in a gain on settlement of debt of $23,750.

•On July 19, 2019, the Company issued 1,414,000 common shares with a fair value of $162,610 as part of the conversion of $136,100 of convertible notes payable and $26,510 of accrued interest.

•On July 30, 2019, the Company issued 160,552 common shares with a fair value of $27,294 for the settlement of $15,000 of convertible notes payable, conversion fees of $500, accrued interest of $9, and derivative liability of $12,388 resulting in a gain on settlement of debt of $603.

•On July 31, 2019, the Company issued 129,453 common shares with a fair value of $23,302 for the settlement of $12,500 of convertible notes payable and $10,853 of derivative liability resulting in a gain on settlement of debt of $51.

•On August 1, 2019, the Company issued 300,000 common shares with a fair value of $54,000 for consulting services.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

7.Common Shares (continued)

Year Ended September 30, 2019 (continued)

•On August 8, 2019, the Company issued 196,711 common shares with a fair value of $34,424 for the settlement of $20,000 of convertible notes payable, conversion fees of $500, and derivative liability of $13,998 resulting in a gain on settlement of debt of $74.

•On August 12, 2019, the Company issued 167,946 common shares with a fair value of $28,551 for the settlement of $17,500 of convertible notes payable and $11,110 of derivative liability resulting in a gain on settlement of debt of $59.

•On August 21, 2019, the Company issued 1,500,000 common shares with a fair value of $226,500 for consulting services including 1,000,000 common shares with a fair value of $151,000 to the Chief Executive Officer of the Company.

•On August 22, 2019, the Company issued 1,233,035 common shares with a fair value of $188,038 for the conversion of $110,000 of convertible notes payable, $6,781 of accrued interest, and $76,580 of derivative liability resulting in a gain on settlement of debt of $5,323.

•On August 27, 2019, the Company issued 310,606 common shares with a fair value of $34,167 for the conversion of $20,000 of convertible notes payable, conversion fees of $500, and derivative liability of $13,717 resulting in a gain on settlement of debt of $50.

•On August 27, 2019, the Company issued 303,030 common shares with a fair value of $33,333 for the conversion of $20,000 of convertible notes payable and $13,383 of derivative liability resulting in a gain on settlement of debt of $50.

•On September 3, 2019, the Company issued 507,826 common shares with a fair value of $49,513 for the settlement of $30,000 of convertible notes payable, conversion fees of $500, and derivative liability of $19,078 resulting in a gain on settlement of debt of $65.

•On September 3, 2019, the Company issued 249,727 common shares with a fair value of $24,348 for the settlement of $15,000 of convertible notes payable, $988 of accrued interest, and $9,149 of derivative liability resulting in a gain on settlement of debt of $789.

•On September 5, 2019, the Company issued 504,919 common shares with a fair value of $40,394 for the settlement of $25,000 of convertible notes payable, $1,660 of accrued interest, and $15,344 of derivative liability resulting in a gain on settlement of debt of $1,610.

•On September 6, 2019, the Company issued 388,257 common shares with a fair value of $29,090 for the settlement of $20,000 of convertible notes payable, conversion fees of $500, and derivative liability of $8,620 resulting in a gain on settlement of debt of $40.

•On September 9, 2019, the Company issued 622,086 common shares with a fair value of $42,862 for the settlement of $25,000 of convertible notes payable, $1,688 of accrued interest, and $17,260 of derivative liability resulting in a gain on settlement of debt of $1,086.

•On September 11, 2019, the Company issued 426,997 common shares with a fair value of $43,554 for the settlement of $15,000 of convertible notes payable, $500 of conversion fees, and $28,080 of derivative liability resulting in a gain on settlement of debt of $26.

•On September 11, 2019, the Company issued 471,763 common shares with a fair value of $48,120 for the settlement of $12,500 of convertible notes payable, $500 of conversion fees, and $2,913 of accrued interest and derivative liability resulting in a loss on settlement of debt of $32,207.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

7.Common Shares (continued)

Year Ended September 30, 2019 (continued)

•On September 11, 2019, the Company issued 650,000 common shares with a fair value of $66,300 for the settlement of $17,375 of convertible notes payable, $500 of conversion fees, and $49,683 of derivative liability resulting in a gain on settlement of debt of $1,258.

•On September 13, 2019, the Company issued 200,000 common shares with a fair value of $14,000 for consulting services.

•On September 16, 2019, the Company issued 736,532 common shares with a fair value of $51,395 for the settlement of $30,000 of convertible notes payable, $2,100 of accrued interest, and $24,312 of derivative liability resulting in a gain on settlement of debt of $5,017.

•On September 17, 2019, the Company issued 1,619,344 common shares with a fair value of $100,399 for the settlement of $55,000 of convertible notes payable, $3,782 of accrued interest, and $50,872 of derivative liability resulting in a gain on settlement of debt of $9,255.

•On September 17, 2019, the Company issued 463,843 common shares with a fair value of $28,758 for the settlement of $10,000 of convertible notes payable, $500 of conversion fees, $6,338 of accrued interest, and $1,487 of derivative liability resulting in a loss on settlement of debt of $10,433.

•On September 18, 2019, the Company issued 884,298 common shares with a fair value of $79,587 for the settlement of $30,000 of convertible notes payable, $2,100 of accrued interest, and $50,051 of derivative liability resulting in a gain on settlement of debt of $2,564.

8.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, September 30, 2018 and 2019	8,683,334	0.09

Additional information regarding share purchase warrants as of September 30, 2019, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)
0.001	1,333,334	0.7
0.01	3,600,000	4.7
0.10	1,000,000	0.5
0.15	750,000	1.5
0.10	2,000,000	1.6
0.50	242,000	1.8
	8,925,334	4.1

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

9.Income Taxes

The Company has $18,126,542 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. The income tax benefit differs from the amount computed by applying the US federal income tax rate which was 34% until January 1, 2018, when the income tax rate decreased to 21% to net loss before income taxes. As at September 30, 2019 and 2018, the Company had no uncertain tax positions.

	September 30, 2019 $	September 30, 2018 $
Net loss before taxes	12,625,204	6,048,092
Statutory rate	21%	24.3%

Computed expected tax recovery	2,651,293	1,475,301
Permanent differences and other	(396,668)	(309,483)
Change in tax rates	–	(390,471)
Change in valuation allowance	(2,254,625)	(775,347)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at September 30, 2019 and 2018 after applying enacted corporate income tax rates are as follows:

	2019 $	2018 $
Net operating losses carried forward	3,806,574	1,551,949
Valuation allowance	(3,806,574)	(1,551,949)

Net deferred tax asset	–	–

10.Subsequent Events

(a)Subsequent to September 30, 2019, the Company issued 27,996,168 common shares pursuant to the conversion of convertible debentures and 5,560,000 common shares for services, including 1,000,000 common shares issued to a director of the Company.

(b)On September 13, 2019, the Company issued a convertible promissory note for $175,000 for which net proceeds of $170,000 was not received until October 10, 2019. The amounts are unsecured, bears interest at 10% per annum, and is due on September 13, 2020. The note is convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common shares for the prior twenty trading days prior to notice of conversion.

(c)On October 15, 2019, the Company issued a convertible promissory note for $52,000, which is unsecured, bears interest at 10% per annum, and is due on October 15, 2020. The note is convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common shares for the prior twenty trading days prior to notice of conversion.

(d)On October 15, 2019, the Company issued a convertible promissory note for $29,150, which is unsecured, bears interest at 12% per annum, and is due on October 15, 2020. The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the prior twenty trading days prior to notice of conversion.

AMERICAN BATTERY METALS CORPORATION

(formerly Oroplata Resources, Inc.)

Notes to the Consolidated Financial Statements

For the year ended September 30, 2019

10.Subsequent Events (continued)

(e)On October 15, 2019, the Company issued a convertible promissory note for $29,150, which is unsecured, bears interest at 12% per annum, and is due on October 15, 2020. The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the prior twenty trading days prior to notice of conversion.

(f)On October 29, 2019, the Company issued a convertible promissory note for $20,000, which is unsecured, bears interest at 10% per annum, and is due on October 29, 2020. The note is convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common shares for the prior twenty trading days prior to notice of conversion.

(g)On October 31, 2019, the Company issued a convertible promissory note for $43,000, which is unsecured, bears interest at 12% per annum, and is due on October 31, 2020. The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the prior ten trading days prior to notice of conversion.

(h)On November 4, 2019, the Company issued a convertible promissory note for $113,000, which is unsecured, bears interest at 10% per annum, and is due on November 4, 2020. The note is convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the prior fifteen trading days prior to notice of conversion.

(i)On December 4, 2019, the Company issued a convertible promissory note for $46,200, which is unsecured, bears interest at 12% per annum, and is due on December 4, 2020. The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the prior twenty trading days prior to notice of conversion.

(j)On December 9, 2019, the Company issued a convertible promissory note for $47,300, which is unsecured, bears interest at 12% per annum, and is due on December 9, 2020. The note is convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the prior twenty trading days prior to notice of conversion.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

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

As of September 30, 2019, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of September 30, 2019.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was not effective as of September 30, 2019.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
William Hunter	51	Director
Douglas MacLellan	64	Director
Douglas Cole	64	Director, Chairman, CEO, CFO, Secretary

William Hunter, Director

Mr. Hunter, age 51, received his B.Sc. from DePaul University in Chicago and an MBA with distinction from the Kellstadt School of Business at DePaul University. Mr. Hunter is currently the CFO of AMCI Group and CEO and board member of AMCI Acquisition Corp (Nasdaq: AMCIU). He is a seasoned financial executive with over 20 years of advisory and capital markets experience and has been involved in over $20 billion of transactions throughout his career in the natural resources and industrial industries. Prior to joining AMCI, Mr. Hunter led the Americas Banking team at Nomura where he advised Mitsui in their acquisition of a minority interest in the Moatize Coal Mining complex from Vale and Globe Specialty Metals in their $3.1 billion ‘merger of equals’ transaction with FerroAtlantica. Before Nomura he led industrial and natural resource teams at Jefferies, TD Securities and BMO Nesbitt Burns.

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

Douglas MacLellan, Director

Mr. MacLellan, age 64, currently serves as Chairman of the Board of eWellness Healthcare Corporation (OTCQB: EWLL), since May 2013. From November 2009 to December 2017 Mr. MacLellan was an independent director and Chairman of the Audit Committee of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. From May 2014 to October 2016, Mr. MacLellan was a member of the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early stage mining company. From September 1992 through April 2014, Mr. MacLellan held various Board positions and was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continued to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm from March 1992 through January 2016. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

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

Douglas Cole, Director, CEO, CFO, Controller, Secretary

Mr. Cole, age 64, has been a Partner overseeing all ongoing deal activities with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Mr. Cole currently serves on the Board of Directors of eWellness Healthcare Corporation (EWLL). Since 1977 Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997 Mr. Cole became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley in 1978.

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

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Cole CEO, CFO, and Chairman of the Board	2018	57,692	-	210,000	-	-	-	-	267,692
	2019	250,000	-	1,237,600	-	-	-	-	1,487,600
Douglas MacLellan Director	2018	9,500	-	120,000	-	-	-	-	129,500
	2019	57,500	-	886,600	-	-	-	-	944,100
William Hunter Director	2018	10,000	-	220,000	-	-	-	-	230,000
	2019	65,000		903,600					968,600
Greg Kuzma Former Director	2018	25,000	-	-	-	-	-	-	25,000
	2019	60,000	-	175,900	-	-	-	-	235,900

Outstanding Equity Awards

Since incorporation on October 6, 2011, to September 30, 2019, we have not granted any stock options or stock appreciation rights to our executive officer or directors.

Compensation of Directors and Officers

As of September 30, 2019, we had no standard arrangement to compensate our directors for their services in the capacity as a director. On December 29, 2017, the Company entered into consulting agreements with each of the directors and entered into an employment agreement with its sole executive officer, Douglas Cole All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 20, 2019 regarding the beneficial ownership of our common stock and preferred stock, based on 166,234,301 shares of Common Stock issued and outstanding and 300,000 shares of preferred stock issued and outstanding, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock or preferred stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is deemed to be the address of our principal executive offices.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 20, 2019, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned[1]	Percentage of Preferred Stock Beneficially Owned
William Hunter	8,200,000	5.17%	100,000	33%
Douglas Cole	13,200,000	8.33%	100,000	33%
Douglas MacLellan	7,200,000	4.54%	100,000	33%

1 Each share of preferred stock entitles the holder to cast 1,000 votes and such shares vote with the common stock as a single class.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended September 30, 2019	Year Ended September 30, 2018
Audit Fees	$17,000	$14,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,000	$14,500

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended	x
3.2	Bylaws		May 22, 2013	S-1	3.2
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		October 8, 2019	8-K	3.1
10.1	Securities Purchase Agreement by and between American Battery Metals Corporation and Odyssey Capital Funding LLC dated July 9, 2019.	x
10.2	Convertible Promissory Note of American Battery Metals Corporation in favor of Odyssey Capital Funding LLC dated July 9, 2019.	x
10.3	Securities Purchase Agreement by and between American Battery Metals Corporation and Sunshine Equity Partners LLC dated July 11, 2019	x
10.4	Convertible Promissory Note of American Battery Metals Corporation in favor of Sunshine Equity Partners LLC dated July 11, 2019.	x
10.5	Securities Purchase Agreement by and between American Battery Metals Corporation and Power Up Lending Group Ltd. dated July 29, 2019	x
10.6	Convertible Promissory Note of American Battery Metals Corporation in favor of Power Up Lending Group Ltd. dated July 29, 2019.	x
10.7	Securities Purchase Agreement by and between American Battery Metals Corporation and Auctus Fund, LLC dated August 1, 2019.	x
10.8	Convertible Promissory Note of American Battery Metals Corporation in favor of Auctus Fund, LLC dated August 1, 2019.	x
10.9	Securities Purchase Agreement by and between American Battery Metals Corporation and Adar Alef, LLC dated August 8, 2019.	x
10.10	Convertible Promissory Note of American Battery Metals Corporation in favor of Adar Alef, LLC dated August 8, 2019.	x
10.11	Securities Purchase Agreement by and between American Battery Metals Corporation and Black Ice Advisors, LLC dated August 12, 2019.	x
10.12	Convertible Promissory Note of American Battery Metals Corporation in favor of Black Ice Advisors, LLC dated August 12, 2019.	x
10.13	Securities Purchase Agreement by and between American Battery Metals Corporation and LG Capital Funding, LLC dated August 28, 2019.	x
10.14	Convertible Promissory Note of American Battery Metals Corporation in favor of LG Capital Funding, LLC dated August 28, 2019.	x
10.15	Securities Purchase Agreement by and between American Battery Metals Corporation and BHP Capital NY Inc. dated August 28, 2019.	x

10.16	Convertible Promissory Note of American Battery Metals Corporation in favor of BHP Capital NY Inc. dated August 28, 2019.	x
10.17	Securities Purchase Agreement by and between American Battery Metals Corporation and Jefferson Street Capital LLC dated August 28, 2019.	x
10.18	Convertible Promissory Note of American Battery Metals Corporation in favor of Jefferson Street Capital LLC dated August 28, 2019.	x
10.19	Securities Purchase Agreement by and between American Battery Metals Corporation and Power Up Lending Group Ltd. dated September 24, 2019.	x
10.20	Convertible Promissory Note of American Battery Metals Corporation in favor of Power Up Lending Group Ltd. dated September 24, 2019.	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: December 27, 2019	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer