Form 10-Q
period 2019-12-31
AMERICAN BATTERY METALS CORP
filed 2020-02-19
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X].  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[  ] No [X]

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 11, 2020 were 265,533,805.

AMERICAN BATTERY METALS CORPORATION

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of American Battery Metals Corporation at December 31, 2019 (with comparative figures as at September 30, 2019), the consolidated statements of operations and stockholders’ deficit for the three months ended December 31, 2019 and 2018, and the consolidated statements of cash flows for the three months ended December 31, 2019 and 2018 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that can be expected for the year ended September 30, 2020.

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Financial Statements

For the Period Ended December 31, 2019 (unaudited)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2019 $	September 30, 2019 $

ASSETS

Current assets

Cash	19,563	7,371
Prepaid expenses	50,073	50,073

Total current assets	69,636	57,444

Investment in joint venture	35,250	35,250

Total assets	104,886	92,694

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	705,491	585,797
Due to related parties	393,872	458,269
Derivative liability	4,240,914	3,437,200
Notes payable, net of unamortized discount of $2,777,133 and $3,094,911, respectively	718,567	398,348

Total current liabilities	6,058,844	4,879,614

Notes payable, non-current portion, net of unamortized discount of $145,181 and $149,458, respectively	4,819	542

Total liabilities	6,063,663	4,880,156

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock Authorized: 500,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: 300,000 and nil preferred shares, respectively	300	-
Common Stock Authorized: 1,200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 170,789,875 and 132,678,133 common shares, respectively	170,790	132,678

Share subscriptions received	275,000	-

Additional paid-in capital	46,433,736	44,970,398

Deficit	(52,838,603)	(49,890,538)

Total stockholders’ deficit	(5,958,777)	(4,787,462)

Total liabilities and stockholders’ equity (deficit)	104,886	92,694

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31, 2019 $	For the three months ended December 31, 2018 $

Revenues	-	-

Expenses

Exploration costs	11,311	19,620
General and administrative	1,071,820	1,142,596

Net loss before other income (expense)	(1,083,131)	(1,162,216)

Other income (expense)

Interest expense	(1,119,583)	(277,690)
Change in fair value of derivative liability	(876,960)	(708,155)
Gain (loss) on settlement of debt	127,863	(421,745)
Other income	3,746	-

Total other income (expense)	(1,864,934)	(1,407,590)

Net loss	(2,948,065)	(2,569,806)
Net loss per share, basic and diluted	(0.02)	(0.03)
Weighted average shares outstanding	136,260,772	92,475,310

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Series A Preferred Shares		Common Shares
	Number	Amount $	Number	Amount $	Additional Paid-In Capital $	Share Subscriptions $	Deficit $	Total $

Balance, September 30, 2019	-	-	132,678,133	132,678	44,970,398	-	(49,890,538)	(4,787,462)

Preferred shares issued	300,000	300	-	-	(300)	-	-	-

Shares issued for services	-	-	5,560,000	5,560	227,960	-	-	233,520

Shares issued for conversion of notes payable and accrued interest	-	-	29,554,757	29,555	1,143,889	-	-	1,173,444

Shares issued for warrant exercise	-	-	2,996,985	2,997	(2,997)	-	-	-

Fair value of share purchase warrants	-	-	-	-	94,786	-	-	94,786

Share subscriptions received	-	-	-	-	-	275,000	-	275,000

Net loss for the period	-	-	-	-	-	-	(2,948,065)	(2,948,065)

Balance, December 31, 2019	300,000	300	170,789,875	170,790	46,433,736	275,000	(52,838,603)	(5,958,777)

	Common Shares
	Number	Amount $	Additional Paid-In Capital $	Deficit $	Total $

Balance, September 30, 2018	93,331,449	93,331	34,739,491	(37,265,334)	(2,432,512)

Shares issued for services	3,200,000	3,200	485,800	-	489,000

Shares issued for joint venture	250,000	250	35,000	-	35,250

Shares issued for conversion of notes payable	5,753,660	5,754	867,078	-	872,832

Net loss for the period	-	-	-	(2,569,806)	(2,569,806)

Balance, December 31, 2018	102,535,109	102,535	36,127,369	(39,835,140)	(3,605,236)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended December 31, 2019 $	For the three months ended December 31, 2018 $

Operating Activities

Net loss	(2,948,065)	(2,569,806)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	921,879	254,952
Change in fair value of derivative liability	876,960	708,155
Discount on convertible notes payable	62,216	-
Fair value of share purchase warrants issued	94,786	-
Loss (gain) on settlement of debt	(127,863)	421,745
Shares issued for services	233,520	489,000

Changes in operating assets and liabilities:

Prepaid expenses	-	105,000
Accounts payable and accrued liabilities	158,406	21,942
Due to related parties	(64,397)	50,210

Net Cash Used In Operating Activities	(792,558)	(518,802)

Financing Activities

Proceeds from issuance of convertible notes payable	529,750	628,750
Proceeds from share subscriptions received	275,000	-
Repayment on notes payable	-	(180,000)

Net Cash Provided By Financing Activities	804,750	448,750

Change in Cash	12,192	(70,052)

Cash – Beginning of Period	7,371	122,769

Cash – End of Period	19,563	52,717

Non-cash investing and financing activities:

Original issue discount on convertible debentures	37,800	26,750
Preferred shares issued to officers and directors	300	-
Shares issued on the exercise of cashless warrants	2,997	-
Shares issued for joint venture agreement	-	35,250
Shares issued for conversion of debt	1,173,444	872,832

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

1. Organization and Nature of Operations

American Battery Metals Corporation (“the Company”) was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012.On July 26, 2016, the Company incorporated LithiumOre Corporation (formerly Lithortech Resources Inc.), a Nevada company, as a wholly-owned subsidiary. On July 5, 2019, the Company incorporated ABMC AG, LLC, a Nevada company as a wholly-owned subsidiary. The Company currently holds mineral rights in the Dominican Republic and in the Western Nevada Basin of Nye County in the state of Nevada.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2019, the Company has not earned revenue, has a working capital deficit of $5,989,208, and an accumulated deficit of $52,838,603. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABMC AG, LLC. All inter-company accounts and transactions have been eliminated on consolidation.

3. Convertible Notes Payable

(a)On January 2, 2019, the Company issued a convertible note payable for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on June 18, 2019. The note is also convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 2,982,920 common shares to settle the remaining principal balance and accrued interest on the note payable. As at December 31, 2019, the carrying value of the note payable is $nil (September 30, 2019 - $32,538), the unamortized discount on the note is $nil (September 30, 2019 - $5,087), accrued interest of $nil (September 30, 2018 - $4,015) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $57,213).

(b)On January 3, 2019, the Company issued a convertible note payable for $54,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 3, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. On November 1, 2019, the Company issued 815,396 common shares to settle the remaining principal balance and accrued interest as well as a $13,647 default penalty. As at December 31, 2019, the carrying value of the note payable is $nil (September 30, 2019 - $6,234), accrued interest of $nil (September 30, 2019 - $1,388) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $6,168).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(c)On January 9, 2019, the Company issued a convertible note payable for $220,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum, and is due on January 9, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. On October 10, 2019, the Company issued 2,036,114 common shares for the settlement of the remaining principal balance and accrued interest. As at December 31, 2019, the carrying value of the note payable is $nil (September 30, 2019 - $33,549), the unamortized discount on the note is $nil (September 30, 2018 - $21,451), accrued interest of $nil (September 30, 2019 - $4,088) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $48,047).

(d)On January 9, 2019, the Company issued a convertible note payable for $220,000 which is unsecured, bears interest at 10% per annum, and is due on January 9, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 3,597,204 common shares to settle the remaining principal balance and accrued interest on the note payable. As at December 31, 2019, the carrying value of the note payable is $nil (September 30, 2019 - $55,054), the unamortized discount on the note is $nil (September 30, 2018 - $44,946), accrued interest of $nil (September 30, 2019 - $7,211) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $98,753).

(e)On March 18, 2019, the Company issued a convertible note payable for $270,000 which is unsecured, bears interest at 10% per annum and is due on March 18, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 5,010,899 common shares for the settlement of $105,000 of note payable and $7,431 of accrued interest. As at December 31, 2019, the carrying value of the note payable is $102,084 (September 30, 2019 - $33,264), the unamortized discount on the note is $62,916 (September 30, 2018 - $236,736), accrued interest of $12,929 (September 30, 2019 - $14,475) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $177,812 (September 30, 2019 - $240,091).

(f)On March 18, 2019, the Company issued a convertible note payable for $270,000 which is unsecured, bears interest at 10% per annum and is due on March 18, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 4,066,144 common shares for the settlement of $80,000 of notes payable and $5,677 of accrued interest. As at December 31, 2019, the carrying value of the note payable is $87,047 (September 30, 2019 - $33,264), the unamortized discount on the note is $102,953 (September 30, 2019 - $236,736), accrued interest of $15,001 (September 30, 2018 - $14,475) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $200,663 (September 30, 2019 - $240,091).

(g)On April 8, 2019, the Company issued a convertible note payable for $38,500 which is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on January 8, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 1,568,017 common shares for the settlement of the principal balance and accrued interest. As at December 31, 2019, the carrying value of the note payable is $nil (September 30, 2019 - $5,208), the unamortized discount on the note is $nil (September 30, 2018 - $33,292), accrued interest of $nil (September 30, 2019 - $1,839) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $31,405).

(h)On April 8, 2019, the Company issued a convertible note payable for $38,500 which is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on January 8, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 1,562,033 common shares for the settlement of the principal balance and accrued interest. As at December 31, 2019, the carrying value of the note payable is $nil (September 30, 2019 - $5,208), the unamortized discount on the note is $nil (September 30, 2019 - $33,292), accrued interest of $nil (September 30, 2019 - $1,839) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2018 - $31,405).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(i)On May 1, 2019, the Company issued a convertible note payable for $325,000 which is unsecured, bears interest at 10% per annum and is due on May 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. On December 24, 2019, the Company issued 1,561,157 common shares for the settlement of $25,000 of note payable and $1,646 of accrued interest. As at December 31, 2019, the carrying value of the note payable is $68,590 (September 30, 2019 - $22,805), the unamortized discount on the note is $231,410 (September 30, 2019 - $302,195), accrued interest of $19,972 (September 30, 2019 - $13,451) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $319,752 (September 30, 2019 - $284,348).

(j)On May 1, 2019, the Company issued a convertible note payable for $325,000 which is unsecured, bears interest at 10% per annum and is due on May 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $70,983 (September 30, 2019 - $22,805), the unamortized discount on the note is $254,017 (September 30, 2019 - $302,195), accrued interest of $21,576 (September 30, 2019 - $13,451) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $346,576 (September 30, 2019 - $284,348).

(k)On May 29, 2019, the Company issued a convertible note payable for $325,000 which is unsecured, bears interest at 10% per annum and is due on May 29, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $59,522 (September 30, 2019 - $16,726), the unamortized discount on the note is $265,478 (September 30, 2018 - $308,274), accrued interest of $19,049 (September 30, 2019 - $10,924) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $329,482 (September 30, 2019 - $289,004).

(l)On June 3, 2019, the Company issued a convertible note payable for $55,000 which is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 30, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 2,903,221 common shares for the settlement of the principal balance and accrued interest. As at December 31, 2019, the carrying value of the note payable is $nil (September 30, 2019 - $3,488), the unamortized discount on the note is $nil (September 30, 2019 - $51,512), accrued interest of $nil (September 30, 2019 - $2,145) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $56,840).

(m)On June 11, 2019, the Company issued a convertible note payable for $105,000 which is unsecured, bears interest at 10% per annum and is due on June 11, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $53,152 (September 30, 2019 - $35,868), the unamortized discount on the note is $51,848 (September 30, 2019 - $69,142), accrued interest of $5,804 (September 30, 2019 - $3,179) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $106,725 (September 30, 2019 - $93,716).

(n)On June 12, 2019, the Company issued a convertible note payable for $55,000 which is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 12, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 1,464,799 common shares for the settlement of $21,000 of notes payable and $3,006 of accrued interest. As at December 31, 2019, the carrying value of the note payable is $13,466 (September 30, 2019 - $3,075), the unamortized discount on the note is $41,534 (September 30, 2019 - $51,925), accrued interest of $589 (September 30, 2019 - $1,980) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $35,005 (September 30, 2019 - $46.520).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(o)On June 12, 2019, the Company issued a convertible note payable for $55,000 which is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 12, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended December 31, 2019, the Company issued 1,986,853 common shares for the settlement of $33,500 of notes payable. As at December 31, 2019, the carrying value of the note payable is $7,901 (September 30, 2018 - $3,075), the unamortized discount on the note is $13,599 (September 30, 2018 - $51,925), accrued interest of $3,509 (September 30, 2019 - $1,980) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $25,310 (September 30, 2019 - $46,520).

(p)On June 13, 2019, the Company issued a convertible note payable for $75,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 15% per annum if the note is in default, and is due on June 17, 2020. The note is also convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $9,853 (September 30, 2019 - $2,862), the unamortized discount on the note is $65,147 (September 30, 2018 - $72,138), accrued interest of $4,104 (September 30, 2019 - $2,229) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $98,455 (September 30, 2019 - $71,671).

(q)On June 21, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 17, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $98,663 (September 30, 2019 - $56,011), the unamortized discount on the note is $171,337 (September 30, 2018 - $213,989), accrued interest of $14,250 (September 30, 2019 - $7,425) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $332,843 (September 30, 2019 - $239,317).

(r)On June 27, 2019, the Company issued a convertible note payable for $98,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 27, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $10,374 (September 30, 2018 - $2.692), the unamortized discount on the note is $87,626 (September 30, 2019 - $95,308), accrued interest of $4,982 (September 30, 2018 - $2,532) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $125,922 (September 30, 2019 - $91,469).

(s)On June 27, 2019, the Company issued a convertible note payable for $58,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on June 27, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the ten trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $9,072 (September 30, 2018 - $1,798), the unamortized discount on the note is $48,928 (September 30, 2019 - $56,202), accrued interest of $3,538 (September 30, 2019 - $1,798) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $65,614 (September 30, 2019 - $59,759).

(t)On July 9, 2019, the Company issued a convertible note payable for $160,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on July 9, 2020. The note is also convertible into common shares of the Company at 60% of the lowest closing bid price of the Company’s common shares for the fifteen trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $14,422 (September 30, 2019 - $3,600), the unamortized discount on the note is $145,578 (September 30, 2018 - $156,400), accrued interest of $7,600 (September 30, 2019 - $3,600) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $200,497 (September 30, 2019 - $169,527).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(u)On July 11, 2019, the Company issued a convertible note payable for $50,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on July 11, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $5,040 (September 30, 2019 - $1,317), the unamortized discount on the note is $44,960 (September 30, 2019 - $48,863), accrued interest of $2,817 (September 30, 2019 - $1,317) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $63,227 (September 30, 2019 - $54,669).

(v)On July 29, 2019, the Company issued a convertible note payable for $53,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on June 15, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the ten trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $5,097 (September 30, 2018 - $1,078), the unamortized discount on the note is $47,903 (September 30, 2019 - $51,922), accrued interest of $2,668 (September 30, 2019 - $1,078) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $64,904 (September 30, 2019 - $55,136).

(w)On August 1, 2019, the Company issued a convertible note payable for $175,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest closing bid price of the Company’s common shares for the twenty prior trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $57,052 (September 30, 2019 - $34,136), the unamortized discount on the note is $117,948 (September 30, 2019 - $140,864), accrued interest of $7,243 (September 30, 2019 - $2,868) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $179,811 (September 30, 2019 - $158,571).

(x)On August 8, 2019, the Company issued a convertible note payable for $105,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 8, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the prior fifteen trading days including the date of conversion. As at December 31, 2019, the carrying value of the note payable is $6,777 (September 30, 2019 - $1,517), the unamortized discount on the note is $98,233 (September 30, 2019 - $103,483), accrued interest of $4,142 (September 30, 2019 - $1,517) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $129,979 (September 30, 2019 - $113,820).

(y)On August 12, 2019, the Company issued a convertible note payable for $105,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 12, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the prior fifteen trading days including the date of conversion. As at December 31, 2019, the carrying value of the note payable is $6,453 (September 30, 2019 - $1,400), the unamortized discount on the note is $98,547 (September 30, 2019 - $103,600), accrued interest of $4,025 (September 30, 2019 - $1,400) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $130,041 (September 30, 2018 - $113,725).

(z)On August 28, 2019, the Company issued a convertible note payable for $35,200. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on May 28, 2020. The note is also convertible into common shares of the Company at 62% of the lower of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion and the lowest trading price of the Company’s common stock in the twenty days prior to the date of issuance. As at December 31, 2019, the carrying value of the note payable is $2,600 (September 30, 2019 - $375), the unamortized discount on the note is $32,600 (September 30, 2019 - $34,825), accrued interest of $1,431 (September 30, 2019 - $375) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $40,573 (September 30, 2018 - $35,083).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(aa)On August 28, 2019, the Company issued a convertible note payable for $35,200. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on May 28, 2020. The note is also convertible into common shares of the Company at 68% of the lower of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion and the lowest trading price of the Company’s common stock in the twenty days prior to the date of issuance. As at December 31, 2019, the carrying value of the note payable is $11,820 (September 30, 2019 - $5,869), the unamortized discount on the note is $23,380 (September 30, 2019 - $29,331), accrued interest of $1,431 (September 30, 2019 - $375) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $35,034 (September 30, 2019 - $30,617).

(bb)On August 28, 2019, the Company issued a convertible note payable for $110,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 28, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $5,355 (September 30, 2019 - $978), the unamortized discount on the note is $104,645 (September 30, 2019 - $109,022), accrued interest of $3,728 (September 30, 2019 - $978) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $136,853 (September 30, 2019 - $121,624).

(cc)On September 13, 2019, the Company issued a convertible note payable for $175,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on September 13, 2020, of which the proceeds were not received until October 2019. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 68% of the lowest trading price in the prior twenty trading days including the date of conversion. As at December 31, 2019, the carrying value of the note payable is $5,250 (September 30, 2019 - $nil), the unamortized discount on the note is $169,750 (September 30, 2019 - $nil), accrued interest of $4,292 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $214,595 (September 30, 2019 - $nil).

(dd)On September 17, 2019, the Company issued a convertible note payable for $150,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on January 17, 2021. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 68% of the lowest trading price in the prior twenty trading days on which at least 100 common shares of the Company were traded including the date of conversion. As at December 31, 2019, the carrying value of the note payable is $4,819 (September 30, 2019 - $92), the unamortized discount on the note is $145,181 (September 30, 2019 - $54,908), accrued interest of $4,292 (September 30, 2019 - $542) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $161,627 (September 30, 2019 - $152,239).

(ee)On September 22, 2019, the Company issued the second tranche of the convertible note payable dated June 13, 2019 for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on September 24, 2020. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 65% of the lowest trading price in the prior twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $1,633 (September 30, 2018 - $96), the unamortized discount on the note is $53,367 (September 30, 2018 - $54,908), accrued interest of $1,467 (September 30, 2019 - $96) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $71,384 (September 30, 2019 - $59,287).

(ff)On September 24, 2019, the Company issued a convertible note payable for $48,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on September 24, 2020. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 61% of the lowest trading price in the prior twenty trading days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $1,702 (September 30, 2019 - $96), the unamortized discount on the note is $46,298 (September 30, 2019 - $47,904), accrued interest of $1,536 (September 30, 2019 - $96) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $61,748 (September 30, 2019 - $56,217).

(gg)On October 15, 2019, the Company issued a convertible note payable for $52,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on October 15, 2020. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 66% of the lowest trading price in the prior twenty trading days including the date of conversion. As at December 31, 2019, the carrying value of the note payable is $1,098 (September 30, 2019 - $nil), the unamortized discount on the note is $50,902 (September 30, 2019 - $nil), accrued interest of $1,098 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $65,662 (September 30, 2019 - $nil).

(hh)On October 15, 2019, the Company issued a convertible note payable for $29,150. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on October 15, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price in the twenty days prior to the issuance date or 61% of the lowest trading price in the prior twenty trading days including the date of conversion. As at December 31, 2019, the carrying value of the note payable is $738 (September 30, 2019 - $nil), the unamortized discount on the note is $28,412 (September 30, 2019 - $nil), accrued interest of $738 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $40,904 (September 30, 2019 - $nil).

(ii)On October 15, 2019, the Company issued a convertible note payable for $29,150. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on October 15, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price in the twenty days prior to the issuance date or 61% of the lowest trading price in the prior twenty trading days including the date of conversion. As at December 31, 2019, the carrying value of the note payable is $738 (September 30, 2019 - $nil), the unamortized discount on the note is $28,412 (September 30, 2019 - $nil), accrued interest of $738 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $40,904 (September 30, 2019 - $nil).

(jj)On October 31, 2019, the Company issued a convertible note payable for $43,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on October 31, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price in the ten days prior to the date of conversion. As at December 31, 2019, the carrying value of the note payable is $860 (September 30, 2019 - $nil), the unamortized discount on the note is $42,140 (September 30, 2019 - $nil), accrued interest of $860 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $60,302 (September 30, 2019 - $nil).

(kk)On November 1, 2019, the Company issued a convertible note payable for $20,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on November 1, 2020. The note is also convertible into common shares of the Company at 65% of the lower of the lowest trading price or lowest closing bid of the Company’s common stock in the twenty trading days prior to notice of conversion. As at December 31, 2019, the carrying value of the note payable is $333 (September 30, 2019 - $nil), the unamortized discount on the note is $19,667 (September 30, 2019 - $nil), accrued interest of $333 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $25,780 (September 30, 2019 - $nil).

(ll)On November 4, 2019, the Company issued a convertible note payable for $113,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on November 4, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common stock in the fifteen trading days prior to notice of conversion. As at December 31, 2019, the carrying value of the note payable is $1,789 (September 30, 2019 - $nil), the unamortized discount on the note is $111,211 (September 30, 2019 - $nil), accrued interest of $1,789 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $161,195 (September 30, 2019 - $nil).

(mm)On December 4, 2019, the Company issued a convertible note payable for $46,200. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on December 4, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price or lowest closing bid of the Company’s common stock in the twenty trading days prior to notice of conversion. As at December 31, 2019, the carrying value of the note payable is $416 (September 30, 2019 - $nil), the unamortized discount on the note is $45,784 (September 30, 2019 - $nil), accrued interest of $416 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $65,220 (September 30, 2019 - $nil).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

3. Convertible Notes Payable (continued)

(nn)On December 9, 2019, the Company issued a convertible note payable for $47,300. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on December 9, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price or lowest closing bid of the Company’s common stock in the twenty trading days prior to notice of conversion. As at December 31, 2019, the carrying value of the note payable is $347 (September 30, 2019 - $nil), the unamortized discount on the note is $46,953 (September 30, 2019 - $nil), accrued interest of $347 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $66,725 (September 30, 2019 - $nil).

(oo)On December 23, 2019, the Company issued a convertible note payable for $43,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on December 23, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price of the Company’s common stock in the ten trading days prior to notice of conversion. As at December 31, 2019, the carrying value of the note payable is $115 (September 30, 2019 - $nil), the unamortized discount on the note is $42,885 (September 30, 2019 - $nil), accrued interest of $115 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $59,740 (September 30, 2019 - $nil).

4. Related Party Transactions

(a)As of December 31, 2019, the Company owes $120,146 (September 30, 2019 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of December 31, 2019, the Company owes $85,500 (September 30, 2019 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of December 31, 2019, the Company owes $157,500 (September 30, 2019 - $221,898) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of December 31, 2019, the Company owes $30,726 (September 30, 2019 – $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

The joint venture is committed to acquiring a minimum amount of processing equipment, goods, accessories, and/or materials totalling: (i) $1,000,000 by October 8, 2020; (ii) $3,000,000 by October 8, 2021; (iii) $6,000,000 by October 8, 2022; and (v) $10,000,000 by October 8, 2023.In the event that the joint venture fails to meet the minimum amounts above, the Company will lose the exclusive right to market, promote and sell the processing equipment provided by CINC. As part of the joint venture agreement, the Company issued 250,000 common shares to CINC.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

6. Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures as disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the period ended December 31, 2019, the Company recorded a loss on the change in the fair value of derivative liability of $876,960 (December 31, 2018 - $708,155). As at December 31, 2019, the Company recorded a derivative liability of $4,240,914 (September 30, 2019 - $3,437,200).

The following inputs and assumptions were used to value the derivative liabilities outstanding as at December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Expected volatility	111-200%	75-151%
Risk free rate	1.60%	1.75%
Expected life (in years)	0.2-1.0	0.2-1.0

A summary of the activity of the derivative liability is shown below:

$

Balance, September 30, 2019	3,437,200
Derivative additions associated with convertible notes	742,753
Adjustment for conversion	(646,588)
Mark-to-market adjustment at December 31, 2019	707,549

Balance, December 31, 2019	4,240,914

7. Common Shares

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001, and authorized Series A preferred stock of 500,000 shares of preferred stock, with par value of $0.001.

On October 1, 2019, the Company issued 300,000 Series A preferred stock to officers and directors of the Company for no consideration. The preferred stock has no conversion rights, not entitled to receive dividends, carries voting rights of 1,000 votes per share of preferred stock, and is redeemable at the option of the Company at par value of $0.001 per share.

On October 3, 2019, the Company issued 917,777 common shares with a fair value of $49,560 for the conversion of $30,000 of notes payable, $2,225 of accrued interest, and $23,675 of derivative liability resulting in a gain on settlement of debt of $6,340.

On October 8, 2019, the Company issued 577,496 common shares with a fair value of $31,185 for the conversion of $15,000 of notes payable, $500 of fees, and $17,800 of derivative liability resulting in a gain on settlement of debt of $2,115.

On October 10, 2019, the Company issued 2,036,114 common shares with a fair value of $97,733 for the conversion of $55,000 of notes payable, $4,129 of accrued interest, and $47,710 of derivative liability resulting in a gain on settlement of debt of $9,106.

On October 15, 2019, the Company issued 465,723 common shares with a fair value of $29,341 for the conversion of $12,000 of notes payable, $500 of fees, and $18,440 of derivative liability resulting in a gain on settlement of debt of $1,599.

On October 17, 2019, the Company issued 502,980 common shares with a fair value of $25,149 for the conversion of $13,000 of notes payable, $500 of fees, and $13,747 of derivative liability resulting in a gain on settlement of debt of $2,098.

On October 18, 2019, the Company issued 1,113,981 common shares with a fair value of $54,028 for the conversion of $30,000 of notes payable, $2,350 of accrued interest, and $27,088 of derivative liability resulting in a gain on settlement of debt of $5,410.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

7. Common Shares (continued)

On October 21, 2019, the Company issued 542,526 common shares with a fair value of $29,242 for the conversion of $12,000 of notes payable, $500 of fees, $2,061 of accrued interest, and $16,874 of derivative liability resulting in a gain on settlement of debt of $2,193.

On October 25, 2019, the Company issued 559,768 common shares with a fair value of $27,429 for the conversion of $14,500 of notes payable, $500 of fees, $24 of accrued interest, and $15,781 of derivative liability resulting in a gain on settlement of debt of $3,376.

On October 25, 2019, the Company issued 481,557 common shares with a fair value of $23,596 for the conversion of $10,500 of notes payable, $500 of fees, $1,925 of accrued interest and $13,570 of derivative liability resulting in a gain on settlement of debt of $2,899.

On October 28, 2019, the Company issued 2,996,985 common shares for the exercise of cashless warrants.

On October 30, 2019, the Company issued 744,949 common shares with a fair value of $36,503 for the conversion of $20,000 of notes payable, $1,633 of accrued interest, and $19,841 of derivative liability resulting in a gain on settlement of debt of $4,972.

On October 31, 2019, the Company issued 500,000 common shares with a fair value of $24,500 for the conversion of $9,500 of notes payable, $500 of fees, and $16,152 of derivative liability resulting in a gain on settlement of debt of $1,652.

On November 4, 2019, the Company issued 820,497 common shares with a fair value of $33,640 for the conversion of $20,000 of notes payable, $1,661 of accrued interest and derivative liability of $17,362 resulting in a gain on settlement of debt of $5,383.

On November 8, 2019, the Company issued 815,396 common shares with a fair value of $35,877 for the conversion of $6,234 of notes payable, $1,645 of accrued interest, $13,647 of finance penalties, and $19,231 of derivative liability resulting in a gain on settlement of debt of $4,880.

On November 8, 2019, the Company issued 5,560,000 common shares with a fair value of $233,520 for consulting services including 1,000,000 common shares with a fair value of $42,000 to a director of the Company.

On November 12, 2019, the Company issued 972,587 common shares with a fair value of $39,876 for the conversion of $25,000 of notes payable, $1,653 of accrued interest, and $20,360 of derivative liability resulting in a gain on settlement of debt of $7,137.

On November 20, 2019, the Company issued 994,354 common shares with a fair value of $35,797 for the conversion of $20,000 of notes payable, $1,367 of accrued interest, and $19,506 of derivative liability resulting in a gain on settlement of debt of $5,076.

On November 20, 2019, the Company issued 1,986,954 common shares with a fair value of $71,531 for the conversion of $40,000 of notes payable, $2,696 of accrued interest, and $37,954 of derivative liability resulting in a gain on settlement of debt of $9,119.

On November 21, 2019, the Company issued 850,000 common shares with a fair value of $34,000 for the conversion of $11,825 of notes payable, $500 of fees, and $23,375 of derivative liability resulting in a gain on settlement of debt of $1,700.

On November 29, 2019, the Company issued 996,680 common shares with a fair value of $37,874 for the conversion of $20,000 of notes payable, $1,417 of accrued interest, and $21,476 of derivative liability resulting in a gain on settlement of debt of $5,018.

On December 6, 2019, the Company issued 607,477 common shares with a fair value of $20,958 for the conversion of $13,000 of notes payable and $11,339 of derivative liability resulting in a gain on settlement of debt of $3,381.

On December 9, 2019, the Company issued 746,269 common shares with a fair value of $25,224 for the conversion of $15,000 of notes payable and $14,028 of derivative liability resulting in a gain on settlement of debt of $3,804.

On December 10, 2019, the Company issued 999,524 common shares with a fair value of $32,984 for the conversion of $20,000 of notes payable, $1,478 of accrued interest, and $16,607 of derivative liability resulting in a gain on settlement of debt of $5,101.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited)

7. Common Shares (continued)

On December 11, 2019, the Company issued 845,771 common shares with a fair value of $25,458 for the conversion of $17,000 of notes payable and $13,874 of derivative liability resulting in a gain on settlement of debt of $5,416.

On December 12, 2019, the Company issued 700,000 common shares with a fair value of $22,820 for the conversion of $9,650 of notes payable, $500 of fees, and $14,396 of derivative liability resulting in a gain on settlement of debt of $1,726.

On December 13, 2019, the Company issued 703,704 common shares with a fair value of $22,167 for the conversion of $10,000 of notes payable, $3,300 of accrued interest, and $12,107 of derivative liability resulting in a gain on settlement of debt of $3,240.

On December 13, 2019, the Company issued 822,281 common shares with a fair value of $25,902 for the conversion of $15,000 of notes payable, $500 of fees, and $12,103 of derivative liability resulting in a gain on settlement of debt of $1,701.

On December 16, 2019, the Company issued 2,079,180 common shares with a fair value of $62,375 for the conversion of $40,000 of notes payable, $2,981 of accrued interest, and $33,668 of derivative liability resulting in a gain on settlement of debt of $14,274.

On December 16, 2019, the Company issued 567,874 common shares with a fair value of $17,036 for the conversion of $7,000 of notes payable, $500 of fees, $2,872 of accrued interest, and $7,416 of derivative liability resulting in a gain on settlement of debt of $752.

On December 17, 2019, the Company issued 1,047,754 common shares with a fair value of $35,624 for the conversion of $20,000 of notes payable, $1,517 of accrued interest, and $16,552 of derivative liability resulting in a gain on settlement of debt of $2,444.

On December 24, 2019, the Company issued 932,920 common shares with a fair value of $38,670 for the conversion of $6,650 of notes payable, $500 of fees, and $29,558 of derivative liability resulting in a loss of settlement of debt of $1,962.

On December 24, 2019, the Company issued 1,561,157 common shares with a fair value of $64,710 for the conversion of $25,000 of notes payable, $1,646 of accrued interest, and $43,120 of derivative liability resulting in a gain on settlement of debt of $5,056.

On December 27, 2019, the Company issued 896,925 common shares with a fair value of $30,047 for the conversion of $14,000 of notes payable, $500 of fees, $133 of accrued interest, and $16,948 of derivative liability resulting in a gain on settlement of debt of $1,535.

On December 30, 2019, the Company issued 1,164,572 common shares with a fair value of $32,608 for the conversion of $18,500 of notes payable, $500 of fees, and $14,929 of derivative liability resulting in a gain on settlement of debt of $1,321.

During the period ended December 31, 2019, the Company received share subscriptions of $275,000 for the future issuance of private placement units at $0.04 per unit, where each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024. As at the date of the filing, the private placement units have not been issued.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2019

(unaudited

8. Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, September 30, 2018 and 2019	8,925,334	0.10

Granted	2,000,000	0.17
Exercised	(2,996,985)	0.10

Balance, December 31, 2019	7,928,349	0.11

Additional information regarding share purchase warrants as of December 31, 2019, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Remaining Contractual Life (years)

0.001	1,333,334	2.1
0.01	603.015	3.7
0.1	3,250,000	3.5
0.15	1,500,000	3.8
0.17	500,000	4.9
0.2	500,000	4.8
0.5	242,000	1.6

	7,928,349	3.5

9. Subsequent Events

(a)Between January 1, 2020 and February 11, 2020, the Company issued 87,507,730 common shares for the conversion of outstanding convertible notes payable.

(b)On January 23, 2020, the Company issued 7,236,200 shares for consulting services.

The Company has evaluated events occurring from December 31, 2019 through the date the financial statements were issued and determined that there are no additional events requiring disclosure.

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

Employees

The company has eight employees: (a) two officers, Mr. Cole, and our Chief Technical Officer and (b) six other employees: Chief of Mining Operations, Lead Chemist, Head of Business Development, Finance Operations head, Corporate Communications head, and Office Assistant.

RESULTS OF OPERATIONS

American Battery Metals Corp. (“ABMC”) has not realized any revenue from its exploration activities on the Mogollon concession or the Nye County properties and it is extremely doubtful that the mineral property will be able to produce any revenue for many years. Without an ore reserve ABMC cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will ABMC have any chance of recognizing any form of revenue.

Results of Operations

Revenues

During the three months ended December 31, 2019 and 2018, the Company has not realized any revenues.

Expenses

Three Months Ended December 31, 2019

During the three months ended December 31, 2019, the Company incurred $1,083,131 of operating expenses compared to $1,162,216 of operating expenses during the three months ended December 31, 2018. Overall, the level of operations between the current year and the prior year was relatively consistent and primarily due to lower stock-based compensation as the Company issued fewer common shares to officers and directors of the Company in the current year compared to the prior year.

In addition to operating expenses, the Company incurred interest and accretion expense of $1,119,583 during the three months ended December 31, 2019 compared to $277,690 during the three months ended December 31, 2018. The increase in interest and accretion expense was due to the fact that the Company had more conversions of outstanding convertible notes in the current year compared to prior year which resulted in the acceleration of accretion on the debt discount that was originally derived due to the fair value of the convertibility features on the convertible notes. The Company also had an increase in the loss due to the change in the fair value of the derivative liability from $708,155 for the three months ended December 31, 2018 to $876,960 for the three months ended December 31, 2019 due to the fact that the Company had a more volatile share price during the current year which resulted in a wider spread between the fair value of the common stock and the discounted conversion rates for the convertible debentures. Finally, the Company recorded a gain on the settlement of debt of $127,863 compared to a loss on the settlement of debt of $421,745 during the three months ended December 31, 2018 due to the fact that the overall derivative liability amounts were higher which resulted in a more derivative liability being eliminated upon conversion of the debt with the issuance of common shares.

Net Loss

During the three months ended December 31, 2019, the Company incurred a net loss of $2,948,065 or $0.02 loss per share compared to a net loss of $2,569,806 or $0.03 loss per share during the three months ended December 31, 2018. The decrease in the loss per share is due to the fact that the Company has more common shares outstanding in the current year compared to the prior year.

Liquidity and Capital Resources

At December 31, 2019, the Company had cash of $19,563 and total assets of $104,886 compared to cash of $7,371 and total assets of $92,694 as at September 30, 2019. The increase in cash is due to the fact that the Company received $804,750 of financing during the current period which was not completely used. The increase in total assets is due to the increase in cash as there were no material changes in prepaid expenses or the carrying value of the Company’s investment in the CINC joint venture.

The Company had total current liabilities of $6,058,844 at December 31, 2019 compared to $4,879,614 at September 30, 2019. The increase in liabilities is due to an increase in the carrying value of notes payable of $324,496 due to an increase in the overall number and dollar value of outstanding convertible notes payable from $3,643,259 at September 30, 2019 to $3,645,700 at December 31, 2019. There was also an increase in derivative liabilities of $803,714 for the fair value of the conversion feature on convertible debentures due to an increase in the number of convertible notes issued compared to September 30, 2019, and an increase in accounts payable of $119,694 due to timing differences between expenditures incurred for operating activities compared to the payment of balances as they become due. The increases were offset by a decrease in amounts due to related parties of $64,397 as the Company repaid amounts owing to related parties during the period.

As at December 31, 2019, the Company had a working capital deficit of $5,989,208 compared to a working capital deficit of $4,822,170 at September 30, 2019. The increase in the working capital deficit was due to the fact that the Company financed its operating costs, through the issuance of convertible debentures and did not earn any cash flow from operating activities.

During the three months ended December 31, 2019, the Company issued 5,560,000 common shares for services with a fair value of $233,520, issued 29,554,757 common shares to convert outstanding notes payable and accrued interest of $1,173,444, and issued 2,996,985 common shares for the exercise of cashless share purchase warrants that were previously issued to note holders as an inducement for the convertible note proceeds.

As at December 31, 2019 and 2018, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the three months ended December 31, 2019, the Company used $792,558 of cash for operating activities as compared to $518,802 during the three months ended December 31, 2018. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities which allowed them to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the three months ended December 31, 2019 and 2018, the Company did not have any investing activities.

Cash from Financing Activities

During the three months ended December 31, 2019, the Company received $529,750 of funding from the issuance of convertible notes payable and $275,000 from share subscriptions received compared to proceeds received of $628,750 from convertible notes and the repayment of $180,000 of convertible notes payable during the three months ended December 31, 2018.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2019, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of December 31, 2019.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 10, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount of $175,000 with a purchase price of $170,000 to Auctus Fund, LLC. The note is due September 13, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On October 15, 2019, the Company issued a 10% Convertible Promissory Note in the principal amount $52,000 with a purchase price of $52,000 to GS Capital Partners, LLC. The note is due October 15, 2020. The holder shall have the right from time to time, and at any time convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 66% of the lowest trading price of the Company’s common stock during the prior twenty (20) trading day period ending on the conversion date. The note may be prepaid without penalty until 30 days from the issuance date. After the 31st day and until the 181st day the note may be prepaid at a price of 115% - 130% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On October 15, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount of $29,150 with a purchase price of $26,500 to BHP Capital NY Inc. The note is due October 15, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On October 15, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount of $29,150 with a purchase price of $26,500 to Jefferson Street Capital LLC. The note is due October 15, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On October 28, 2019, the Company issued 2,996,985 common shares for the exercise of cashless warrants.

On October 31, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount $43,000 with a purchase price of $43,000 to Power Up Lending Group Ltd. The note is due October 31, 2020. The holder shall have the right from time to time, and at any time during the period beginning one hundred seventy (170) days from the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum

On November 4, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount $113,000 with a purchase price of $113,000 to JSJ Investments Inc. The note is due November 4, 2020. The holder shall have the right from time to time, and at any time after the date which is one hundred eighty (180) days from the issue date to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest trading price of common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 140% of the face amount plus any accrued interest as of the date of prepayment. After such time the note may only be prepaid with the holder’s written consent at a price of 150% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 18% per annum.

On November 8, 2019, the Company issued 5,560,000 common shares with a fair value of $233,520 for consulting services including 1,000,000 common shares with a fair value of $42,000 to a director of the Company.

On December 4 2019, the Company issued a 12% Convertible Promissory Note in the principal amount of $46,200 with a purchase price of $42,000 to BHP Capital NY Inc. The note is due December 4, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On December 9, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount of $47,300 with a purchase price of $43,000 to Jefferson Street Capital LLC. The note is due December 9, 2020. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On December 23, 2019, the Company issued a 12% Convertible Promissory Note in the principal amount $43,000 with a purchase price of $43,000 to Power Up Lending Group Ltd. The note is due December 23, 2020. The holder shall have the right from time to time, and at any time during the period beginning one hundred seventy (170) days from the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 170 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

From October 1, 2019 through December 31, 2019, the Company issued $29,554,757 common shares for the conversions of $638,092 in principal of convertible notes and $38,713 of accrued interest.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Securities Purchase Agreement by and between American Battery Metals Corporation and Auctus Fund, LLC dated September 13, 2019.	x
10.2	Convertible Promissory Note of American Battery Metals Corporation in favor of Auctus Fund, LLC dated September 13, 2019.	x
10.3	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated October 15, 2019.	x
10.4	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated October 15, 2019.	x
10.5	Securities Purchase Agreement by and between American Battery Metals Corporation and BHP Capital NY Inc. dated October 15, 2019.	x
10.6	Convertible Promissory Note of American Battery Metals Corporation in favor of BHP Capital NY Inc. dated October 15, 2019.	x
10.7	Securities Purchase Agreement by and between American Battery Metals Corporation and Jefferson Street Capital LLC dated October 15, 2019.	x
10.8	Convertible Promissory Note of American Battery Metals Corporation in favor of Jefferson Street Capital LLC dated October 15, 2019.	x
10.9	Securities Purchase Agreement by and between American Battery Metals Corporation and Power Up Lending Group Ltd. dated October 31, 2019.	x
10.10	Convertible Promissory Note of American Battery Metals Corporation in favor of Power Up Lending Group Ltd. dated October 31, 2019.	x
10.11	Convertible Promissory Note of American Battery Metals Corporation in favor of JSJ Investments Inc. dated November 4, 2019.	x
10.12	Securities Purchase Agreement by and between American Battery Metals Corporation and BHP Capital NY Inc. dated December 4, 2019.	x
10.13	Convertible Promissory Note of American Battery Metals Corporation in favor of BHP Capital NY Inc. dated December 4, 2019.	x
10.14	Securities Purchase Agreement by and between American Battery Metals Corporation and Jefferson Street Capital LLC dated December 9, 2019.	x
10.15	Convertible Promissory Note of American Battery Metals Corporation in favor of Jefferson Street Capital LLC dated December 9, 2019.	x
10.16	Securities Purchase Agreement by and between American Battery Metals Corporation and Power Up Lending Group Ltd. dated December 23, 2019.	x
10.17	Convertible Promissory Note of American Battery Metals Corporation in favor of Power Up Lending Group Ltd. dated December 23, 2019.	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XBRL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: February 14, 2020	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer