Form 10-Q
period 2020-03-31
AMERICAN BATTERY METALS CORP
filed 2020-05-18
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2020

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
[ ]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[   ] No [X]

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 14, 2020 were 346,336,936.

AMERICAN BATTERY METALS CORPORATION

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated balance sheets of American Battery Metals Corporation at March 31, 2020 and September 30, 2019, the consolidated statements of operations for the three and six months ended March 31, 2020 and 2019, the consolidated statement of stockholders’ deficit for the six months ended March 31, 2020 and 2019, and the consolidated statements of cash flows for the six months ended March 31, 2020 and 2019 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ending September 30, 2020.

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Financial Statements

For the Period Ended March 31, 2020 (unaudited)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2020 $	September 30, 2019 $
ASSETS
Current assets

Cash	282,374	7,371
Prepaid expenses	126,053	50,073

Total current assets	408,427	57,444
Investment in joint venture	35,250	35,250

Total assets	443,677	92,694

LIABILITIES
Current liabilities

Accounts payable and accrued liabilities	613,429	585,797
Due to related parties	562,449	458,269
Derivative liability	3,776,294	3,437,200
Convertible notes payable, net of unamortized discount of $2,143,261 and $3,094,911, respectively	224,239	398,348

Total current liabilities	5,176,411	4,879,614

Convertible note payable, non-current potion, net of unamortized discount of $nil and
$149,458, respectively	–	542
Total liabilities	5,176,411	4,880,156

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock Authorized: 500,000 preferred shares with a par value of $0.001 per share Issue and outstanding: 300,000 and nil preferred shares, respectively	300	-

Common Stock Authorized: 1,200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 328,418,880 and 132,678,133 common shares, respectively	328,418	132,678

Share subscription received	1,125,000	-

Additional paid-in capital	54,165,137	44,970,398

Accumulated deficit	(60,351,589)	(49,890,538)

Total stockholders’ deficit	(4,732,734)	(4,787,462)

Total liabilities and stockholders’ deficit	443,677	92,694

Organization and Nature of Operations (note 1)

Subsequent Events (note 9)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31, 2020 $	For the three months ended March 31, 2019 $	For the six months ended March 31, 2020 $	For the six months ended March 31, 2019 $
Revenues	-	-	-	-

Operating expenses
Exploration costs	229,335	5,460	240,646	25,080
General and administrative	1,786,600	6,450,636	2,858,420	7,593,232

Net loss from operations	(2,015,935)	(6,456,096)	(3,099,066)	(7,618,312)

Other income (expense)

Change in fair value of derivative liability	(3,558,652)	(235,853)	(3,623,387)	(944,008)
Interest expense	(2,503,804)	(439,474)	(4,435,612)	(717,164)
Gain on settlement of debt	565,405	568,218	693,268	146,473
Other income	-	-	3,746	-

Total other income (expense)	(5,497,051)	(107,109)	(7,361,985)	(1,514,699)

Net loss	(7,512,986)	(6,563,205)	(10,461,051)	(9,133,011)
Net loss per share, basic and diluted	(0.03)	(0.06)	(0.05)	(0.09)
Weighted average shares outstanding, basic and diluted	266,995,894	114,162,697	208,416,834	106,790,885

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Series A Preferred Shares		Common Shares
	Number	Amount $	Number	Amount $	Additional Paid-In Capital $	Accumulated Deficit $	Total Stockholders’ Deficit $
Balance, September 30, 2018	-	-	93,331,449	93,331	34,739,491	(37,265,334)	(2,432,512)

Shares issued for services	-	-	3,200,000	3,200	485,800	-	489,000

Shares issued for joint venture	-	-	250,000	250	35,000	-	35,250

Shares issued pursuant to note conversion	-	-	5,753,660	5.754	867,078	-	872,832

Net loss for the period	-	-	-	-	-	(2,569,806)	(2,569,806)

Balance, December 31, 2018	-	-	102,535,109	102,535	36,127,369	(39,835,140)	(3,605,236)

Shares issued for services	-	-	19,550,000	19,550	5,819,810	-	5,839,360

Shares cancelled	-	-	(10,000,000)	(10,000)	10,000	-	-

Shares issued pursuant to note conversion	-	-	2,242,983	2,243	539,177	-	541,420

Net loss for the period	-	-	-	-	-	(6,563,205)	(6,563,205)

Balance, March 31, 2019	-	-	114,328,092	114,328	42,496,356	(46,398,345)	(3,787,661)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Series A Preferred Shares		Common Shares
	Number	Amount $	Number	Amount $	Additional Paid-In Capital $	Share Subscriptions $	Accumulated Deficit $	Total Stockholders’ Deficit $

Balance, September 30, 2019	-	-	132,678,133	132,678	44,970,398	-	(49,890,538)	(4,787,462)

Preferred shares issued	300,000	300	-	-	(300)	-	-	-

Shares issued for services	-	-	5,560,000	5,560	227,960	-	-	233,520

Shares issued for conversion of notes payable and accrued interest	-	-	29,554,757	29,555	1,143,889	-	-	1,173,444

Shares issued for warrant exercise	-	-	2,996,985	2,997	(2,997)	-	-	-

Fair value of share purchase warrants	-	-	-	-	94,786	-	-	94,786

Share subscriptions received	-	-	-	-	-	275,000	-	275,000

Net loss for the period	-	-	-	-	-	-	(2,948,065)	(2,948,065)

Balance, December 31, 2019	300,000	300	170,789,875	170,790	46,433,736	275,000	(52,838,603)	(5,958,777)

Shares issued for services	-	-	17,236,200	17,236	672,212	-	-	689,448

Shares issued for conversion of notes payable and accrued interest	-	-	139,078,983	139,078	7,001,975	-	-	7,141,053

Shares issued for warrant exercise	-	-	1,313,822	1,314	(1,314)	-	-	-

Fair value of share purchase warrants	-	-	-	-	58,528	-	-	58,528

Share subscriptions received	-	-	-	-	-	850,000	-	850,000

Net loss for the period	-	-	-	-	-	-	(7,512,986)	(7,512,986)

Balance, March 31, 2020	300,000	300	328,418,880	328,418	54,165,137	1,125,000	(60,351,589)	(4,732,734)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended March 31, 2020 $	For the six months ended March 31, 2019 $
Operating Activities

Net loss	(10,461,051)	(9,133,011)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	3,290,632	645,235
Change in fair value of derivative liabilities	3,623,387	944,008
Discount on convertible notes payable	937,287	67,754
Fair value of share purchase warrants issued	153,314	-
Gain on settlement of debt	(693,268)	(146,473)
Shares issued for services	922,968	6,328,360

Changes in operating assets and liabilities:
Prepaid expenses	(75,980)	115,705
Accounts payable and accrued liabilities	230,043	98,844
Due to related parties	104,180	113,094

Net Cash Used In Operating Activities	(1,968,488)	(966,484)

Financing Activities
Proceeds from issuance of convertible notes payable	1,973,750	1,944,000
Proceeds from private placement subscriptions	1,125,000	-
Repayment of convertible notes payable	(855,259)	(752,736)

Net Cash Provided By Financing Activities	2,243,491	1,191,264

Change in Cash	275,003	224,780
Cash – Beginning of Period	7,371	122,769

Cash – End of Period	282,374	347,549

Non-cash investing and financing activities:
Derivative additions associated with convertible notes	2,029,525	1,939,539
Original issuance discount on convertible debenture	113,300	99,750
Common shares issued for conversion of convertible notes payable	8,314,497	1,414,252
Common shares issued on the exercise of cashless warrants	4,311	-
Preferred shares issued to officers and directors	300	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

1. Organization and Nature of Operations

The accompanying unaudited consolidated financial statements of American Battery Metals Corporation (formerly Oroplata Resources, Inc.) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2019, included in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

Going Concern

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain and operations. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time our business, liquidity, capital resources and financial results.

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2020, the Company has not earned revenue, has a working capital deficit of $4,767,984, and an accumulated deficit of $60,351,589. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

2. Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is September 30.

(b)Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL, Lithortech Resources Inc., and ABMC AG, LLC. All inter-company accounts and transactions have been eliminated on consolidation.

3. Convertible Notes Payable

(a)On April 8, 2019, the Company issued a convertible note payable for $38,500 which is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on January 8, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 1,568,017 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $5,208), the unamortized discount on the note is $nil (September 30, 2019 - $33,292), accrued interest of $nil (September 30, 2019 - $1,839) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $31,405).

(b)On April 8, 2019, the Company issued a convertible note payable for $38,500 which is unsecured, bears interest at 10% per annum which increases to 24% per annum if the note is in default, and is due on January 8, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 1,562,033 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $5,208), the unamortized discount on the note is $nil (September 30, 2019 - $33,292), accrued interest of $nil (September 30, 2019 - $1,839) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $31,405).

(c)On May 1, 2019, the Company issued a convertible note payable for $325,000 which is unsecured, bears interest at 10% per annum and is due on May 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 20,886,476 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $22,805), the unamortized discount on the note is $nil (September 30, 2019 - $302,195), accrued interest of $nil (September 30, 2019 - $13,451) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $284,348).

(d)On May 1, 2019, the Company issued a convertible note payable for $325,000 which is unsecured, bears interest at 10% per annum and is due on May 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 19,024,857 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $22,805), the unamortized discount on the note is $nil (September 30, 2019 - $302,195), accrued interest of $nil (September 30, 2019 - $13,451l) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $284,348).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

(e)On May 29, 2019, the Company issued a convertible note payable for $325,000 which is unsecured, bears interest at 10% per annum and is due on May 29, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 17,116,458 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020,, the carrying value of the note payable is $nil (September 30, 2019 - $16,726), the unamortized discount on the note is $nil (September 30, 2019 - $308,274), accrued interest of $nil (September 30, 2019 - $10,924) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $289,004).

(f)On June 3, 2019, the Company issued a convertible note payable for $55,000 which is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 30, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common share for the ten trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 2,903,221 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, 2019, the carrying value of the note payable is $nil (September 30, 2019 - $3,488), the unamortized discount on the note is $nil (September 30, 2019 - $51,512), accrued interest of $nil (September 30, 2019 - $2,145) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $56,840).

(g)On June 11, 2019, the Company issued a convertible note payable for $105,000 which is unsecured, bears interest at 10% per annum and is due on June 11, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 7,021,366 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $35,868), the unamortized discount on the note is $nil (September 30, 2019 - $69,142), accrued interest of $nil (September 30, 2019 - $3,179) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $93,716).

(h)On June 12, 2019, the Company issued a convertible note payable for $55,000 which is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 12, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 3,646,544 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $3,075), the unamortized discount on the note is $nil (September 30, 2019 - $51,925), accrued interest of $nil (September 30, 2019 - $1,980) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $46.520).

(i)On June 12, 2019, the Company issued a convertible note payable for $55,000 which is unsecured, bears interest at 12% per annum which increases to 22% per annum if the note is in default, and is due on March 12, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 3,540,668 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $3,075), the unamortized discount on the note is $nil (September 30, 2019 - $51,925), accrued interest of $nil (September 30, 2019 - $1,980) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $46,520).

(j)On June 13, 2019, the Company issued a convertible note payable for $75,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum which increases to 15% per annum if the note is in default, and is due on June 17, 2020. The note is also convertible into common shares of the Company at 65% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 6,421,298 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $2,862), the unamortized discount on the note is $nil (September 30, 2019 - $72,138), accrued interest of $nil (September 30, 2019 - $2,229) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $71,671).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

(k)On June 21, 2019, the Company issued a convertible note payable for $270,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 17, 2020. The note is also convertible into common shares of the Company at 68% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. On March 24, 2020, the Company issued 5,082,065 common shares for the settlement of note payable of $90,000 and accrued interest of $6,657.53. As at March 31, 2020, the carrying value of the note payable is $156,669 (September 30, 2019 - $56,011), the unamortized discount on the note is $23,331 (September 30, 2019 - $241,602), accrued interest of $20,825 (September 30, 2019 - $7,425) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $234,622 (September 30, 2019 - $239,317).

(l)On June 27, 2019, the Company issued a convertible note payable for $98,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on June 27, 2020. The note is also convertible into common shares of the Company at 66% of the lowest trading price of the Company’s common share for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 6,467,394 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $2.692), the unamortized discount on the note is $nil (September 30, 2019 - $95,308), accrued interest of $nil (September 30, 2019 - $2,532) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $91,469).

(m)On June 27, 2019, the Company issued a convertible note payable for $58,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on June 27, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the ten trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 3,659,524 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $1,798), the unamortized discount on the note is $nil (September 30, 2019 - $56,202), accrued interest of $nil (September 30, 2019 - $1,798) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $59,759).

(n)On July 9, 2019, the Company issued a convertible note payable for $160,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on July 9, 2020. The note is also convertible into common shares of the Company at 60% of the lowest closing bid price of the Company’s common shares for the fifteen trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 11,220,902 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $3,600), the unamortized discount on the note is $nil (September 30, 2019 - $156,400), accrued interest of $nil (September 30, 2019 - $3,600) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $169,527).

(o)On July 11, 2019, the Company issued a convertible note payable for $50,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on July 11, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the twenty trading days prior to the date of conversion. During the period ended March 31, 2020, the Company issued 2,688,172 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $1,317), the unamortized discount on the note is $nil (September 30, 2019 - $48,863), accrued interest of $nil (September 30, 2019 - $1,317) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $54,669).

(p)On July 29, 2019, the Company issued a convertible note payable for $53,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on June 15, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common shares for the ten trading days prior to the date of conversion. On January 28, 2020, the Company repaid the principal balance of $53,000 and accrued interest of $3,162. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $1,078), the unamortized discount on the note is $nil (September 30, 2019 - $51,922), accrued interest of $nil (September 30, 2019 - $1,078) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $55,136).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

(q)On August 1, 2019, the Company issued a convertible note payable for $175,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 1, 2020. The note is also convertible into common shares of the Company at 68% of the lowest closing bid price of the Company’s common shares for the twenty prior trading days prior to the date of conversion. On February 3, 2020, the Company partially repaid the note balance of $96,370 and accrued interest of $11,618. On February 6, 2020, the Company issued 5,026,425 common shares for the settlement of note payable of $78,630 and accrued interest of $4,375. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $34,136), the unamortized discount on the note is $nil (September 30, 2019 - $140,864), accrued interest of $nil (September 30, 2019 - $2,868) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $158,571).

(r)On August 8, 2019, the Company issued a convertible note payable for $105,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 8, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the prior fifteen trading days including the date of conversion. During the period ended March 31, 2020, the Company issued 6,151,284 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $1,517), the unamortized discount on the note is $nil (September 30, 2019 - $103,483), accrued interest of $nil (September 30, 2019 - $1,517) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $113,820).

(s)On August 12, 2019, the Company issued a convertible note payable for $105,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 12, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common shares for the prior fifteen trading days including the date of conversion. On February 7, 2020, the Company repaid the principal balance of $105,000 and accrued interest of $5,104. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $1,400), the unamortized discount on the note is $nil (September 30, 2019 - $103,600), accrued interest of $nil (September 30, 2019 - $1,400) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $113,725).

(t)On August 28, 2019, the Company issued a convertible note payable for $35,200. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on May 28, 2020. The note is also convertible into common shares of the Company at 62% of the lower of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion and the lowest trading price of the Company’s common stock in the twenty days prior to the date of issuance. During the period ended March 31, 2020, the Company issued 2,049,666 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $375), the unamortized discount on the note is $nil (September 30, 2019 - $34,825), accrued interest of $nil (September 30, 2019 - $375) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $35,083).

(u)On August 28, 2019, the Company issued a convertible note payable for $35,200. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on May 28, 2020. The note is also convertible into common shares of the Company at 68% of the lower of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion and the lowest trading price of the Company’s common stock in the twenty days prior to the date of issuance. During the period ended March 31, 2020, the Company issued 2,104,577 common shares for the settlement of the principal balance and accrued interest. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $5,869), the unamortized discount on the note is $nil (September 30, 2019 - $29,331), accrued interest of $nil (September 30, 2019 - $375) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $30,617).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

(v)On August 28, 2019, the Company issued a convertible note payable for $110,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on August 28, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion. On February 21, 2020, the Company repaid the principal balance of $110,000 and accrued interest of $5,286. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $978), the unamortized discount on the note is $nil (September 30, 2019 - $109,022), accrued interest of $nil (September 30, 2019 - $978) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $121,624).

(w)On September 13, 2019, the Company issued a convertible note payable for $175,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on September 13, 2020, of which the proceeds were not received until October 2019. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 68% of the lowest trading price in the prior twenty trading days including the date of conversion. As at March 31, 2020, the carrying value of the note payable is $20,124 (September 30, 2019 - $nil), the unamortized discount on the note is $154,876 (September 30, 2019 - $nil), accrued interest of $9,625 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $235,589 (September 30, 2019 - $nil).

(x)On September 17, 2019, the Company issued a convertible note payable for $150,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on January 17, 2021. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 68% of the lowest trading price in the prior twenty trading days on which at least 100 common shares of the Company were traded including the date of conversion. On March 10, 2020, the Company repaid the principal balance of $150,000 and accrued interest of $7,208. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $92), the unamortized discount on the note is $nil (September 30, 2019 - $54,908), accrued interest of $nil (September 30, 2019 - $542) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $152,239).

(y)On September 24, 2019, the Company issued the second tranche of the convertible note payable dated June 13, 2019 for $55,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on September 24, 2020. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 65% of the lowest trading price in the prior twenty trading days prior to the date of conversion. On March 20, 2020, the Company repaid the principal balance of $55,000 and accrued interest of $2,689. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $96), the unamortized discount on the note is $nil (September 30, 2019 - $54,908), accrued interest of $nil (September 30, 2019 - $96) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $59,287).

(z)On September 24, 2019, the Company issued a convertible note payable for $48,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on September 24, 2020. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 61% of the lowest trading price in the prior twenty trading days prior to the date of conversion. On March 18, 2020, the Company repaid the principal balance of $48,000 and accrued interest of $2,784. As at March 31, 2020, the carrying value of the note payable is $nil (September 30, 2019 - $96), the unamortized discount on the note is $nil (September 30, 2019 - $47,904), accrued interest of $nil (September 30, 2019 - $96) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $nil (September 30, 2019 - $56,217).

(aa)On October 15, 2019, the Company issued a convertible note payable for $52,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on October 15, 2020. The note is also convertible into common shares of the Company at the lower of the closing common stock price and 66% of the lowest trading price in the prior twenty trading days including the date of conversion. As at March 31, 2020, the carrying value of the note payable is $4,386 (September 30, 2019 - $nil), the unamortized discount on the note is $47,614 (September 30, 2019 - $nil), accrued interest of $2,398 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $73,856 (September 30, 2019 - $nil).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

(bb)On October 15, 2019, the Company issued a convertible note payable for $29,150. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on October 15, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price in the twenty days prior to the issuance date or 61% of the lowest trading price in the prior twenty trading days including the date of conversion. As at March 31, 2020, the carrying value of the note payable is $2,786 (September 30, 2019 - $nil), the unamortized discount on the note is $26,364 (September 30, 2019 - $nil), accrued interest of $1,573 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $46,291 (September 30, 2019 - $nil).

(cc)On October 15, 2019, the Company issued a convertible note payable for $29,150. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on October 15, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price in the twenty days prior to the issuance date or 61% of the lowest trading price in the prior twenty trading days including the date of conversion. As at March 31, 2020, the carrying value of the note payable is $2,818 (September 30, 2019 - $nil), the unamortized discount on the note is $26,332 (September 30, 2019 - $nil), accrued interest of $1,613 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $46,352 (September 30, 2019 - $nil).

(dd)On October 31, 2019, the Company issued a convertible note payable for $43,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on October 31, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price in the ten days prior to the date of conversion. As at March 31, 2020, the carrying value of the note payable is $3,496 (September 30, 2019 - $nil), the unamortized discount on the note is $39,504 (September 30, 2019 - $nil), accrued interest of $2,150 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $69,888 (September 30, 2019 - $nil).

(ee)On November 1, 2019, the Company issued a convertible note payable for $20,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on November 1, 2020. The note is also convertible into common shares of the Company at 65% of the lower of the lowest trading price or lowest closing bid of the Company’s common stock in the twenty trading days prior to notice of conversion. As at March 31, 2020, the carrying value of the note payable is $1,407 (September 30, 2019 - $nil), the unamortized discount on the note is $18,593 (September 30, 2019 - $nil), accrued interest of $833 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $29,785 (September 30, 2019 - $nil).

(ff)On November 4, 2019, the Company issued a convertible note payable for $113,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on November 4, 2020. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common stock in the fifteen trading days prior to notice of conversion. As at March 31, 2020, the carrying value of the note payable is $7,679 (September 30, 2019 - $nil), the unamortized discount on the note is $105,321 (September 30, 2019 - $nil), accrued interest of $4,614 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $185,787 (September 30, 2019 - $nil).

(gg)On November 4, 2019, the Company issued a convertible note payable for $46,200. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on November 4, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price or lowest closing bid of the Company’s common stock in the twenty trading days prior to notice of conversion. As at December 31, 2019, the carrying value of the note payable is $2,455 (September 30, 2019 - $nil), the unamortized discount on the note is $43,745 (September 30, 2019 - $nil), accrued interest of $1,802 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $67,148 (September 30, 2019 - $nil).

(hh)On December 9, 2019, the Company issued a convertible note payable for $47,300. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on December 9, 2020. The note is also convertible into common shares of the Company at 61% of the lower of the lowest trading price or lowest closing bid of the Company’s common stock in the twenty trading days prior to notice of conversion. As at March 31, 2020, the carrying value of the note payable is $2,318 (September 30, 2019 - $nil), the unamortized discount on the note is $44,982 (September 30, 2019 - $nil), accrued interest of $1,766 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $78,036 (September 30, 2019 - $nil).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

(ii)On December 23, 2019, the Company issued a convertible note payable for $43,000. Under the terms of the note, the amount owing is unsecured, bears interest at 12% per annum and is due on December 23, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common stock in the ten trading days prior to notice of conversion. As at March 31, 2020, the carrying value of the note payable is $3,255 (September 30, 2019 - $nil), the unamortized discount on the note is $39,745 (September 30, 2019 - $nil), accrued interest of $1,405 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $69,549 (September 30, 2019 - $nil).

(jj)On January 31, 2020, the Company issued a convertible note payable for $147,250. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on January 31, 2021. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common stock in the prior twenty trading days including the date of conversion. As at March 31, 2020, the carrying value of the note payable is $2,454 (September 30, 2019 - $nil), the unamortized discount on the note is $144,796 (September 30, 2019 - $nil), accrued interest of $2,454 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $243,199 (September 30, 2019 - $nil).

(kk)On January 31, 2020, the Company issued a convertible note payable for $147,250. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on January 31, 2021. The note is also convertible into common shares of the Company at 40% of the lowest trading price of the Company’s common stock in the prior twenty trading days including the date of conversion. As at March 31, 2020, the carrying value of the note payable is $2,454 (September 30, 2019 - $nil), the unamortized discount on the note is $144,796 (September 30, 2019 - $nil), accrued interest of $2,454 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $384,774 (September 30, 2019 - $nil).

(ll)On February 7, 2020, the Company issued a convertible note payable for $177,200. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on February 7, 2021. The note is also convertible into common shares of the Company at 60% of the lowest trading price of the Company’s common stock in the prior twenty trading days including the date of conversion. As at March 31, 2020, the carrying value of the note payable is $2,658 (September 30, 2019 - $nil), the unamortized discount on the note is $174,542 (September 30, 2019 - $nil), accrued interest of $2,658 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $292,461 (September 30, 2019 - $nil).

(mm)On February 14, 2020, the Company issued a convertible note payable for $83,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on December 1, 2020. The note is also convertible into common shares of the Company at 61% of the lowest trading price of the Company’s common stock in the ten trading days prior to date of conversion. As at March 31, 2020, the carrying value of the note payable is $1,084 (September 30, 2019 - $nil), the unamortized discount on the note is $81,916 (September 30, 2019 - $nil), accrued interest of $1,084 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $133,650 (September 30, 2019 - $nil).

(nn)On February 14, 2020, the Company issued a convertible note payable for $75,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on February 14, 2021. The note is also convertible into common shares of the Company at 65% of the lower of lowest closing bid or lowest trading price of the Company’s common stock in the twenty trading days prior to date of conversion. As at March 31, 2020, the carrying value of the note payable is $979 (September 30, 2019 - $nil), the unamortized discount on the note is $74,021 (September 30, 2019 - $nil), accrued interest of $979 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $112,662 (September 30, 2019 - $nil).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

(oo)On February 18, 2020, the Company issued a convertible note payable for $110,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on February 18, 2021. The note is also convertible into common shares of the Company at the lesser of (i) 61% multiplied by the lowest trading price during the previous twenty trading days before the "Issue Date" of the note or (ii) 61% multiplied by the market price ( the lowest trading price for the common stock during the twenty trading-day period ending on the last complete trading day prior to the conversion date). As at March 31, 2020, the carrying value of the note payable is $1,314 (September 30, 2019 - $nil), the unamortized discount on the note is $108,686 (September 30, 2019 - $nil), accrued interest of $1,314 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $176,090 (September 30, 2019 - $nil).

(pp)On February 18, 2020, the Company issued a convertible note payable for $110,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on February 18, 2021. The note is also convertible into common shares of the Company at the lesser of (i) 61% multiplied by the lowest trading price during the previous twenty trading days before the "Issue Date" of the note or (ii) 61% multiplied by the market price ( the lowest trading price for the common stock during the twenty trading-day period ending on the last complete trading day prior to the conversion date). As at March 31, 2020, the carrying value of the note payable is $1,314 (September 30, 2019 - $nil), the unamortized discount on the note is $108,686 (September 30, 2019 - $nil), accrued interest of $1,314 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $176,090 (September 30, 2019 - $nil).

(qq)On February 19, 2020, the Company issued a convertible note payable for $220,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on February 19, 2021. The note is also convertible into common shares of the Company at 60% of the lowest closing bid price of the Company’s share for the fifteen trading days prior to date of conversion. As at March 31, 2020, the carrying value of the note payable is $2,567 (September 30, 2019 - $nil), the unamortized discount on the note is $217,433 (September 30, 2019 - $nil), accrued interest of $2,567 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $359,524 (September 30, 2019 - $nil).

(rr)On March 17, 2020, the Company issued a convertible note payable for $520,000. Under the terms of the note, the amount owing is unsecured, bears interest at 10% per annum and is due on September 17, 2020. The note is also convertible into common shares of the Company at 63% of the lowest closing trading price of the Company’s share in the prior twenty trading days including date of conversion. As at March 31, 2020, the carrying value of the note payable is $2,022 (September 30, 2019 - $nil), the unamortized discount on the note is $517,978 (September 30, 2019 - $nil), accrued interest of $2,022 (September 30, 2019 - $nil) has been recorded in accounts payable and accrued liabilities, and had a derivative liability of $760,941 (September 30, 2019 - $nil).

4. Related Party Transactions

(a)As of March 31, 2020, the Company owes $120,146 (September 30, 2019 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of March 31, 2020, the Company owes $85,500 (September 30, 2019 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of March 31, 2020, the Company owes $326,077 (September 30, 2019 - $221,897) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of March 31, 2020, the Company owes $30,726 (September 30, 2019 – $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

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

6. Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures as disclosed in Note 4 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the six months ended March 31, 2020, the Company recorded a loss on the change in the fair value of derivative liability of $3,623,387 (2019 - $944,008). As at March 31, 2020, the Company recorded a derivative liability of $3,776,294 (September 30, 2019 - $$3,437,200).

The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Expected volatility	70-319%	75-151%
Risk free rate	1.41%	1.75%
Expected life (in years)	0.2-1.0	0.2-1.0

A summary of the activity of the derivative liability is shown below:

$
Balance, September 30, 2019	3,437,200
Derivative additions associated with convertible notes	2,029,525
Adjustment for conversion/repayment	(5,313,818)
Mark to market adjustment at March 31, 2020	3,623,387

Balance, March 31, 2020	3,776,294

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

For the period ended March 31, 2020

(unaudited)

7. Common Shares (Continued)

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

On November 8, 2019, the Company issued 815,396 common shares with a fair value of $35.877 for the conversion of $6,234 of notes payable, $1,645 of accrued interest, $13,647 of finance penalties, and $19,231 of derivative liability resulting in a gain on settlement of debt of $4,880.

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

For the period ended March 31, 2020

(unaudited)

7. Common Shares (Continued)

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

On January 2, 2020, the Company issued 2,316,826 common shares with a fair value of $81,090 for the conversion of $40,000 of note payable, $3,167 of accrued interest, and $49,831 of derivative liability resulting in a gain on settlement of debt of $11,908.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

7. Common Shares (Continued)

On January 2, 2020, the Company issued 1,567,942 common shares with a fair value of $54,878 for the conversion of $25,000 of note payable, $1,708 of accrued interest, and $36,380 of derivative liability resulting in a gain on settlement of $8,210.

On January 2, 2020, the Company issued 892,857 common shares with a fair value of $31,250 for the conversion of $15,000 of note payable and $19,062 of derivative liability resulting in a gain on settlement of $2,812.

On January 3, 2020, the Company issued 1,553,815 common shares with a fair value of $49,722 for the conversion of $21,500 of note payable, $3,530 of accrued interest, $500 of fees, and $26,692 of derivative liability resulting in a gain on settlement of $2,500.

On January 3, 2020, the Company issued 2,000,000 common shares with a fair value of $64,000 for the conversion of $25,933 of note payable, $6,697 of accrued interest and $36,589 of derivative liability resulting in a gain on settlement of $5,219.

On January 3, 2020, the Company issued 892,857 common shares with a fair value of $28,572 for the conversion of $15,000 of note payable and $16,833 of derivative liability resulting in a gain on settlement of $3,261.

On January 6, 2020, the Company issued 860,000 common shares with a fair value of $25,800 for the conversion of $11,311 of note payable, $750 fees and $15,573 of derivative liability resulting in a gain on settlement of $1,834.

On January 6, 2020, the Company issued 1,264,782 common shares with a fair value of $37,944 for the conversion of $20,000 of note payable, $94 of accrued interest, $500 of fees and $19,661 of derivative liability resulting in a gain on settlement of $2,311.

On January 6, 2020, the Company issued 1,071,429 common shares with a fair value of $32,143 for the conversion of $18,000 of note payable and $17,815 of derivative liability resulting in a gain on settlement of $3,672.

On January 7, 2020, the Company issued 802,381 common shares with a fair value of $24,874 for the conversion of $10,000 of note payable, $3,622 of accrued interest and $14,098 of derivative liability resulting in a gain on settlement of $2,846.

On January 7, 2020, the Company issued 1,569,981 common shares with a fair value of $48,669 for the conversion of $25,000 of note payable, $1,743 of accrued interest and $27,445 of derivative liability resulting in a gain on settlement of $5,519.

On January 10, 2020, the Company issued 1,395,332 common shares for a fair value of $35,581 for the conversion of $20,000 of note payable, $1,014 of accrued interest and $21,671 of derivative liability resulting in a gain on settlement of $7,104.

On January 13, 2020, the Company issued 1,938,768 common shares for a fair value $52,347 for the conversion of $30,000 of note payable, $2,142 of accrued interest and $26,911 of derivative liability resulting in a gain on settlement of $6,706.

On January 14, 2020, the Company issued 1,340,000 common shares for a fair value of $45,560 for the conversion of $17,306 of note payable, $750 of fees and $31,041 of derivative liability resulting in a gain on settlement of $3,537.

On January 14, 2020, the Company issued 916,963 common shares for a fair value of $31,177 for the conversion of $14,000 of note payable, $600 of accrued interest, $500 of fees and $19,647 of derivative liability resulting in a gain on settlement of $3,570.

On January 14, 2020, the Company issued 5,021,366 common shares for a fair value of $170,726 for the conversion of $79,067 of note payable, $572 accrued interest and $114,349 of derivative liability resulting in a gain on settlement of $23,262.

On January 15, 2020, the Company issued 1,500,000 common shares for a fair value of $100,470 for the conversion of $19,462 of note payable, $750 of fees and $100,470 of derivative liability resulting in a gain on settlement of 21,212.

On January 15, 2020, the Company issued 4,649,492 common shares for a fair value of $311,422 for the conversion of $75,000 of note payable, $5,938 of accrued interest and $247,423 derivative liability resulting in a gain on settlement of $16,939.

On January 15, 2020, the Company issued 2,805,479 common shares for a fair value of $187,911 for the conversion of $40,000 of note payable, $2,082 of accrued interest and $154,571 of derivative liability resulting in a gain on settlement of $8,742.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

7. Common Shares (Continued)

On January 15, 2020, the Company issued 3,232,955 common shares for a fair value of $216,543 for the conversion of $50,000 of note payable, $3,597 of accrued interest and $168,041 of derivative liability resulting in a gain on settlement of $5,095.

On January 16, 2020, the Company issued 3,233,793 common shares for a fair value of $181,093 for the conversion of $50,000, accrued interest of $3,611 and derivative liability of $132,763 resulting in a gain on settlement of $5,281.

On January 17, 2020, the Company issued 5,263,014 common shares for a fair value of $302,623 for the conversion of $75,000 of note payable, $3,945 of accrued interest and $242,111 of derivative liability resulting in a gain on settlement of $18,433.

On January 22, 2020, the Company issued 2,591,056 common shares for a fair value of $82,914 for the conversion of $40,000 of note payable, $2,956 accrued interest and $53,413 of derivative liability resulting in a gain on settlement of $13,455.

On January 23, 2020, the Company issued 1,757,077 common shares for a fair value of $70,248 for the conversion of $25,000 of note payable, $1,295 accrued interest and $52,557 of derivative liability resulting in a gain of settlement of $8,604.

On January 23, 2020, the Company issued 3,761,200 common shares with a fair value of $150,448 for consulting services.

On January 23, 2020, the Company issued 3,475,000 common shares with a fair value of $139,000 for consulting services including 1,000,000 common shares with a fair value of $40,000 to a director of the Company.

On January 27, 2020, the Company issued 4,679,001 common shares with a fair value of $170,784 for the conversion of $75,000 of note payable, $6,793 of accrued interest and $150,648 of derivative liability resulting in a gain on settlement of $61,657.

On January 27, 2020, the Company issued 2,594,407 common shares with a fair value of $94,695 for the conversion of $40,000 of note payable, $3,011 of accrued liability and $59,353 of derivative liability resulting in a gain on settlement of $7,669.

On January 30, 2020, the Company issued 2,596,417 common shares with a fair value of $84,383 for the conversion of $40,000, $2,683 of accrued interest and $50,666 of derivative liability resulting in a gain on settlement of 8,966.

On February 4, 2020, the Company issued 6,467,394 common shares with a fair value of $239,293 for the conversion of $98,000 of note payable, $5,907 of accrued interest, $105 of fees and $166,151 of derivative liability resulting in a gain on settlement of $30,870.

On February 5, 2020, the Company issued 2,503,957 common shares with a fair value of $113,930 for the conversion of $40,000 of note payable, $3,589 of accrued interest and $72,495 of derivative liability resulting in a gain on settlement of $2,154.

On February 5, 2020, the Company issued 670,000 common shares with a fair value of $30,485 for the conversion of $8,278 of note payable, $750 of fees and $22,106 of derivative liability resulting in a gain on settlement of $649.

On February 6, 2020, the Company issued 5,026,425 common shares with a fair value of $201,057 for the conversion of $78,630 of note payable, $4,375 of accrued interest and $134,206 of derivative liability resulting in a gain on settlement of $16,154.

On February 10, 2020, the Company issued 9,723,549 common shares with a fair value of $495,901 for the conversion of $150,000 of note payable, $11,096 of accrued interest, $105 of fees and $366,278 of derivative liability resulting in a gain on settlement of $31,578.

On February 10, 2020, the Company issued 1,118,568 common shares with a fair value of $57,047 for the conversion of $20,000 of note payable and $37,087 of derivative liability resulting in a gain on settlement of $40.

On February 10, 2020, the Company issued 7,834,840 common shares with a fair value of $399,577 for the conversion of $125,000 of note payable, $14,524 of accrued interest and $269,904 of derivative liability resulting in a gain on settlement of $9,851.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

7. Common Shares (Continued)

On February 11, 2020, the Company issued 2,051,298 common shares with a fair value of $137,355 for the conversion of $18,641 of note payable, $4,564 of accrued interest, $1,500 of fees and $108,919 of derivative liability resulting in a gain on settlement of $3,731.

On February 12, 2020, the Company issued 1,388,889 common shares with a fair value of $83,333 for the conversion of $25,000 of note payable and $65,150 of derivative liability resulting in a gain on settlement of $6,817.

On February 14, 2020, the Company issued 2,688,172 common shares with a fair value of $161,290 for the conversion of $50,000 of note payable, $3,550 of accrued interest and $127,306 of derivative liability resulting in a gain on settlement of $19,566.

On February 19, 2020, the Company issued 9,301,308 common shares with a fair value of $836,188 for the conversion of $175,000 of note payable, $14,529 of accrued interest, $105 of fees and $238,239 of derivative liability resulting in a loss on settlement on $408,315.

On February 19, 2020, the Company issued 3,643,827 common shares with a fair value of $327,580 for the conversion of $60,000 of note payable, $5,472 of accrued interest and $327,580 of derivative liability resulting in a gain on settlement of $65,472.

On February 24, 2020, the Company issued 10,000,000 common shares with a fair value of $400,000 for consulting services including 6,000,000 common shares with a fair value of $240,000 to three directors of the Company.

On February 24, 2020, the Company issued 9,206,396 common shares with a fair value of $535,996 for the conversion of $175,000 of note payable, $12,705 of accrued interest, $105 of fees and $398,306 of derivative liability resulting in a gain on settlement of $50,120.

On February 27, 2020, the Company issued 1,313,822 common shares for the exercise of cashless warrants.

On March 1, 2020, the Company issued 2,104,577 common shares with a fair value of $99,967 for the conversion of $35,200 of note payable, $2,147 of accrued interest, $500 fees and $68,868 of derivative liability resulting in a gain on settlement of 6,748.

On March 2, 2020, the Company issued 2,049,666 common shares with a fair value of $97,359 for the conversion of $35,200 of note payable, $2,159 of accrued interest, $500 of fees and $69,374 of derivative liability resulting in a gain on settlement of $9,874.

On March 4, 2020, the Company issued 7,910,062 common shares with a fair value of $514,154 for the conversion of $150,000 of note payable, $11,635 of accrued interest, $105 of fees and $390,342 of derivative liability resulting in a gain on settlement of $37,928.

On March 24, 2020, the Company issued 5,082,065 common shares with a fair value of $193,118 for the conversion of $90,000 of note payable. $6,657 of accrued interest, $105 of fees and $127,986 of derivative liability resulting in a gain on settlement of $31,630.

During the period ended March 31, 2020, the Company received share subscriptions of $1,125,000 for the future issuance of private placement units at $0.04 per unit, where each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024. As at the date of the filing, the private placement units have not been issued.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2020

(unaudited)

8. Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2019	8,925,334	0.10
Granted	2,722,224	0.17
Exercised	(4,310,807)	0.07

Balance, March 31, 2020	7,336,751	0.14

Additional information regarding share purchase warrants as of March 31, 2020, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Remaining Contractual Life (years)
0.001	19,512	0.01
0.01	603,015	0.28
0.10	3,250,000	1.4
0.15	1,500,000	0.7
0.17	500,000	0.3
0.18	722,224	0.3
0.20	500,000	0.3
0.50	242,000	0.05

	7,336,751	3.34

9. Subsequent Events

(a) In April 2020, the Company received $400,000 of share subscriptions for the future issuance of private placement units at $0.04 per unit, where each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024

(b) Between April 1, 2020 and May 11, 2020, the Company issued 17,918,056 common shares for the conversion of outstanding convertible notes payable.

The Company has evaluated events occurring from March 31, 2020 through the date the financial statements were issued and determined that there are no additional events requiring disclosure

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In our laboratories located in Boston, Massachusetts, and Virginia City, Nevada, we have been developing and optimizing our proprietary extraction technologies to harvest nickel, cobalt, manganese, and lithium from recycled batteries for refinement into battery-grade metal feedstocks.

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

The Company is currently a pre-revenue organization and we do not anticipate earning revenues until such time as we have completed construction of our first lithium-ion battery recycling facility. We do not anticipate earning revenues from our exploration and extraction businesses until we have undertaken sufficient exploration work to identify lithium and or other battery metals reserves. Exploration work will take several years and there is no certainty we will ever reach a production stage. Our Company is considered to be in the exploration stage due to not having done exploration work which would result in a development decision.

Employees

The company has ten employees: (a) two officers, Mr. Cole, and our Chief Technical Officer and (b) eight other employees: Chief of Mining Operations, Principal Chemical Engineer, Lead Onsite Project Manager, Lead Chemist, Head of Business Development, Finance Operations head, Corporate Communications head, and Office Assistant.

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

Results of Operations

Revenues

During the three and six months ended March 31, 2020 and 2019, the Company did not realize any revenues.

Expenses

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, the Company incurred $2,015,935 of operating expenses compared to $6,456,096 of operating expenses during the three months ended March 31, 2019. Overall, the decrease in operating expense was due to the fact that the Company issued 19,550,000 common shares for service with a fair value of $5,839,360 in fiscal 2019 compared to 17,236,200 common shares for fair value of $689,448 during fiscal 2020. The decrease in share-based compensation was offset by an increase of $223,875 for exploration costs due to additional costs incurred on the Company’s mineral rights and an increase of $238,000 in management fees to officers and directors of the Company.

In addition to operating expenses, the Company incurred interest and accretion expense of $2,503,804 during the three months ended March 31, 2020 compared to $439,474 during the three months ended March 31, 2019. The increase in interest and accretion expense was due to the fact that the Company had more conversions of outstanding convertible notes in the current year compared to prior year which resulted in the acceleration of accretion on the debt discount that was originally derived due to the fair value of the convertibility features on the convertible notes. The Company also had an increase in the loss due to the change in the fair value of the derivative liability from $235,853 for the three months ended March 31, 2019 to $3,558,652 for the three months ended March 31, 2020 due to the fact that the Company had a more volatile share price during the current year which resulted in a wider spread between the fair value of the common stock and the discounted conversion rates for the convertible debentures. Finally, the Company recorded a gain on the settlement of debt of $565,405 compared a gain of $568,218 during the three months ended March 31, 2019 due to the fact that the overall derivative liability amounts were higher which resulted in more derivative liability being eliminated upon conversion of the debt with the issuance of common shares.

Net Loss

During the three months ended March 31, 2020, the Company incurred a net loss of $7,512,986 or $0.03 loss per share compared to a net loss of $6,563,205 or $0.06 loss per share during the three months ended March 31, 2019. The increase in the net loss is due to the fact that the Company had a larger loss due to the change in fair value of derivative liabilities due to the increased use of convertible notes payable as a source of financing for the Company’s operations and the decrease in the loss per share is due to the fact that the Company has more common shares outstanding in the current year compared to the prior year.

Six Months Ended March 31, 2020

During the six months ended March 31, 2020, the Company incurred $3,099,066 of operating expenses compared to $7,618,312 of operating expenses during the six months ended March 31, 2019. Overall, the decrease in operating expense was due to the fact that the Company issued 22,750,000 common shares for service with a fair value of $6,328,360 in fiscal 2019 compared to 22,796,200 common shares for fair value of $922,968 during fiscal 2020. The decrease in share-based compensation was offset by an increase of $215,566 for exploration costs due to additional costs incurred on the Company’s mineral rights and an increase of $238,000 in management fees to officers and directors of the Company.

In addition to operating expenses, the Company incurred interest and accretion expense of $4,435,612 during the six months ended March 31, 2020 compared to $717,164 during the six months ended March 31, 2019. The increase in interest and accretion expense was due to the fact that the Company had more conversions of outstanding convertible notes in the current year compared to prior year which resulted in the acceleration of accretion on the debt discount that was originally derived due to the fair value of the convertibility features on the convertible notes. The Company also had an increase in the loss due to the change in the fair value of the derivative liability from $944,008 for the six months ended March 31, 2019 to $3,623,387 for the six months ended March 31, 2020 due to the fact that the Company had a more volatile share price during the current year which resulted in a wider spread between the fair value of the common stock and the discounted conversion rates for the convertible debentures. Finally, the Company recorded a gain on the settlement of debt of $693,268 compared a gain of $146,473 during the six months ended March 31, 2019 due to the fact that the overall derivative liability amounts were higher which resulted in more derivative liability being eliminated upon conversion of the debt with the issuance of common shares.

Net Loss

During the six months ended March 31, 2020, the Company incurred a net loss of $10,461,051 or $0.05 loss per share compared to a net loss of $9,133,011 or $0.09 loss per share during the six months ended March 31, 2019. The decrease in the loss per share is due to the fact that the Company has more common shares outstanding in the current year compared to the prior year.

Liquidity and Capital Resources

At March 31, 2020, the Company had cash of $282,374 and total assets of $443,677 compared to cash of $7,371 and total assets of $92,694 as at September 30, 2019. The increase in cash is due to the fact that the Company received $2,243,491 of financing during the current period which was not completely used, including $1,125,000 of private placement subscriptions for shares to be issued and net financing of $1,118,491 from convertible notes. The increase in total assets is due to the increase in cash as there were no material changes in prepaid expenses or the carrying value of the Company’s investment in the CINC joint venture.

The Company had total current liabilities of $5,176,411 at March 31, 2020 compared to $4,879,614 at September 30, 2019. The increase is due to an increase in derivative liabilities of $339,094 due to an increased spread between the conversion rate of the convertible notes and the fair value of the Company’s common shares at March 31, 2020, and an increase in accounts payable and accrued liabilities of $27,632, and $104,180 increase in amounts due to related parties due to timing differences between the expenditures incurred and the payment of the outstanding balances. The increase was offset by a decrease in the carrying value of notes payable from $398,348 at September 30, 2019 compared to $224,239 at March 31, 2020. The decrease in the carrying value of notes payable was due to the repayment of convertible notes payable of $855,259 during fiscal 2020 and the conversion of outstanding convertible notes payable during the year. As at March 31, 2020, the Company had total face value of convertible debt outstanding of $2,367,500 compared to total face value of convertible debt of $3,493,259 as at September 30, 2019.

As at March 31, 2020, the Company had a working capital deficit of $4,767,984 compared to a working capital deficit of $4,822,170 at September 30, 2019. Overall, the working capital deficit was consistent to September 30, 2019 as the Company converted or repaid outstanding notes payable and replaced them with new convertible debentures as well as $1,125,000 of cash was received for share subscriptions which was used for operating expenses and for repayment of outstanding convertible notes payable.

During the six months ended March 31, 2020, the Company issued 22,796,200 common shares for services with a fair value of $922,968, issued 168,633,740 common shares to convert outstanding notes payable and accrued interest of $8,314,497, and issued 4,310,807 common shares for the exercise of cashless share purchase warrants that were previously issued to note holders as an inducement for the convertible note proceeds.

As at March 31, 2020 and 2019, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the six months ended March 31, 2020, the Company used $1,968,488 of cash for operating activities as compared to $966,484 during the six months ended March 31, 2019. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities, including $1,125,000 from share subscriptions, which allowed it to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the six months ended March 31, 2020 and 2019, the Company did not have any investing activities.

Cash from Financing Activities

During the six months ended March 31, 2020, the Company received $2,243,491 of financing, which included $1,973,750 of funding from the issuance of convertible notes payable less repayments of $855,259 on the convertible notes during the period, and $1,125,000 from share subscriptions received. Comparatively, for the six months ended March 31, 2019, the Company received $1,191,264 of funding from financing activities which was primarily from the funding and repayment of outstanding convertible notes.

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

As of March 31, 2020, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of March 31, 2020.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2018, the Company filed a complaint in Nevada seeking the return or cancellation of 16 million common shares which the Company believes were fraudulently issued as well as claims against the former CEO of the Company, Craig Alford. As a result, the Company entered into agreements to cancel eleven million shares (of which ten million shares have already been cancelled). The remaining five million shares were cancelled and reissued after the Company determined that the recipients provided proper consideration for such shares. Alford has filed a counterclaim against the Company for amounts allegedly owed to him that the Company believes is entirely without merit. The litigation continues against Alford and certain other relief defendants but has been delayed due to Covid -19 restrictions.

In March 2019, a shareholder of the Company filed a lawsuit against the Company seeking removal of a securities law restrictive legend and damages related thereto. This claim has been resolved and is no longer outstanding. Other than the preceding, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2020, the Company issued 3,761,200 common shares for consulting services.

On January 23, 2020, the Company issued 3,475,000 common shares for consulting services including 1,000,000 common shares to a director of the Company.

On January 31, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $147,250 with a purchase price of $137,250 to Eagle Equities, LLC. The note is due January 31, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest trading price of common stock during the prior twenty (20) trading day period ending on the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On January 31, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $177,200 with a purchase price of $164,200 to GS Capital Partners, LLC. The note is due January 31, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 40% of the lowest trading price of common stock during the prior twenty (20) trading day period ending on the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On February 7, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $147,250 with a purchase price of $137,250 to GS Capital Partners, LLC. The note is due February 7, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest trading price of common stock during the prior twenty (20) trading day period ending on the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On February 14, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $83,000 with a purchase price of $83,000 to Power Up Lending Group Ltd. The note is due December 1, 2020. The holder shall have the right from time to time, and at any time during the period beginning one hundred eighty (180) days from the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 112% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum

On February 18, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $110,000 with a purchase price of $100,000 to BHP Capital NY Inc. The note is due February 18, 2021. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 110% - 130% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On February 18, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $110,000 with a purchase price of $100,000 to Jefferson Street Capital LLC. The note is due February 18, 2021. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 110% - 130% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On February 19, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $220,000 with a purchase price of $200,000 to Odyssey Capital, LLC. The note is due February 19, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest closing bid price of common stock during the prior fifteen (15) trading day period ending on the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On February 24, 2020, the Company issued 10,000,000 common shares for consulting services including 6,000,000 common shares to three directors of the Company.

On February 27, 2020, the Company issued 1,313,822 common shares for the exercise of cashless warrants.

On March 17, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $520,000 with a purchase price of $510,000 to GS Capital Partners, LLC. The note is due September 17, 2020. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 63% of the lowest trading price of common stock during the prior twenty (20) trading day period ending on the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 128% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

From January 1, 2020 through March 31, 2020, the Company issued 139,078,983 common shares for the conversions of $2,250,528 in principal of convertible notes and $163,709 of accrued interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Securities Purchase Agreement by and between American Battery Metals Corporation and Eagle Equities, LLC dated January 31, 2020	x
10.2	Convertible Promissory Note of American Battery Metals Corporation in favor of Eagle Equities, LLC dated January 31, 2020	x
10.3	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated January 31, 2020	x
10.4	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated January 31, 2020	x
10.5	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated February 7, 2020	x
10.6	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated February 7, 2020	x
10.7	Securities Purchase Agreement by and between American Battery Metals Corporation and Power Up Lending Group Ltd. dated February 14, 2020	x
10.8	Convertible Promissory Note of American Battery Metals Corporation in favor of Power Up Lending Group Ltd. dated February 14, 2020	x
10.9	Securities Purchase Agreement by and between American Battery Metals Corporation and BHP Capital NY Inc. dated February 18, 2020	x
10.10	Convertible Promissory Note of American Battery Metals Corporation in favor of BHP Capital NY Inc. dated February 18, 2020	x
10.11	Securities Purchase Agreement by and between American Battery Metals Corporation and Jefferson Street Capital LLC dated February 18, 2020	x
10.12	Convertible Promissory Note of American Battery Metals Corporation in favor of Jefferson Street Capital LLC dated February 18, 2020	x
10.13	Securities Purchase Agreement by and between American Battery Metals Corporation and Odyssey Capital, LLC dated February 19, 2020	x
10.14	Convertible Promissory Note of American Battery Metals Corporation in favor of Odyssey Capital, LLC dated February 19, 2020	x
10.15	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated March 17, 2020	x
10.16	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated March 17, 2020	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: May 15, 2020

	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer