Form 10-KT
period 2020-06-30
AMERICAN BATTERY METALS CORP
filed 2020-09-28
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from October 1, 2019 to June 30, 2020

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,194,140.24 as of March 31, 2020

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 451,686,173 as of September 28, 2020.

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

This Report includes our audited consolidated financial statements as at and for the nine months ended June 30, 2020 and as at and for the twelve months ended September 30, 2019. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

PART I

Item 1. Business

Background

The lithium-ion battery manufacturing supply chain is organized into four industries that operate in series: battery feedstock providers, material refiners, cell manufacturers, and end-use product (electric vehicle, stationary storage, consumer electronics, etc.) manufacturers. While the scale of manufacturing of lithium-ion battery cells and of electric vehicles and other end-use products have grown substantially within the US in recent years, there has been little domestic growth in the battery feedstock and material refining portions of the manufacturing supply chain. This has led to an imbalance within the domestic US supply chain and has caused the majority of cell manufacturing and end-use product manufacturers to rely on foreign supplies of their raw and refined feedstock materials. The situation is so dire that in its “Mineral Commodity Summaries 2020” report, the US Geological Survey calculated that less than 1% of each of the critical and strategic battery metals (lithium, nickel, cobalt, and manganese) produced globally in 2019 were produced within the US.

American Battery Metals Corporation (“ABMC”) is a startup company in the lithium-ion battery industry that is working to increase the domestic US production of these four battery metals through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries for the recovery of battery metals. Through this three-pronged approach ABMC is working to both increase the domestic production of these battery metals, and also to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the manufacturing supply chain in a closed-loop fashion.

Battery Metals Exploration

The Company’s exploration efforts are currently focused on the sampling and characterization of lithium-bearing of brine and claystone sedimentary resources in the Western Nevada Basin (WNB) located in Nye County, Nevada. Through sampling and evaluation of its previous holdings over the past year, the Company has recently down selected from 1,300 claims to the most promising resources and currently holds 647 placer mining claims on over 12,940 acres of land. The Company is performing bench scale characterization and extraction trials to evaluate the technical and economic feasibility of extracting elemental lithium from these resources in order to produce battery grade lithium hydroxide, and other high value lithium products, for sale to the battery metals market.

ABMC has been evaluating the expansion of exploration efforts to nickel, cobalt, and manganese rich resources throughout the US and Canada, however, has not yet entered into any formal agreements or contracts.

Battery Metals Extractions

In addition, ABMC has been working in collaboration with several lithium-rich resource owners within the Clayton Valley area of Central Nevada. These resources largely consist of lithium-rich claystone sedimentary deposits, and ABMC has been working with these resource owners in order to receive sample quantities of materials from various drilling locations. Through characterizations and experimentation, ABMC has found that the mechanisms by which lithium is held within these deposits is quite unique, and ABMC has been performing bench scale trials on an internally developed first-of-kind selective leaching process for the low-cost extraction of lithium from these claystone resources. This novel method of enabling a selective leaching of lithium from these claystone sedimentary resources has allowed for significantly lower consumption of acid, lower levels of contaminants in the generated leach liquor, and lower overall costs of production. After reviewing the performance of this novel process and confirming its uniqueness through discussions with third party industry analysts, ABMC is considering preparing and submitting an initial provisional patent application for this technology.

With the material generated during these selective extraction trials, ABMC has performed bench scale separations, purification, and concentration processes to produce a high purity aqueous lithium hydroxide solution followed by crystallization and filtration processes to produce a battery cathode grade lithium hydroxide powder product. ABMC is currently evaluating the composition and morphology of these product materials relative to the required material specifications from high energy density cathode manufacturers in order to determine the technical and economic feasibility of manufacturing lithium hydroxide monohydrate products through this set of technologies with Clayton Valley claystone sedimentary resources as the feedstock.

The remainder of the Company’s extraction efforts have been through using recycled materials as feedstock.

Lithium-Ion Battery Recycling

ABMC has developed a universal lithium-ion battery recycling system that is able to recycle batteries of a wide range of form factors (packs, modules, cylindrical cells, prismatic cells, pouch cells, defect and intermediate waste cells, metal scraps, slurries, and powders) and of a wide range of cathode chemistries (lithiated cobalt oxide, lithiated nickel-cobalt-aluminum oxide, lithiated nickel-cobalt-manganese oxide, lithiated nickel-cobalt-manganese-aluminum oxide, lithiated nickel-oxide, and lithiated manganese-oxide) of various relative weighting of transition metals. While there currently has not been a large proliferation of lithium-ion battery recycling facilities in operation globally, the few that are operating generally implement “brute force” methods of processing batteries, by performing bulk high temperature calcinations or bulk acid dissolutions. These upfront processes can be simpler to implement; however, they also make it very difficult to enable high material recovery efficiencies of high value metal products downstream.

ABMC has developed a highly strategic recycling processing train that does not employ any high temperature operations or any bulk chemical treatments of the full battery. Several of the leaders of the ABMC team have previously worked in the design, construction, commissioning, and optimization of one of the largest lithium-ion battery manufacturing factories in the world. Through these experiences they gained a first principles physics-based understanding of every stage of lithium-ion battery cell manufacturing, and more importantly a fundamental understanding of the failure mechanisms that can cause battery components, cells, and modules to fail. Through these fundamental understandings the ABMC team has developed an automated high-speed mechanical separation process, which works to exploit the weaknesses in battery design to essentially “de-manufacture” the modules and cells in a rapid and automated fashion in order to dissect and separate the constituent components. This system is able to feed battery materials, without bulk discharging operations, and separate module materials, cell casings, electrode foils, low density materials, material powders, and wastewater in a matter of minutes without any direct hands-on operator interactions.

After the battery feedstock material is separated and sorted, what remains is a stream that contains rinse water, organic carbonates, dissolved fluorine and phosphorous species, dissolved metals, and is of very high pH due to the leaching of loosely held lithium from the electrodes. While many current facilities lightly treat this water stream in order to meet discharge requirements, the ABMC team has instead developed a 6-part system that is able to treat this water in a targeted fashion, extract contaminants in non-hazardous forms, and purify the water to a higher quality than even the onsite well water. This treated water is then re-used back in the separations process in a closed loop fashion. The avoidance of the discharge of this water, and of the purchasing of makeup water, results in significant levelized cost savings and a dramatically lowered environmental footprint.

While the scrap metal products are sold directly after being separated from the automated disassembly system, the cathode and anode powders are sent for further processing in an internally developed chemical extraction system. This consists of a series of dilute acid dissolution, impurity removal, selective extraction, and purification systems that are able to individually extract lithium, nickel, cobalt, and manganese elemental metals and upgrade them to the battery cathode grade specifications demanded by high energy density cathode manufacturers.

Through the high speed and automated de-manufacturing of a wide variety of battery feedstock materials, and the low cost and high material recovery efficiency chemical extraction train, ABMC is able to successfully extract battery metals from end of life products and manufacturing waste and return them to the lithium-ion battery manufacturing supply chain in an economically sustainable fashion. As a result of their lower environmental footprint, lower total cost of production, and high stability of supply these recycled battery cathode metal feedstocks are highly valuable and sought after by domestic US high energy density cathode manufacturers.

The largest high energy density cathode manufacturing within the US is BASF, and in order to accelerate the commercialization of closed loop lithium-ion battery recycling, they initiated the Circularity Challenge in early 2019. This was a global competition where they challenged companies throughout the world to develop new innovative technologies for the recycling of large format lithium-ion batteries to establish a circular economy in the battery supply chain industries. To winners of the Circularity Challenge, BASF offered seed funding, access to development laboratories, and the exploration of partnership agreements. Over 100 companies throughout the world applied to this challenge throughout 2019, and after several down select and review presentations, in September 2019 BASF selected ABMC as the sole winner of the battery recycling portion of this Circularity Challenge. BASF is one of the largest purchasers of lithium-ion battery metal feedstocks in the US, and through the relationship established through this Circularity Challenge ABMC and BASF have been exploring several avenues of working together to accelerate the commercialization of this lithium-ion battery recycling technology.

Company History

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

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). On May 3, 2019, the Company changed its name to American Battery Metals Corporation.

The growth in demand for lithium-ion batteries is predicted by industry researchers to grow by over ten-fold over the next ten years, while over the same period there are limited announcements for new production sources of domestic US based lithium, nickel, cobalt, or manganese. As a result, there will be increased pressure on the prices of domestically sourced battery metals, and increased reliance on foreign sourced battery metals. These industry trends support and validate the Company’s multifaceted three-pronged business model to increase the production of domestic US sourced battery metals. The Company is currently a pre-revenue organization and we do not anticipate earning revenues until such time as we have initial operations of our lithium-ion battery recycling facility underway, or until we have undertaken sufficient exploration work to identify lithium and or other battery metals reserves and have validated and commercialized a cost effective extraction system.

Market and Industry

Lithium is extracted from primarily two sources: hard rock spodumene and pegmatite crystals, and dissolved lithium salts from brine pools. Currently, the world’s top producers of Lithium are located in Australia, Chile, Argentina, and China.

In 2019, worldwide Lithium production totaled approximately 77,000 metric tons, with the top 4 countries (Australia, Chile, China, Argentina) contributing roughly 95% of the global production. Most of the world’s lithium supply is produced by five companies: Albemarle Corporation, FMC Corporation/Livent, Chile’s Sociedad Quimica Y Minera de Chile (SQM), Ganfeng Lithium, and Tianqi Lithium. Albemarle, FMC, and SQM have traditionally been considered the “Big 3” of global lithium producers. FMC Corporation spun off its lithium production to Livent in 2018.

In 2019, the market share of the “Big 3” companies decreased from 85% to 53%, with the Chinese companies attaining 40% market share.

Much of the current production of Lithium in Australia is derived from conventional mining techniques of ancient Precambrian rocks containing Lithium ore which is crushed and fed into capital intensive processing plants which upgrade the lithium mineral using gravity, flotation, magnetic and roasting purification processes.

Alternatively, Lithium production from Chile and Argentina uses a much less capital intense extraction method. Lithium is located beneath various salt flats. The Lithium is leached from nearby source rocks and becomes concentrated in salty brines just under the surface. The Lithium enriched brines are then pumped up to settle in multiple shallow surface evaporation pools which produces a thicker Lithium rich liquid. That liquid is treated with sodium carbonate, which creates lithium carbonate.

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

According to Goldman Sachs, 25% of cars sold will have electric engines by 2025, up from 5% today. Just a 1% increase of Electric Vehicles hitting the market could increase lithium demand by roughly half of the current production of lithium today.

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

Lithium brine exploration and development has proven to be much more cost effective and faster to be put into production than the hard rock mine counterparts. Lithium brine deposits are considered placer deposits and are easier to gain mining permits for. Brine is also a liquid which means that drilling to find it is more akin to drilling for water or oil. It’s also typically located relatively close to surface, which limits the depth of required drilling. Once lithium brine is found, the reserve data is more straightforward to understand and quantify.

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

Electric Vehicle OEM are increasingly quality-conscious and develop close relationships to the modern “megafactories” that supply them with battery cells. In order to consistently supply the desired high nickel cathodes, megafactories need high purity raw materials - particularly lithium - to create low impurity lithium hydroxide.

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

Covid-19 Impact

In March 2020, the World Health Organization declared COVID-19 a pandemic. As COVID-19 continues to spread throughout the world, the ongoing global pandemic continues to prompt governments and businesses to maintain and, in some cases, extend unprecedented measures in response. Such measures have included federal, state, county and local governments, and public health organizations and authorities around the world implementing a variety of measures intended to control the spread of the virus, including quarantines, “stay-at-home” orders, travel restrictions, school closures, business limitations and closures, social distancing and hygiene requirements. The COVID-19 pandemic has also disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. A prolonged economic downturn and adverse impact to global economies or a sustained slowdown in growth or demand could have an adverse effect on commodity prices and/or our ability to raise financing to meet our ongoing obligations. The full extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 and the actions required to contain or treat its impact, among others.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We operate within the U.S.A, with our principal executive offices located in Incline Village, Nevada, our corporate offices located in Moraga, California, our battery metal extraction and lithium-ion battery recycling technologies laboratories located in Virginia City, Nevada and Greentown, Massachusetts, our mining claims located in the Western Nevada Basin, our farm and water rights located in Currant, Nevada and our undeveloped industrial land in Fernley, Nevada.

We believe that all our property and facilities are generally well maintained, effectively used and are adequate to operate our business.

Set forth below is information regarding significant properties operated by us:

Undeveloped Industrial Land – Fernley, NV

On July 29, 2020, the Company entered into escrow to purchase approximately 12 ½ acres of industrial land in Fernley, Nevada in a Qualified Opportunity Zone (QOZ). The Company intends to construct a commercial pilot plant of its first-of-its-kind lithium-ion battery recycling facility on this land. The Company intends to invest approximately $15 million between Q3 2020 and Q1 2021 in order to construct and commission the first portion of this facility. This first portion will consist of approximately 30,000 sq. ft. of industrial processing space, as well as laboratory and office space. Once this first portion is operational, the Company estimates that this battery recycling facility will be operating in a financially self-sufficient manner as it sells scrap metal and high value metal filter cake products.

Subsequently, between Q2 2021 and the end of Q4 2021 the Company intends to invest an additional approximately $20 million in order to install value-add operations to this recycling facility in order to further increase operating margins. These value-add operations will allow for the manufacturing of battery cathode grade metal products (lithium hydroxide, nickel sulfate, cobalt sulfate, manganese sulfate) in addition to the sale of scrap metals.

Laboratory Facilities

The Company operates out of two laboratory facilities for the research and development of its battery metal extraction and lithium-ion battery recycling technologies.

Greentown Labs, Somerville, MA

The Company occupies wet chemistry laboratory space, free of charge, from Greentown Labs, which is the largest clean technology incubator in North America. Besides desk and lab space, the Company also has access to more than $1 million worth of resources, equipment, programming, and staff support. The Company was afforded this opportunity by winning the Greentown Labs Circularity Challenge, an accelerator program for start-ups developed in partnership with BASF, one of the world's leading chemical companies. The program intends to advance innovative ideas to disrupt the plastics, energy storage and recycling value chains to enable a circular economy. The Company is utilizing Greentown Labs to advance their metal extraction techniques and lithium-ion battery recycling technologies.

Virginia City, NV Laboratory

The Company leases a laboratory from Comstock Mining, Inc. The laboratory is utilized for metal extraction experiments and for the testing of soil samples. The cost of the month-to-month lease is $2,500 a month.

Mining Claims

LithiumOre, the Company’s wholly owned subsidiary, currently has 647 placer mining claims on over 12,940 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada. We do not currently have any partnership agreements or royalty agreements in connection with such claims.

We also own a 120-acre parcel of private property with water rights, in the town of Currant, NV near Railroad Valley, which we acquired for exploratory purposes and was fully impaired in prior years. It will act as a base for such operations of the Company.

We lease from the Bureau of Land Management our Western Nevada Basin Claims where we are exploring and drilling for possible lithium-rich brine.

The Western Nevada Basin (WNB) Claims are located in east central Nye County, Nevada (Figure 1) approximately 93 miles northeast of the county seat of Tonopah, NV, the major commercial center for the region; 56 miles southwest of the town of Ely, NV and 120 miles northeast of Silver Peak NV, the only currently operating lithium producer in the State.

Figure 1. Location Map. The Western Nevada Basin Claim is located within the central portion of the Railroad Valley, approximately 169 miles north-northwest of Las Vegas, NV and 234 miles east-southeast of Reno, NV.

Figure 2. The Western Nevada Basin Mining Property covers 12,940 acres. It consists of a total six hundred and forty-seven (647) placer claims. Each claim covers approximately 20 acres and was laid out by aliquot parts as required by the Bureau of Land Management.

Lithium is a locatable mineral according to the Code of Federal Regulations. Rights to lithium are to be held by lode claims where it occurs in bedrock and by placer claims where it occurs in sediments and brines. A body of legal precedents set during the original development of lithium brines in the area provides that lithium in valley sediments by nature of the unconsolidated host rock are staked by and produced from placer claims.

In Nevada the claim staking procedure requires recording documents with both the county Recorder’s Office and the state BLM office. Claims must be held by posts at the claims four corners and a Notice of Location which describe the claims legal description of location and owner. The claims are required to be recorded at the county courthouse within the proper jurisdiction within 90 days from the staking date.

Placer claims on Federal lands are held to a September 1 to August 31 assessment year when Intent to Hold or Proof of labor documents need to be filed with the county for the annual assessment work. The pertinent documents are filed with the Nye County Recorder’s Office.

The current annual maintenance fee is $165 per 20-acre (or a portion thereof) placer claim (http://www.blm.gov/ca/st/en/info/iac/miningfacts.html). Payment of those fees allows the claim to stay on the BLM active database. Non-payment results in the claims moving to ‘closed’ status.

Before August 31st of each year, a payment of $165 per claim is made to the BLM to hold the claims in good standing for the following assessment year. The total BLM cost for the 2020 assessment year for the 647 WNB Claims was $106,755. These fees were also paid in 2018 and 2019 in order to maintain the current mining claims.

In 2020 the total number of placer mining claims were reduced from 1,300 to 647. The decision to reduce the current mining claim holdings was based on detailed geologic and geophysical interpretations of field studies conducted on the WNB Claims over several months in 2019 and 2020. In order to increase shareholder value “on a claim by claim basis”; only the most prospective claims were maintained while interpreted potential unproductive claims were effectively dropped in order to save exploration funds.

When fees are paid a claim is deemed ‘active’. Active and approved claim fees are also due to the County before November 1st of each year. A payment to Nye County, NV, of $12 per claim to file an affidavit of assessment fees paid and notice of intent to hold the claims into the next assessment year. The total Nye County holding cost for the current 647 WNB claims is $7,774 and will be paid before November 1, 2020. Payments to the County are current as of October 31, 2019.

As public lands, there is right of free access and both surface and mineral rights are held by the Federal government. Public records (Bureau of Land Management) show no military withdrawals or Areas of Critical Environmental Concern. The Railroad Valley Wildlife Management Area is located to the west of the WNB claim boundary and has no effect on any planned work on the WNB claim area.

To the Company’s knowledge, there are no known environmental liabilities to which the property is subject or other significant factors and risks that may access, title, or the right or ability to perform work on the property. The NOI permit for the drilling site was approved on July 13, 2018.

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

Local Resources

Railroad Valley contains several small communities which include Currant, Crow’s Nest, Green Springs, Locke’s, and Nyala. Electrical power is available within the valley area.

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

The claims are located on flat areas where vegetation is scarce. There is sufficient surface area for recovery and processing facilities within the Claims.

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

Geology of Lithium Brines

Lithium brine deposits are accumulations of saline groundwater that are enriched in dissolved lithium. All producing lithium brine deposits share a number of first-order characteristics:

•arid climate;

•closed basin containing a salt flat (also known as a Playa or Salar);

•tectonically driven subsidence;

•associated igneous or geothermal activity;

•suitable lithium source-rocks;

•one or more adequate aquifers; and

•sufficient time to concentrate a brine.

The single most important factor determining if a nonmarine basin can accumulate lithium brine is whether or not the basin is closed.

Lithium enriched brines are formed by complex processes that include evaporation, re-mobilization, salt and lithium clay dissolution and precipitation. In essence, lithium is liberated through weathering or derived from hydrothermal fluids from a variety of rock sources within a closed basin where lithium, a lightweight element, cannot escape.

Lithium is highly soluble and, unlike sodium (Na), potassium (K), or calcium (Ca), does not readily produce evaporite minerals when concentrated by evaporation. Instead it ends up in residual brines in the shallow subsurface. Economic brines have Li concentrations in the range of 200 to 4,000 milligrams per liter (mg/l). 1 mg/l = 1 ppm.

Clayton Valley contains the only currently producing lithium brine project in Nevada. Production has been on-going since 1967. The production at Clayton Valley is located approximately 120 miles west of Railroad Valley. Evidence from Clayton Valley suggests that felsic vitric tuffs are a particularly favorable primary source of lithium as well, uplifted Neogene lake beds from earlier in the basin’s history, which have been altered to hectorite, may provide a source of lithium.

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

The stratigraphy of the valley is known to contain Paleozoic platform carbonate rocks, Tertiary volcanic rocks, and Tertiary lacustrine sediments. In comparison to Clayton Valley, Railroad Valley has a large endowment of Neogene volcanic flows and tophaceous rocks.

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

Mineral Resources and Mineral Reserves

The Railroad Valley has demonstrated enrichment in lithium in the nearby dry sediments as evidenced from the NURE sample database from the U.S. Geological Survey. However, the project is at an exploration stage. There are no lithium brine mineral resources or reserves for the property.

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

Future Exploration and Development

The Company believes there is value in their WNB claims and will continue to evaluate those claims. However, resources are limited, and the Company’s primary focus is on the development of its battery recycling facility in Fernley, NV.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our shares of common stock are eligible for quotation on “OTCQB” operated by the OTC Markets Group under the symbol “ABML.” Quotations for our securities represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

On September 22, 2020, the closing price of our Common Stock as reported by the OTC Markets Group was $0.10089 per share.

Holders

As of September 21, 2020, we have approximately 114 shareholders including our directors and officers. One such holder is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

Stock Options, Warrants and Rights

As at June 30, 2020, ABMC has potentially issuable shares of common stock as follows:

•8,603,112 potentially issuable shares of common stock from share purchase warrants issued with an exercise price that ranges from $0.10 to $0.50 per share; and

•In addition, the Company had an indeterminable number of shares issuable based on $2,251,200 in principal amount of outstanding in convertible notes which have a conversion price based on a discount to the market price of the Company’s stock prior to conversion.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) of the Exchange Act and Rule 15g-9 thereunder, commonly referred to as the “penny stock rule”. Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules. Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of US$1,000,000 or annual income exceeding US$200,000 or US$300,000 together with their spouse. For transactions covered by these rules, broker dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

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

Recent Sales of Unregistered Securities

On April 6, 2020, the Company issued a 12% Convertible Promissory Note in the principal amount of $78,000 with a purchase price of $78,000 to Power Up Lending Group Ltd. The note is due February 15, 2021. The holder shall have the right from time to time, and at any time during the period beginning one hundred eighty (180) days from the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest closing bid price of common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On April 7, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $110,000 with a purchase price of $100,000 to Adar Alef, LLC. The note is due April 7, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest closing bid price of the Company’s common stock during the prior fifteen (15) trading day period including the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On April 10, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $150,000 with a purchase price of $150,000 to Auctus Fund, LLC. The note is due April 10, 2021. The holder shall have the right from time to time, and at any time during the period beginning on the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 68% of the lowest trading price of common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 135% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On April 21, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount $43,000 with a purchase price of $43,000 to Power Up Lending Group Ltd. The note is due April 21, 2021. The holder shall have the right from time to time, and at any time during the period beginning one hundred eighty (180) days from the issue date and ending on the later of (i) the maturity date and (ii) the date of payment the date of payment of the default amount, each in respect of the remaining outstanding principal amount of this note to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 61% of the lowest closing bid price of common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On April 22, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $115,500 with a purchase price of $105,000 to Black Ice Advisors, LLC. The note is due April 22, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest closing bid price of the Company’s common stock during the prior fifteen (15) trading day period including the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 115% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On April 23, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $125,000 with a purchase price of $112,500 to Efrat Investments, LLC. The note is due April 23, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price is equal to 60% of the lowest closing bid price of the Company’s common stock during the prior fifteen (15) trading day period including the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 120% - 140% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On April 29, 2020, the Company issued 2,093,860 common shares for the exercise of cashless warrants.

On May 20, 2020, the Company issued 5,657,363 common shares for the exercise of cashless warrants.

On May 22, 2020, the Company issued 6,874,831 common shares with a fair value of $382,928 for consulting services and management fee.

On June 19, 2020, the Company issued 859,259 common shares for the exercise of cashless warrants.

On June 29, 2020, the Company issued 3,750,000 common shares and warrants to purchase 3,000,000 common shares for proceeds of $150,000.

On June 30, 2020, the Company issued 1,712,824 common shares as part of the settlement for the exercise of cashless warrants.

From April 1, 2020 through June 30, 2020, the Company issued 15,824,196 common shares for the conversions of $290,300 in principal of convertible notes and $21,201 of accrued interest.

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

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the period ended June 30, 2020.

ITEM 6. Selected Financial Data

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-KT. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-KT.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2020 $	September 30, 2019 $
Current Assets	1,067,258	57,444
Current Liabilities	5,795,170	4,879,614
Working Capital (Deficit)	(4,727,912)	(4,822,170)

Cash Flows

	Nine Months Ended June 30, 2020 $	Twelve Month Ended September 30, 2019 $
Cash Flows used in Operating Activities	(3,018,519)	(3,233,467)
Cash Flows used in Investing Activities	(3,896)	-
Cash Flows provided by Financing Activities	3,844,968	3,118,069
Net increase (decrease) in Cash During Period	822,553	(115,398)

Operating Revenues

During the nine months ended June 30, 2020 and the twelve months ended September 30, 2019, the Company did not record any revenues from operations.

Operating Expenses and Net Loss

During the nine months ended June 30, 2020, the Company incurred operating expenses of $4,387,169 compared to $10,486,623 during the twelve months ended September 30, 2019. The decrease in operating expenses is due to a decrease in exploration costs of $744,379 relating to the Company lessening work on the Nye County property, a decrease of $5,780,093 of management and consulting fees which includes stock-based compensation costs from prior year, a decrease of $524,980 for general and administrative expenses as the Company had less operating activity in the current year compared to the prior year, and $245,820 decrease in legal fees due to lower stock-based compensation relating to legal fees that were paid in the prior year. The decreases were offset by an increase of $1,195,818 of payroll costs for employees of the Company as the Company had more day-to-day operations.

The Company incurred a net loss of $13,318,408 for the nine months ended June 30, 2020 compared to a net loss of $12,625,204 for the twelve months ended September 30, 2019. In addition to operating expenses, the Company incurred interest and accretion expense of $4,391,184 during the nine months ended June 30, 2020 compared to $2,491,621 for the twelve months ended September 30, 2019. The increase is due to the fact that the Company entered into more convertible notes during the current year which resulted in more interest expense and a larger accretion amount given that the majority of the convertible notes had variable conversion rates at a discount to the market price that resulted in the recognition of derivative liabilities. The Company also recorded a loss of $5,863,127 for the change in the fair value of derivative liabilities compared to $218,922 for the twelve months ended September 30, 2019 due in part to more volatility in the Company’s share price during the year which resulted in a larger spread between conversion prices and market prices which created higher derivative liabilities.

Finally, the Company recorded a gain on the settlement of debt of $1,319,326 and $571,962 during the nine months ended June 30, 2020 and twelve months ended September 30, 2019, respectively, due to increased conversion and settlement of outstanding convertible notes payable during 2020, due in part to a large derivative liability balance which would reverse upon full conversion of the notes.

The Company incurred a net loss of $13,318,408, or $0.05 loss per share, during the nine months ended June 30, 2020 compared to a net loss of $12,625,204, or $0.11 loss per share, during the twelve months ended September 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash of $829,924 and total assets of $1,161,314 compared to cash of $7,371 and total assets of $92,694 as at September 30, 2019. The increase in cash and total assets was mainly due to the fact that the Company received additional financing from issuance of convertible debts, private placements and bank loans.

As of June 30, 2020, the Company had total liabilities of $6,101,818 compared to total liabilities of $4,880,156 as at September 30, 2019. The increase in total liabilities is due to an increase in the derivative liabilities of $1,082,454 due to an increase in the number of convertible notes outstanding during the current year and the fact that the majority of the convertible notes in fiscal 2020 had variable conversion rates. The increase was offset by a decrease in the carrying value of convertible notes payable of $272,283 due in part to a greater number of convertible notes being entered into near the end of the fiscal year which resulted in a full discount of the carrying value due to the fair value of the derivative liability at the onset of the convertible note. As at June 30, 2020, the Company had total face value of convertible debentures of $2,211,200 compared to total face value of convertible notes of $3,643,259 at September 30, 2019. In addition, the Company had a decrease of $70,959 in accounts payable and accrued liabilities offset by an increase of $166,680 in amounts due to related parties which are related to management fees incurred to the Chief Executive Officer of the Company. Moreover, the Company had an increase of $315,228 in loans payable due from a finance loan agreement relating to the acquisition of a company vehicle and another $255,992 from the U.S. Small Business Administration as part of the Paycheck Protection Program.

As of June 30, 2020, the Company had a working capital deficit of $4,727,912 compared to a working capital deficit of $4,822,170 as at September 30, 2019. The decrease in the working capital deficit is mainly due to the additional financing received from convertible debentures, private placement, bank loan and increase in prepaid expenses.

During the nine months ended June 30, 2020, the Company issued 24,111,031 common shares with a fair value of $1,072,378 for services and 193,014,921 common shares with a fair value of $9,313,911 for the conversion of outstanding convertible notes payable. In addition, the Company issued 3,750,000 common shares for proceeds of $150,000 as part of a private placement of units, 9,924,304 common shares for the exercise of cashless warrants, and 1,712,824 common shares due to cancellation of share purchase warrants.

As at June 30, 2020, the Company received $2,450,000 relating to share subscriptions received relating to private placement units at $0.04 per unit. The units were issued subsequent to June 30, 2020.

Cashflows from Operating Activities

During the nine months ended June 30, 2020, the Company used $3,018,519 of cash for operating activities compared to $3,233,467 of cash for operating activities during the twelve months ended September 30, 2019. The decrease in the use of cash for operating activities was due to significantly less costs incurred during the nine-month period from day-to-day operation and the change in year-end, which results in a shorter period than the comparative period.

Cashflows from Investing Activities

During the nine months ended June 30, 2020, the Company used cash of $3,896 for acquisition of equipment compared to use of $nil for investing activities during the twelve months ended September 30, 2019.

Cashflows from Financing Activities

During the nine months ended June 30, 2020, the Company received $3,844,968 of proceeds from financing activities which included $2,522,250 of cash from issuance of notes payable less repayment of $1,533,274, $2,600,000 of proceeds from private placements during the period, and $255,992 of proceeds from bank loan. Comparatively, during the twelve months ended September 30, 2019, the Company received proceeds of $3,118,069 from financing activities from notes payable including $4,601,900 from issuance of convertible notes payable less repayment of $1,483,831.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN BATTERY METALS CORPORATION

Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

American Battery Metals Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Battery Metals Corporation (the “Company”) as of June 30, 2020 and September 30, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the nine months ended June 30, 2020 and the twelve months ended September 30, 2019 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and September 30, 2019, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Farmington, Utah

September 28, 2020

AMERICAN BATTERY METALS CORPORATION

Consolidated Balance Sheets

	June 30, 2020 $	September 30, 2019 $
ASSETS

Current assets

Cash	829,924	7,371
Prepaid expenses	237,334	50,073
Total current assets	1,067,258	57,444

Investment in joint venture	35,250	35,250
Property and equipment	58,806	–

Total assets	1,161,314	92,694

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	514,838	585,797
Due to related parties	624,949	458,269
Derivative liability	4,519,654	3,437,200
Notes payable, net of unamortized discount of $2,084,051 and $3,094,911, respectively	127,149	398,348
Current portion of loans payable	8,580	–
Total current liabilities	5,795,170	4,879,614

Loans payable	306,648	–
Notes payable, non-current portion, net of unamortized discount of $nil and $149,458, respectively	–	542

Total liabilities	6,101,818	4,880,156

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share Issued and outstanding: 300,000 and nil preferred shares, respectively	300	–
Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 365,191,213 and 132,678,133 common shares, respectively	365,191	132,678
Additional paid-in capital	55,452,951	44,970,398
Share subscription received	2,450,000	–
Deficit	(63,208,946)	(49,890,538)
Total stockholders’ deficit	(4,940,504)	(4,787,462)

Total liabilities and stockholders’ equity (deficit)	1,161,314	92,694

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Consolidated Statements of Operations

	For the nine months ended June 30, 2020 $	For the twelve months ended September 30, 2019 $
Expenses

Exploration costs	292,656	1,037,035
General and administrative	4,094,513	9,449,588

Net loss from operations	(4,387,169)	(10,486,623)

Other income (expense)

Accretion and interest expense	(4,391,184)	(2,491,621)
Change in fair value of derivative liability	(5,863,127)	(218,922)
Gain on settlement of debt	1,319,326	571,962
Other income	3,746	–

Total other income (expense)	(8,931,239)	(2,138,581)

Net loss	(13,318,408)	(12,625,204)
Net loss per share, basic and diluted	(0.05)	(0.11)
Weighted average shares outstanding, basic and diluted	254,938,086	112,948,676

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Consolidated Statement of Stockholders’ Deficit

	Series A Preferred Shares		Common Shares		Additional Paid-In Capital $	Share Subscriptions $	Deficit $	Total $
	Number #	Amount $	Number #	Amount $
Balance, September 30, 2018	–	–	93,331,449	93,331	34,739,491	–	(37,265,334)	(2,432,512)

Shares issued for services	–	–	26,700,000	26,700	7,066,410	–	–	7,093,110

Shares issued pursuant to note conversion	–	–	22,396,684	22,397	3,119,497	–	–	3,141,894

Shares issued for joint venture	–	–	250,000	250	35,000	–	–	35,250

Share cancellation	–	–	(10,000,000)	(10,000)	10,000	–	–	–

Net loss for the year	–	–	–	–	–	–	(12,625,204)	(12,625,204)

Balance, September 30, 2019	–	–	132,678,133	132,678	44,970,398	–	(49,890,538)	(4,787,462)

(The accompanying notes are an integral part of these consolidated financial statements

AMERICAN BATTERY METALS CORPORATION

Consolidated Statement of Stockholders’ Deficit

	Series A Preferred Shares		Common Shares		Additional Paid-In Capital $	Share Subscriptions Received $	Deficit $	Total $
	Number #	Amount $	Number #	Amount $
Balance, September 30, 2019	–	–	132,678,133	132,678	44,970,398	–	(49,890,538)	(4,787,462)

Shares issued for services	–	–	24,111,031	24,111	1,048,267	–	–	1,072,378

Shares issued for exercise of warrants	–	–	9,924,304	9,924	(9,924)	–	–	–

Shares issued from private placement	–	–	3,750,000	3,750	146,250	–	–	150,000

Shares issued pursuant to note conversion	–	–	193,014,921	193,015	9,120,896	–	–	9,313,911

Share subscriptions received	–	–	–	–	–	2,450,000	–	2,450,000

Warrant cancellation	–	–	1,712,824	1,713	(1,713)	–	–	–

Fair value of share purchase warrants	–	–	–	–	179,077	–	–	179,077

Issuance of preferred shares	300,000	300	–	–	(300)	–	–	–
	–	–
Net loss for the period	–	–	–	–	–	–	(13,318,408)	(13,318,408)

Balance, June 30, 2020	300,000	300	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Consolidated Statements of Cash Flows

	For the nine months ended June 30, 2020 $	For the twelve months ended September 30, 2019 $
Operating Activities
Net loss	(13,318,408)	(12,625,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	3,971,342	2,241,933
Change in fair value of derivative liability	5,863,127	218,922
Discount on convertible notes payable	396,893	198,602
Fair value of share purchase warrants issued	179,077	–
Gain on settlement of debt	(1,319,326)	(571,962)
Shares issued for services	1,072,378	7,093,110

Changes in operating assets and liabilities:
Prepaid expenses	(182,935)	135,927
Accounts payable and accrued liabilities	152,653	199,813
Due to related parties	166,680	(124,608)
Net Cash Used in Operating Activities	(3,018,519)	(3,233,467)

Investing Activities
Acquisition of equipment	(3,896)	–
Net Cash Used in Investing Activities	(3,896)	–

Financing Activities
Proceeds from issuance of convertible notes payable	2,522,250	4,601,900
Proceeds from bank loan	255,992	–
Repayment of convertible note payable	(1,533,274)	(1,483,831)
Proceeds from share subscriptions received	2,600,000	–
Net Cash Provided by Financing Activities	3,844,968	3,118,069

Change in Cash	822,553	(115,398)

Cash – Beginning	7,371	122,769

Cash – End	829,924	7,371

Supplemental disclosures:
Interest paid	64,973	–
Income taxes paid	–	–

Non-cash investing and financing activities:
Discount on convertible debenture	396,893	198,602
Original issuance discount on convertible debentures	149,300	99,750
Preferred shares issued to officers and directors	300	–
Common shares issued to settle accrued interest	–	123,795
Common shares issued for joint venture	–	35,250
Common shares issued for conversion of debt	9,313,911	3,018,099

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

1.Organization and Nature of Operations

American Battery Metals Corporation (formerly Oroplata Resources Inc.) (“the Company”) was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On July 26, 2016, the Company incorporated LithiumOre Corporation (formerly Lithortech Resources Inc.), a Nevada company, as a wholly owned subsidiary. On July 5, 2019, the Company incorporated ABMC AG, LLC, a Nevada company, as a wholly owned subsidiary. The Company currently holds mineral rights in the Western Nevada Basin of Nye County in the state of Nevada. In July 2020, management changed its year end date from September 30th to June 30th, and these consolidated financial statements reflect the nine-month period ended June 30, 2020 and the twelve-month period ended September 30, 2019.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2020, the Company has not earned revenue, has a working capital deficit of $4,727,912, and an accumulated deficit of $63,208,946. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30, which has been amended from September 30.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABMC AG, LLC. All inter-company accounts and transactions have been eliminated on consolidation.

(b) Use of Estimates

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

2.Summary of Significant Accounting Policies (continued)

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2020, and September 30, 2019, there were no cash equivalents.

(d) Long-Lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment and ASC 350, Intangibles – Goodwill and Other. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of vehicles, which is amortized on a straight-line basis over its estimated useful life of 6 years.

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

(f) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2020, the Company has 8,603,112 (September 30, 2019 – 20,094,150) potentially dilutive shares.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

2.Summary of Significant Accounting Policies (continued)

(h) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2020 and September 30, 2019, the Company has no items representing comprehensive income or loss.

(i) Revenue Recognition

Revenue from the sale of minerals will be recognized in accordance with ASC 606, Revenue from Contracts with Customers, when a contract is in place and minerals are delivered to the customer.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, derivative liabilities, and notes payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and derivative liabilities is determined based on “Level 3” inputs, which consists of unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. Refer to Note 7. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

2.Summary of Significant Accounting Policies (continued)

(k) Income Taxes (continued)

Due to the Company’s net loss position from inception on October 6, 2011 to June 30, 2020, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at June 30, 2020.

(l) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at June 30, 2020 and September 30, 2019, the Company did not grant any stock options.

(m) Mineral Property Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(n) Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred.

(o) Recent Accounting Pronouncements

In February 2016, Topic 842, Leases, was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The Company adopted the standard on October 1, 2019. The adoption of this standard did not have a material impact on the Company´s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

3.Convertible Notes Payable

	June 30, 2020 $	September 30, 2019 $

Crown Bridge Partners, LLC, $55,000 on January 2, 2019, unsecured, bears interest at 10% per annum, due on January 2, 2020, convertible into common stock 65% of the lowest trading price for the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $32,538)	–	5,087

GS Capital Partners, LLC, $54,000 on January 3, 2019, unsecured, bears interest at 10% per annum, due on January 3, 2020, convertible into common stock at 66% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $173)	–	6,061

GS Capital Partners, LLC, $220,000 on January 9, 2019, unsecured, bears interest at 10% per annum, due on January 9, 2020, convertible into common stock at 66% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $21,451)	–	33,549

Eagle Equities, LLC, $220,000 on January 9, 2019, unsecured, bears interest at 10% per annum, due on January 9, 2020, convertible into common stock at 66% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $44,946)	–	55,054

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

3.Convertible Notes Payable (continued)

	June 30, 2020 $	September 30, 2019 $

GS Capital Partners, LLC, $270,000 on March 18, 2019, unsecured, bears interest at 10% per annum, due on March 18, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $236,736)	–	33,264

Eagle Equities, LLC, $270,000 on March 18, 2019, unsecured, bears interest at 10% per annum, due on March 18, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $236,736)	–	33,264

BHP Capital NY Inc, $38,500 on April 8, 2019, unsecured, bears interest at 10% per annum which increases to 24% per annum on default, due on January 8, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $33,292)	–	5,208

Jefferson Street Capital, LLC, $38,500 on April 8, 2019, unsecured, bears interest at 10% per annum which increases to 24% per annum on default, due on January 8, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $33,292)	–	5,208

Eagle Equities, LLC, $325,000 on May 1, 2019, unsecured, bears interest at 10% per annum, due on May 1, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $302,195)	–	22,805

GS Capital Partners, LLC, $325,000 on May 1, 2019, unsecured, bears interest at 10% per annum, due on May 1, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $302,195)	–	22,805

GS Capital Partners, LLC, $325,000 on May 29, 2019, unsecured, bears interest at 10% per annum, due on May 29, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $308,274)	–	16,726

Power Up Lending Group Ltd, $55,000 on June 3, 2019, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on March 30, 2020, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (2019 - $51,512)	–	3,488

Crossover Capital Fund I, LLC, $105,000 on June 11, 2019, unsecured, bears interest at 10% per annum, due on June 11, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $69,142)	–	35,858

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

3.Convertible Notes Payable (continued)

	June 30, 2020 $	September 30, 2019 $

BHP Capital NY Inc, $55,000 on June 12, 2019, unsecured, bears interest at 12% per annum which increases to 22% per annum on default, due on March 12, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $51,925)	–	3,075

Jefferson Street Capital, LLC, $55,000 on June 12, 2019, unsecured, bears interest at 12% per annum which increases to 22% per annum on default, due on March 12, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $51,925)	–	3,075

Crown Bridge Partners, LLC, $75,000 on June 13, 2019, unsecured, bears interest at 10% per annum, due on June 13, 2020, convertible into common stock at 65% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $72,138)	–	2,862
		–
GS Capital Partners, LLC, $270,000 on June 21, 2019, unsecured, bears interest at 10% per annum, due on June 21, 2020, convertible into common stock at 68% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $213,989)	–	56,011

GS Capital Partners, LLC, $98,000 on June 27, 2019, unsecured, bears interest at 10% per annum, due on June 27, 2020, convertible into common stock at 66% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $95,308)	–	2,692

Power Up Lending Group Ltd, $58,000 on June 27, 2019, unsecured, bears interest at 12% per annum, due on June 27, 2020, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (2019 - $56,202)	–	1,798

Odyssey Capital, LLC, $160,000 on July 9, 2019, unsecured, bears interest at 10% per annum, due on July 9, 2020, convertible into common stock at 60% of the lowest trading price in the fifteen trading days prior to conversion, unamortized discount of $nil (2019 - $156,400)	–	3,600

Sunshine Equity Partners., $50,000 on July 11, 2019, unsecured, bears interest at 12% per annum, due on July 11, 2020, convertible into common stock at 60% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $48,683)	–	1,317

Power Up Lending Group Ltd., $53,000 on July 29, 2019, unsecured, bears interest at 12% per annum, due on June 15, 2020, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (2019 - $51,922)	–	1,078

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

3.Convertible Notes Payable (continued)

	June 30, 2020 $	September 30, 2019 $

Actus Fund, LLC, $175,000 on August 1, 2019, unsecured, bears interest at 10% per annum, due on August 1, 2020, convertible into common stock at 68% of the lowest closing bid in the twenty trading days prior to conversion, unamortized discount of $nil (2019 - $140,864)	–	34,136

Adar Alef, LLC, $105,000 on August 8, 2019, unsecured, bears interest at 10% per annum, due on August 8, 2020, convertible into common stock at 60% of the lowest trading price in the fifteen trading days prior to conversion, unamortized discount of $nil (2019 - $103,483)	–	1,517

Black Ice Advisors, LLC, $105,000 on August 12, 2019, unsecured, bears interest at 10% per annum, due on August 12, 2020, convertible into common stock at 60% of the lowest trading price in the fifteen trading days prior to conversion, unamortized discount of $nil (2019 - $103,600)	–	1,400

BHP Capital NY Inc., $35,200 on August 28, 2019, unsecured, bears interest at 12% per annum, due on May 28, 2020, convertible into common stock at 62% of the lower of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion and the lowest trading price of the Company’s common stock in the twenty days prior to the date of issuance, unamortized discount of $nil (2019 - $34,825)	–	375

Jefferson Street, LLC, $35,200 on August 28, 2019, unsecured, bears interest at 12% per annum, due on May 28, 2020, convertible into common stock at 68% of the lower of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion and the lowest trading price of the Company’s common stock in the twenty days prior to the date of issuance, unamortized discount of $nil (2019 - $29,331)	–	5,869

LG Capital Funding, LLC, $110,000 on August 28, 2019, unsecured, bears interest at 10% per annum, due on May 28, 2020, convertible into common stock at 60% of the lowest trading price of the Company’s common stock in the twenty trading days prior to the date of conversion, unamortized discount of $nil (2019 - $109,022)	–	978

EMA Financial, LLC, $150,000 on September 17, 2019, unsecured, bears interest at 10% per annum, due on January 17, 2021, convertible into common at the lower of the closing common stock price and 68% of the lowest trading price in the prior twenty trading days on which at least 100 common shares of the Company were traded including the date of conversion, unamortized discount of $nil (2019 - $149,458)	–	542

Crown Bridge Partners, LLC, $150,000 on September 22, 2019, unsecured, bears interest at 10% per annum, due on September 24, 2020, convertible into common shares at the lower of the closing common stock price and 65% of the lowest trading price in the prior twenty trading days prior to the date of conversion, unamortized discount of $nil (2019 - $54,908)	–	92

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

3.Convertible Notes Payable (continued)

	June 30, 2020 $	September 30, 2019 $

Power Up Lending Group Ltd., $48,000 on September 24, 2019, unsecured, bears interest at 12% per annum, due on September 24, 2020, convertible into common stock at the lower of the closing common stock price and 61% of the lowest trading price in the prior twenty trading days prior to the date of conversion, unamortized discount of $nil (2019 - $47,904)	–	96

Eagle Equities, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 60% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $137,038 (2019 - $nil)	10,212	–

GS Capital Partners, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 40% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $134,584 (2019 - $nil)	12,666	–

GS Capital Partners, LLC, $177,200 on February 7, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on February 7, 2021, convertible into common stock at 60% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $165,770 (2019 - $nil)	11,430	–

Power Up Lending Group Ltd., $83,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on December 1, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $76,662 (2019 - $nil)	6,338	–

Crown Bridge Partners, LLC, $75,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on February 14, 2021, convertible into common stock at 65% of the lower of the lowest closing bid or the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $70,577 (2019 - $nil)	4,423	–

BHP Capital NY Inc., $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $103,282	6,718	–

Jefferson Street Capital, LLC, $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) the lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $103,818 (2019 - $nil)	6,182	–

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

3.Convertible Notes Payable (continued)

	June 30, 2020 $	September 30, 2019 $

Odyssey Capital, LLC, $220,000 on February 19, 2020, unsecured, bears interest at 10% per annum, due on February 19, 2021 convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $205,226	14,774	–

GS Capital Partners, LLC, $520,000 on March 17, 2020, unsecured, bears interest at 10% per annum, due on March 17, 2021, convertible into common stock at 63% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $478,979 (2019 - $nil)	41,021	–

Power Up Lending Group Ltd., $78,000 on April 6, 2020, unsecured, bears interest at 12% per annum which increases to 22% per annum on default, due on April 6, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $75,816 (2019 - $nil)	2,184	–

Adar Alef, LLC, $110,000 on April 7, 2020, unsecured, bears interest at 10% per annum, due April 7, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $107,464 (2019 - $nil)	2,536	–

Auctus Fund, LLC, $150,000 on April 10, 2020, unsecured, bears interest at 10% per annum which increases to 24% per annum on default, due on April 10, 2021, convertible into common stock at 68% of the lowest trading in the twenty trading days prior to conversion, unamortized discount of $146,667 (2019 - $nil)	3,333	–

Power Up Lending Group Ltd., $43,000 on April 21, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on April 21, 2021, convertible into common stock at 61% of the lowest trading price during the ten trading days prior to conversion, unamortized discount of $42,176 (2019 - $nil)	824	–

Black Ice Advisors, LLC, $115,500 on April 22, 2020, unsecured, bears interest at 10% per annum, due on April 22, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $113,318 (2019 - $nil)	2,182	–

Efrat Investments, LLC, $125,000 on April 23, 2020, unsecured, bears interest at 10% per annum, due on April 23, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $122,674 (2019 - $nil)	2,326	–

	127,149	398,890

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

4.Equipment

Vehicle $

Cost:

Balance, September 30, 2018 and 2019	–
Additions	61,916

Balance, June 30, 2020	61,916

Accumulated Depreciation:

Balance, September 30, 2018 and 2019	–
Additions	3,110

Balance, June 30, 2020	3,110

Carrying Amounts:

Balance, September 30, 2019	–

Balance, June 30, 2020	58,806

5.Related Party Transactions

(a) As of June 30, 2020, the Company owes $120,146 (September 30, 2019 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of June 30, 2020, the Company owes $85,500 (September 30, 2019 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of June 30, 2020, the Company owes $388,577 (September 30, 2019 - $221,897) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of June 30, 2020, the Company owes $30,726 (September 30, 2019– $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

6.Investment in Joint Venture

On October 8, 2018, the Company entered into a joint venture agreement with CINC Industries Inc. (“CINC”), a non-related Nevada company, for a period of five years whereby the joint venture will propagate the sale of a new process for extraction of lithium salt from salt brine solutions using CINC’s existing and future processing equipment. As part of the joint venture, each of CINC and the Company holds a 50% interest in the joint venture.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

6.Investment in Joint Venture (continued)

The joint venture is committed to acquiring a minimum amount of processing equipment, goods, accessories, and/or materials totaling: (i) $1,000,000 by October 8, 2020; (ii) $3,000,000 by October 8, 2021; (iii) $6,000,000 by October 8, 2022; and (v) $10,000,000 by October 8, 2023. In the event that the joint venture fails to meet the minimum amounts above, the Company will lose the exclusive right to market, promote and sell the processing equipment provided by CINC. As part of the joint venture agreement, the Company issued 250,000 common shares to CINC. Refer to Note 9.

7.Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures as disclosed in Note 3 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the nine months ended June 30, 2020, the Company recorded a loss on the change in the fair value of derivative liability of $5,863,127 (year ended September 30, 2019 - $218,922). As at June 30, 2020, the Company recorded a derivative liability of $4,519,654 (September 30, 2019 - $3,437,200). The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Expected volatility	158-240%	75-151%
Risk free rate	0.16%	1.75%
Expected life (in years)	0.5-1.0	0.2-1.0

A summary of the activity of the derivative liability is shown below:

$
Balance, September 30, 2018	800,973
Derivative additions associated with convertible notes	3,772,666
Adjustment for conversion/prepayment	(1,355,361)
Mark-to-market adjustment	218,922

Balance, September 30, 2019	3,437,200
Derivative additions associated with convertible notes	2,591,119
Adjustment for conversion/prepayment	(7,371,792)
Mark to market adjustment	5,863,127

Balance, June 30, 2020	4,519,654

8.Loans Payable

(a)On January 27, 2020, the Company entered into a finance loan agreement relating to the acquisition of a company vehicle. Under the terms of the finance loan, the Company will make monthly installment payments of $1,089 at a finance loan interest rate of 7.99% per annum, which is due in February 2026. As of June 30, 2020, the Company owed $59,236 (September 30, 2019 - $nil) on the finance loan, including $8,580 (September 30, 2019 - $nil) which is due in the next twelve months.

(b)On May 7, 2020, the Company received $255,992 from the U.S. Small Business Administration as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act Paycheck Protection Program. The amount is unsecured, bears interest at 1% per annum, is payable monthly commencing on November 7, 2020, and is due on May 7, 2022. The terms of the loan provide that certain amounts may be forgiven if the funds are used for qualifying expenses as described in the CARES Act.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001, and authorized Series A preferred stock of 500,000 shares of preferred stock, with par value of $0.001.

Period ended June 30, 2020

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

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

On January 3, 2020, the Company issued 1,553,815 common shares with a fair value of $49,722 for the conversion of $21,500 of note payable, $3,530 of accrued interest, $500 of fees, and $48,168 of derivative liability resulting in a gain on settlement of $2,500.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

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

On February 14, 2020, the Company issued 2,688,172 common shares with a fair value of $161,290 for the conversion of 50,000 of note payable, $3,550 of accrued interest and $127,306 of derivative liability resulting in a gain on settlement of $19,566.

On February 19, 2020, the Company issued 9,301,308 common shares with a fair value of $836,188 for the conversion of $175,000 of note payable, $14,529 of accrued interest, $105 of fees and $238,239 of derivative liability resulting in a loss on settlement on 408,315.

On February 19, 2020, the Company issued 3,643,827 common shares with a fair value of $327,580 for the conversion of $60,000 of note payable, $5,472 of accrued interest and $327,580 of derivative liability resulting in a gain on settlement of $65,472.

On February 24, 2020, the Company issued 10,000,000 common shares with a fair value of 400,000 for consulting services including 6,000,000 common shares with a fair value of $240,000 to three directors of the Company.

On February 24, 2020, the Company issued 9,206,396 common shares with a fair value of $535,996 for the conversion of $175,000 of note payable, $12,705 of accrued interest, $105 of fees and $398,306 of derivative liability resulting in a gain on settlement of $50,120.

On February 27, 2020, the Company issued 1,313,822 common shares for the exercise of cashless warrants.

On March 1, 2020, the Company issued 2,104,577 common shares with a fair value of $99,967 for the conversion of $35,200 of note payable, $2,147 of accrued interest, $500 fees and $68,868 of derivative liability resulting in a gain on settlement of 3,748.

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

On April 7, 2020, the Company issued 5,666,272 common shares with a fair value of $214,185 for the conversion of $100,000 of note payable. $7,781 of accrued interest, $105 of fees and $134,929 of derivative liability resulting in a gain on settlement of $28,630.

On April 17, 2020, the Company issued 4,545,632 common shares with a fair value of $259,101 for the conversion of $80,000 of note payable. $6,959 of accrued interest, $105 of fees and $177,250 of derivative liability resulting in a gain on settlement of $5,213.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

On April 22, 2020, the Company issued 1,544,271 common shares with a fair value of $64,859 for the conversion of $29,150 of note payable. $1,817 of accrued interest, $500 of fees and $47,556 of derivative liability resulting in a gain on settlement of $14,164.

On April 22, 2020, the Company issued 1,555,098 common shares with a fair value of $76,977 for the conversion of $29,150 of note payable. $1,827 of accrued interest, $500 of fees and $58,343 of derivative liability resulting in a gain on settlement of $12,842.

On April 29, 2020, the Company issued 2,512,923 common shares with a fair value of $150,775 for the conversion of $52,000 of note payable. $2,817 of accrued interest, $105 of fees and $115,796 of derivative liability resulting in a gain on settlement of $19,942.

On April 29, 2020, the Company issued 2,093,860 common shares for the exercise of cashless warrants.

On May 20, 2020, the Company issued 5,657,363 common shares for the exercise of cashless warrants.

On May 22, 2020, the Company issued 6,874,831 common shares with a fair value of $382,928 for consulting services and management fee.

On June 19, 2020, the Company issued 859,259 common shares for the exercise of cashless warrants.

On June 29, 2020, the Company issued 3,750,000 units for proceeds of $150,000. Each unit is comprised of one common share of the Company and 0.8 share purchase warrants where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024.

On June 30, 2020, the Company issued 1,712,824 common shares as part of the settlement for the exercise of cashless warrants.

As at June 30, 2020, the Company received share subscriptions of $2,450,000 for the future issuance of private placement units at $0.04 per unit, where each unit is comprised of one common share of the Company and 0.8 share purchase warrants where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024. Refer to Note 12.

Year Ended September 30, 2019

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

On October 16, 2018, the Company issued 100,000 common shares with a fair value of $14,500 for consulting services.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

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

On January 8, 2019, the Company issued 708,006 common shares with a fair value of $207,446 upon the conversion of $75,000 of convertible notes payable $4,438 of accrued interest, and derivative liability of $138,845 resulting in a gain on settlement of debt of $10,837.

On January 11, 2019, the Company issued 12,700,000 common shares with a fair value of $4,362,320 for services, including 2,000,000 common shares with a fair value of $703,600 to the Chief Executive Officer of the Company, and 4,000,000 common shares with a fair value of $1,407,200 to directors of the Company.

On January 11, 2019, the Company issued 300,000 common shares with a fair value of $105,540 for consulting services.

On January 11, 2019, the Company issued 180,181 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable, resulting in a gain on settlement of debt of $159.

On January 14, 2019, the Company issued 180,180 common shares with a fair value of $62,234 upon the conversion of $15,000 of convertible notes payable and derivative liability of $47,316, resulting in a gain on settlement of debt of $82.

On February 7, 2019, the Company issued 434,783 common shares with a fair value of $50,000 for the conversion of $39,000 of notes payable and $11,000 of accrued interest at $0.115 per share.

On February 22, 2019, the Company issued 629,833 common shares with a fair value of $135,414 upon the conversion of $75,000 of convertible notes payable, $4,438 of accrued interest, and $59,352 of derivative liability resulting in a gain on settlement of debt of $3,376.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

On February 27, 2019, the Company cancelled 10,000,000 common shares that were previously issued for consulting services.

On February 27, 2019, the Company issued 6,100,000 common shares with a fair value of $1,220,000 for consulting services, including 1,000,000 common shares with a fair value of $200,000 to a director of the Company.

On February 28, 2019, the Company issued 750,000 common shares with a fair value of $151,500 for consulting services.

On March 19, 2019, the Company issued 110,000 common shares with a fair value of $24,090 for the conversion of $9,400 of convertible notes payable and derivative liability of $14,750, resulting in a gain on settlement of debt of $60.

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

On June 11, 2019, the Company issued 869,565 common shares with a fair value of $100,000 as part of a conversion of notes payable at $0.115 per share.

On July 8, 2019, the Company issued 1,650,000 common shares with a fair value of $396,000 for consulting services.

On July 15, 2019, the Company issued 1,352,240 common shares with a fair value of $311,015 as part of a conversion of $190,000 of convertible notes payable, $11,192 of accrued interest and derivative liability of $133,574, resulting in a gain on settlement of debt of $23,750.

On July 19, 2019, the Company issued 1,414.000 common shares with a fair value of $162,610 as part of the conversion of $136,100 of convertible notes payable and $26,510 of accrued interest.

On July 30, 2019, the Company issued 160,552 common shares with a fair value of $27,294 for the settlement of $15,000 of convertible notes payable, conversion fees of $500, accrued interest of $9, and derivative liability of $12,388 resulting in a gain on settlement of debt of $603.

On July 31, 2019, the Company issued 129,453 common shares with a fair value of $23,302 for the settlement of $12,500 of convertible notes payable and $10,853 of derivative liability resulting in a gain on settlement of debt of $51.

On August 1, 2019, the Company issued 300,000 common shares with a fair value of $54,000 for consulting services.

On August 8, 2019, the Company issued 196,711 common shares with a fair value of $34,424 for the settlement of $20,000 of convertible notes payable, conversion fees of $500, and derivative liability of $13,998 resulting in a gain on settlement of debt of $74.

On August 12, 2019, the Company issued 167,946 common shares with a fair value of $28,551 for the settlement of $17,500 of convertible notes payable and $11,110 of derivative liability resulting in a gain on settlement of debt of $59.

On August 21, 2019, the Company issued 1,500,000 common shares with a fair value of $226,500 for consulting services including 1,000,000 common shares with a fair value of $151,000 to the Chief Executive Officer of the Company.

On August 22, 2019, the Company issued 1,233,035 common shares with a fair value of $188,038 for the conversion of $110,000 of convertible notes payable, $6,781 of accrued interest, and $76,580 of derivative liability resulting in a gain on settlement of debt of $5,223.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

On August 27, 2019, the Company issued 310,606 common shares with a fair value of $34,167 for the conversion of $20,000 of convertible notes payable, conversion fees of $500, and derivative liability of $13,717 resulting in a gain on settlement of debt of $50.

On August 27, 2019, the Company issued 303,030 common shares with a fair value of $33,333 for the conversion of $20,000 of convertible notes payable and $13,383 of derivative liability resulting in a gain on settlement of debt of $50.

On September 3, 2019, the Company issued 507,826 common shares with a fair value of $49,513 for the settlement of $30,000 of convertible notes payable, conversion fees of $500, and derivative liability of $19,078 resulting in a gain on settlement of debt of $65.

On September 3, 2019, the Company issued 249,727 common shares with a fair value of $24,348 for the settlement of $15,000 of convertible notes payable, $988 of accrued interest, and $9,149 of derivative liability resulting in a gain on settlement of debt of $789.

On September 5, 2019, the Company issued 504,919 common shares with a fair value of $40,394 for the settlement of $25,000 of convertible notes payable, $1,660 of accrued interest, and $15,344 of derivative liability resulting in a gain on settlement of debt of $1,610.

On September 6, 2019, the Company issued 388,257 common shares with a fair value of $29,090 for the settlement of $20,000 of convertible notes payable, conversion fees of $500, and derivative liability of $8,620 resulting in a gain on settlement of debt of $40.

On September 9, 2019, the Company issued 622,086 common shares with a fair value of $42,862 for the settlement of $25,000 of convertible notes payable, $1,688 of accrued interest, and $17,260 of derivative liability resulting in a gain on settlement of debt of $1,086.

On September 11, 2019, the Company issued 426,997 common shares with a fair value of $43,554 for the settlement of $15,000 of convertible notes payable, $500 of conversion fees, and $28,080 of derivative liability resulting in a gain on settlement of debt of $25.

On September 11, 2019, the Company issued 471,763 common shares with a fair value of $48,120 for the settlement of $12,500 of convertible notes payable, $500 of conversion fees, and $2,913 of accrued interest and derivative liability resulting in a loss on settlement of debt of $32,207.

On September 11, 2019, the Company issued 650,000 common shares with a fair value of $66,300 for the settlement of $17,375 of convertible notes payable, $500 of conversion fees, and $49,683 of derivative liability resulting in a gain on settlement of debt of $1,258.

On September 13, 2019, the Company issued 200,000 common shares with a fair value of $14,000 for consulting services.

On September 16, 2019, the Company issued 736,532 common shares with a fair value of $51,395 for the settlement of $30,000 of convertible notes payable, $2,100 of accrued interest, and $50,051 of derivative liability resulting in a gain on settlement of debt of $2,564.

On September 17, 2019, the Company issued 1,619,344 common shares with a fair value of $100,399 for the settlement of $55,000 of convertible notes payable, $3,782 of accrued interest, and $50,872 of derivative liability resulting in a gain on settlement of debt of $9,255.

On September 17, 2019, the Company issued 463,843 common shares with a fair value of $28,758 for the settlement of $10,000 of convertible notes payable, $500 of conversion fees, $6,338 of accrued interest, and $1,487 of derivative liability resulting in a loss on settlement of debt of $10,433.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

9.Common Shares (continued)

On September 18, 2019, the Company issued 884,298 common shares with a fair value of $79,587 for the settlement of $30,000 of convertible notes payable, $2,100 of accrued interest, and $50,051 of derivative liability resulting in a gain on settlement of debt of $2,564.

10.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, September 30, 2018 and 2019	8,925,334	0.09
Issued	6,522,224	0.16
Exercised	(5,610,807)	0.09
Expired	(1,233,639)	0.09

Balance, June 30, 2020	8,603,112	0.14

Additional information regarding share purchase warrants as of June 30, 2020, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)
0.1	3,250,000	1.1
0.15	4,500,000	2.2
0.17	250,000	0.1
0.18	361,112	0.1
0.5	242,000	0.0

	8,603,112	3.5

11.Income Taxes

The Company has $24,600,000 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. The income tax benefit differs from the amount computed by applying the US federal income tax rate at 21% per annum to net loss before income taxes. As at June 30, 2020 and September 30, 2019, the Company had no uncertain tax positions.

	June 30, 2020 $	September 30, 2019 $
Net loss before taxes	13,318,408	12,625,204
Statutory rate	21%	21%

Computed expected tax recovery	2,796,866	2,651,293
Permanent differences and other	(1,437,275)	(396,668)
Change in valuation allowance	(1,359,591)	(2,254,625)

Income tax provision	-	–

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the nine months ended June 30, 2020 and twelve months ended September 30, 2019

11.Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at June 30, 2020 and September 30, 2019 after applying enacted corporate income tax rates are as follows:

	2020 $	2019 $

Net operating losses carried forward	5,166,165	3,806,574
Valuation allowance	(5,166,165)	(3,806,574)

Net deferred tax asset	–	–

12.Subsequent Events

(a)On July 9, 2020, the Company issued 7,950,000 common shares as consideration for consulting services.

(b)On July 9, 2020, the Company issued 6,081,150 common shares pursuant to the conversion of $147,250 of convertible notes payable and $5,890 accrued interests dated June 25, 2020.

(c)On August 18, 2020, the Company issued 1,000,000 common shares as consideration for management fees and 1,890,000 common shares as consideration for marketing consulting fees.

(d)On August 26, 2020, the Company issued 2,196,822 common shares pursuant to the conversion of $100,000 convertible notes payable and $5,342 accrued interests dated August 20, 2020.

(e)On August 27, 2020, the Company issued 5,055,132 common shares pursuant to the exercise of warrants.

(f)On September 16, 2020, the Company issued 1,696,856 common shares pursuant to the conversion of $77,200 convertible notes payable and $4,653 accrued interests dated September 14, 2020.

Subsequent to June 30, 2020, the Company issued 60,625,000 common shares to various parties for proceeds of $2,425,000 received during the nine months ended June 30, 2020 as part of the private placement at $0.04 per unit. Each unit is comprised of one common share of the Company and 0.8 share purchase warrants where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024.

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

As of June 30, 2020, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of June 30, 2020.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal controls over financial reporting was not effective as of June 30, 2020.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
William Hunter	52	Director
Douglas MacLellan	65	Director
Douglas Cole	65	Director, Chairman, CEO, CFO, Secretary
Ryan Melsert	38	Director, CTO

William Hunter, Director

Mr. Hunter, age 52, received his B.Sc. from DePaul University in Chicago and an MBA with distinction from the Kellstadt School of Business at DePaul University. Mr. Hunter is currently the CFO of AMCI Group and CEO and board member of AMCI Acquisition Corp (Nasdaq: AMCIU). He is a seasoned financial executive with over 20 years of advisory and capital markets experience and has been involved in over $20 billion of transactions throughout his career in the natural resources and industrial industries. Prior to joining AMCI, Mr. Hunter led the Americas Banking team at Nomura where he advised Mitsui in their acquisition of a minority interest in the Moatize Coal Mining complex from Vale and Globe Specialty Metals in their $3.1 billion ‘merger of equals’ transaction with FerroAtlantica. Before Nomura he led industrial and natural resource teams at Jefferies, TD Securities and BMO Nesbitt Burns.

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

Douglas MacLellan, Director

Mr. MacLellan, age 65, currently serves as Chairman of the Board of eWellness Healthcare Corporation (OTCQB: EWLL), since May 2013. From November 2009 to December 2017 Mr. MacLellan was an independent director and Chairman of the Audit Committee of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. From May 2014 to October 2016, Mr. MacLellan was a member of the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early stage mining company. From September 1992 through April 2014, Mr. MacLellan held various Board positions and was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continued to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm from March 1992 through January 2016. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

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

Douglas Cole, Director, CEO, CFO, Controller, Secretary

Mr. Cole, age 65, has been a Partner overseeing all ongoing deal activities with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Mr. Cole currently serves on the Board of Directors of eWellness Healthcare Corporation (EWLL). Since 1977 Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997 Mr. Cole became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley in 1978.

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

Ryan Melsert, Director, CTO

Mr. Melsert, age 38, is the CTO at American Battery Metals Corporation, overseeing all aspects of the Company’s battery metal extraction and battery recycling divisions. Mr. Melsert specializes in the development and scale-up of highly innovative first-of-kind systems. This development process consists of fundamental conceptual design, rigorous thermodynamic and process modeling, design and fabrication of bench-scale prototypes, construction and operation of integrated pilot systems, and implementation of commercial-scale systems. Joining the Company in August 2019, Mr. Melsert has been accelerating the development and implementation of the Company’s proprietary battery metal extraction technologies and battery recycling programs with the planning and construction of a multi-functional facility. Since June 2019, Mr. Melsert has been the CEO of M2 Thermal Solutions whose first-of-kind residential air conditioning system, that exhibits a disruptive ~400% improvement in energy efficiency over current state-of-the-art systems, has been accepted as one of eight finalist designs in the Global Cooling Prize challenge. From May 2015 to March 2019 Mr. Melsert served as R&D Manager for Tesla's Giga Factory Battery Materials Processing group. He founded and led this cross-functional team of mechanical and chemical engineers who implemented first principles design to develop novel first-of-kind systems for the extraction, purification, and synthesis of precursor and active battery materials. This development scope included the fundamental conceptual design, rigorous thermodynamic and process modeling, design and fabrication of bench-scale prototypes, construction and operation of integrated pilot systems, and implementation of commercial scale systems for the processing of battery materials. During this time Mr. Melsert was awarded 5 different patents. From April 2013 to May 2015 Mr. Melsert served as R&D Manager, Advanced Energy & Transportation Technologies for Southern Research where he led a project team of 5-10 chemical/mechanical engineers in fundamental design of first-of-kind systems throughout energy systems field. While there, Mr. Melsert wrote and won several DOE grants in addition to winning the company-wide “Invention of the Year” 2015, presented at ARPA-E Innovation Summit. From September 2010 to March 2013 Mr. Melsert served as an Energy Systems Consultant for the Advanced Technology Development Center in Atlanta Georgia. From January 2008 to June 2011 Mr. Melsert was the Program Manager at General Motors while also serving as the Lead Development Engineer for a solar driven chemical heat engine from May 2008 to December 2018 which was sponsored by King Saud University in Riyadh, Saudi Arabia. From August 2005 to September 2009 Mr. Melsert was the Lead Development Engineer for C2 Biofuels. In 2005 Mr. Melsert worked at Lockheed Martin as a Fluid Dynamics Engineer. Mr. Melsert has 12 publications to his name written between 2007 and 2015. His education includes an MS in Mechanical Engineering and an MBA from Georgia Tech awarded in 2007 and 2011, and a BS in Mechanical Engineering with Minors in Engineering Mechanics, French, and International Studies from Penn State University awarded in 2004.

There have been no transactions since the beginning of the Company's last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Melsert (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Melsert was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

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

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is in the early stages of operations. The Company has four directors, two of which are not involved in the management of the Company, and to date, such directors have been performing the functions of such committees. The involvement of the two non-management directors mitigates some potential conflict of interest issues.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as of June 30, 2020, we do not believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to the period ended June 30, 2020 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 9/30/19 and Transition Period Ended 6/30/20	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Cole CEO, CFO, and Chairman of the Board	2019	250,000	-	1,237,600	-	-	-	-	1,487,600.00
	2020	341,346	60,000	135,700	-	-	-	-	537,046.00
Douglas MacLellan Director	2019	57,500	-	886,600	-	-	-	-	944,100.00
	2020	47,500	20,000	122,000	-	-	-	-	189,500.00
William Hunter Director	2019	65,000	-	903,600	-	-	-	-	968,600.00
	2020	47,500	20,000	120,000	-	-	-	-	187,500.00
Ryan Melsert Director, Chief Technology Officer	2019	-	-	-	-	-	-	-	-
	2020	156,250	-	233,720	-	-	-	24,000.00	413,970.00

Outstanding Equity Awards

Since incorporation on October 6, 2011 to June 30, 2020, we have not granted any stock options or stock appreciation rights to our executive officer or directors.

Compensation of Directors and Officers

As of June 30, 2020, we had no standard arrangement to compensate our directors for their services in the capacity as a director. On December 29, 2017, the Company entered into consulting agreements with Mr. Douglas Cole, Mr. William Hunter, and Mr. Douglas MacLellan and entered into an employment agreement with its executive officer, Mr. Douglas Cole. On September 16, 2019 the Company entered into an employment agreement with its Chief Technology Officer, Mr. Ryan Melsert. On September 8, 2020, the Company entered into a director agreement with Mr. Ryan Melsert. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 21, 2020 regarding the beneficial ownership of our common stock and preferred stock, based on 451,686,173 shares of Common Stock issued and outstanding and 300,000 shares of preferred stock issued and outstanding, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock or preferred stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is deemed to be the address of our principal executive offices.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of September 21, 2020, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned[1]	Percentage of Preferred Stock Beneficially Owned
William Hunter	11,190,000	2.48%	100,000	33%
Douglas Cole	16,190,000	3.58%	100,000	33%
Douglas MacLellan	9,190,000	2.03%	100,000	33%
Ryan Melsert	10,075,000	2.23%	0	0%

1 Each share of preferred stock entitles the holder to cast 1,000 votes and such shares vote with the common stock as a single class.

There are no arrangements known to the Company which may at a subsequent date result in a change-in-control.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Related Party Transactions

As of June 30, 2020, the Company owes $120,146 (September 30, 2019 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As of June 30, 2020, the Company owes $85,500 (September 30, 2019 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As of June 30, 2020, the Company owes $388,577 (September 30, 2019 - $221,897) to the Chief Executive Officer of the Company for accrued management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As of June 30, 2020, the Company owes $30,726 (September 30, 2019– $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

Director Independence

Douglas Cole and Ryan Melsert are not independent within the meaning of Section 5605 of NASDAQ.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Nine months ended June 30, 2020	Year Ended September 30, 2019
Audit Fees	$43,000	$17,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$43,000	$17,000

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended	x
3.2	Bylaws		May 22, 2013	S-1	3.2
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		October 8, 2019	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		February 19, 2020	8-K
10.1	Securities Purchase Agreement by and between American Battery Metals Corporation and Power Up Lending Group Ltd. dated April 6, 2020.	x
10.2	Convertible Promissory Note of American Battery Metals Corporation in favor of Power Up Lending Group Ltd. dated April 6, 2020.	x
10.3	Securities Purchase Agreement by and between American Battery Metals Corporation and Adar Alef, LLC dated April 7, 2020.	x
10.4	Convertible Promissory Note of American Battery Metals Corporation in favor of Adar Alef, LLC dated April 7, 2020.	x
10.5	Securities Purchase Agreement by and between American Battery Metals Corporation and Auctus Fund, LLC dated April 10, 2020.	x
10.6	Convertible Promissory Note of American Battery Metals Corporation in favor of Auctus Fund, LLC dated April 10, 2020.	x
10.7	Securities Purchase Agreement by and between American Battery Metals Corporation and Power Up Lending Group Ltd. dated April 21, 2020.	x
10.8	Convertible Promissory Note of American Battery Metals Corporation in favor of Power Up Lending Group Ltd. dated April 21, 2020.	x
10.9	Securities Purchase Agreement by and between American Battery Metals Corporation and Black Ice Advisors, LLC dated April 22, 2020.	x
10.10	Convertible Promissory Note of American Battery Metals Corporation in favor of Black Ice Advisors, LLC dated April 22, 2020.	x
10.11	Securities Purchase Agreement by and between American Battery Metals Corporation and Efrat Investments, LLC dated April 23, 2020.	x
10.12	Convertible Promissory Note of American Battery Metals Corporation in favor of Efrat Investments, LLC dated April 23, 2020.	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XBRL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: September 28, 2020	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer