Form 10-KT/A
period 2020-06-30
AMERICAN BATTERY METALS CORP
filed 2020-10-02
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Transitional Annual Report on Form 10-KT (“Form 10-KT”) for the period ended June 30, 2020, is to furnish Exhibit 101 to the Form 10-KT in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-KT provides the financial statements and related notes from the Form 10-KT formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-KT. This Amendment #1 to the Form 10-KT speaks as of the original filing date of the Form 10-KT does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-KT.

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

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: October 2, 2020	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer