Form 10-Q
period 2020-09-30
AMERICAN BATTERY METALS CORP
filed 2020-11-16
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2020

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

(775) 473-4744
(Registrant's telephone number)

.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ].	Accelerated filer	[ ].
Non-accelerated filer	[X].	Smaller reporting company	[X]
Emerging growth company	[ ].

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [X].

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 16, 2020 were 465,396,316.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of American Battery Metals Corporation have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ending June 30, 2021.

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Financial Statements

For the Period Ended September 30, 2020

(unaudited)

Condensed Consolidated Balance Sheets (unaudited)4

Condensed Consolidated Statements of Operations (unaudited)5

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)6

Condensed Consolidated Statements of Cash Flows (unaudited)7

Notes to the Condensed Consolidated Financial Statements (unaudited)8

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2020 $	June 30, 2020 $

ASSETS

Current assets

Cash	1,292,358	829,924
Prepaid expenses	243,427	237,334

Total current assets	1,535,785	1,067,258

Investment in joint venture	35,250	35,250
Property and equipment	56,205	58,806

Total assets	1,627,240	1,161,314

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	533,585	514,838
Due to related parties	378,456	624,949
Derivative liability	2,777,634	4,519,654
Notes payable, net of unamortized discount of $1,096,108 and $2,084,051, respectively	1,019,892	127,149
Current portion of loans payable	8,755	8,580

Total current liabilities	4,718,322	5,795,170

Loans payable	304,379	306,648

Total liabilities	5,022,701	6,101,818

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share Issued and outstanding: 300,000 preferred shares	300	300
Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 459,264,660 and 365,191,213 common shares, respectively	459,265	365,191
Additional paid-in capital	61,161,379	55,452,951
Share subscriptions received	1,343,750	2,450,000
Accumulated deficit	(66,360,155)	(63,208,946)

Total stockholders’ deficit	(3,395,461)	(4,940,504)

Total liabilities and stockholders’ deficit	1,627,240	1,161,314

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30, 2020 $	For the three months ended September 30, 2019 $
Revenues	-	-

Operating expenses

Exploration costs	106,797	323,368
General and administrative	2,306,296	1,071,269

Net loss from operations	(2,413,093)	(1,394,637)

Other income (expense)

Accretion and interest expense	(1,362,547)	(1,100,494)
Change in fair value of derivative liability	(773,886)	(62,554)
Gain on settlement of debt	1,612,433	86,187
Financing cost	(214,116)	–
Other expense	–	(3,746)

Total other income (expense)	(738,116)	(1,080,607)

Net loss	(3,151,209)	(2,475,244)
Net loss per share, basic and diluted	(0.01)	(0.02)
Weighted average shares outstanding, basic and diluted	437,878,302	123,558,942

The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

  (unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-In Capital $	Share	Accumulated Deficit $	Total Shareholders’ Deficit $
	Number	Amount $	Number	Amount $		Subscriptions $

Balance, June 30, 2019	–	–	116,234,968	116,235	42,849,297	–	(47,419,040)	(4,453,508)

Shares issued for services	–	–	3,650,000	3,650	686,850	–	–	690,500

Shares issued pursuant to note conversion	–	–	12,793,165	12,793	1,434,251	–	–	1,447,044

Net loss for the period	–	–	–	–	–	–	(2,471,498)	(2,471,498)

Balance, September 30, 2019	–	–	132,678,133	132,678	44,970,398	–	(49,890,538)	(4,787,462)

	Series A Preferred Shares		Common Shares		Additional Paid-In Capital $	Share Subscriptions	Accumulated Deficit $	Total Shareholders’ Deficit $
	Number	Amount $	Number	Amount $		Received $

Balance, June 30, 2020	300,000	300	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)

Shares issued for services	–	–	13,240,000	13,240	1,569,030	–	–	1,582,270

Shares issued for exercise of warrants	–	–	5,055,132	5,055	(5,055)	–	–	–

Shares issued from private placement	–	–	60,625,000	60,625	2,389,375	(2,450,000)	–	–

Shares issued pursuant to note conversion	–	–	15,153,315	15,154	1,755,078	–	–	1,770,232

Share subscriptions received	–	–	–	–	–	1,343,750	–	1,343,750

Net loss for the period	–	–	–	–	–	–	(3,151,209)	(3,151,209)

Balance, September 30, 2020	300,000	300	459,264,660	459,265	61,161,379	1,343,750	(66,360,155)	(3,395,461)

The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended September 30, 2020 $	For the three months ended September 30, 2019 $

Operating Activities

Net loss	(3,151,209)	(2,471,498)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,601	–
Accretion expense	1,306,443	989,643
Change in fair value of derivative liability	773,886	62,554
Discount on convertible notes payable	230,020	66,349
Gain on settlement of debt	(1,612,433)	(86,187)
Shares issued for services	1,582,270	690,500

Changes in operating assets and liabilities:
Prepaid expenses	(6,093)	(8,788)
Accounts payable and accrued liabilities	49,357	54,241
Due to related parties	(246,493)	(135,586)
Net Cash Used In Operating Activities	(1,071,651)	(838,772)

Investing Activities

Acquisition of equipment	(2,094)	–
Net Cash Used In Investing Activities	(2,094)	–

Financing Activities

Proceeds from issuance of convertible notes payable	1,075,000	1,042,150
Repayment of convertible note payable	(882,571)	(212,697)
Proceeds from share subscriptions received	1,343,750	–
Net Cash Provided By Financing Activities	1,536,179	829,453

Change in Cash	462,434	(9,319)

Cash – Beginning	829,924	16,690

Cash – End	1,292,358	7,371

Supplemental disclosures:

Interest paid	30,662	8,966
Income taxes paid	–	–

Non-cash investing and financing activities:

Discount on convertible debenture	275,000	700,922
Original issuance discount on convertible debentures	43,500	30,900
Common shares issued for conversion of debt	1,770,232	1,447,044

The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2020

(unaudited)

1.Organization and Nature of Operations

The accompanying unaudited condensed consolidated financial statements of American Battery Metals Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the period ended June 30, 2020, included in our Annual Report on Form 10-KT for the period ended June 30, 2020.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2020, the Company has not earned any revenue, has a working capital deficit of $3,182,537, and an accumulated deficit of $66,360,155. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2020

(unaudited)

3.Convertible Notes Payable

	September 30, 2020 $	June 30, 2020 $

Eagle Equities, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 60% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $137,038)	–	10,212

GS Capital Partners, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 40% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $134,584)	–	12,666

GS Capital Partners, LLC, $177,200 on February 7, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on February 7, 2021, convertible into common stock at 60% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $165,770)	–	11,430

Power Up Lending Group Ltd., $83,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on December 1, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $76,662)	–	6,338

Crown Bridge Partners, LLC, $75,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on February 14, 2021, convertible into common stock at 65% of the lower of the lowest closing bid or the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $70,577)	–	4,423

BHP Capital NY Inc., $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $103,282)	–	6,718

Jefferson Street Capital, LLC, $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) the lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $90,991 (June 30, 2020 - $103,818)	19,009	6,182

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2020

(unaudited)

3.Convertible Notes Payable (continued)

	September 30, 2020 $	June 30, 2020 $

Odyssey Capital, LLC, $220,000 on February 19, 2020, unsecured, bears interest at 10% per annum, due on February 19, 2021 convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $205,226)	–	14,774

GS Capital Partners, LLC, $520,000 on March 17, 2020, unsecured, bears interest at 10% per annum, due on March 17, 2021, convertible into common stock at 63% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $119,537 (June 30, 2020 - $478,979)	130,463	41,021

Power Up Lending Group Ltd., $78,000 on April 6, 2020, unsecured, bears interest at 12% per annum which increases to 22% per annum on default, due on April 6, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $68,409 (June 30, 2020 - $75,816)	9,591	2,184

Adar Alef, LLC, $110,000 on April 7, 2020, unsecured, bears interest at 10% per annum, due April 7, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $100,110 (June 30, 2020 - $107,464)	9,890	2,536

Auctus Fund, LLC, $150,000 on April 10, 2020, unsecured, bears interest at 10% per annum which increases to 24% per annum on default, due on April 10, 2021, convertible into common stock at 68% of the lowest trading in the twenty trading days prior to conversion, unamortized discount of $136,632 (June 30, 2020 - $146,667)	13,368	3,333

Power Up Lending Group Ltd., $43,000 on April 21, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on April 21, 2021, convertible into common stock at 61% of the lowest trading price during the ten trading days prior to conversion, unamortized discount of $39,615 (June 30, 2020 - $42,176)	3,385	824

Black Ice Advisors, LLC, $115,500 on April 22, 2020, unsecured, bears interest at 10% per annum, due on April 22, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $106,709 (June 30, 2020 - $113,318)	8,791	2,182

Efrat Investments, LLC, $125,000 on April 23, 2020, unsecured, bears interest at 10% per annum, due on April 23, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $115,613 (June 30, 2020 - $122,674)	9,387	2,326

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2020

(unaudited)

3.Convertible Notes Payable (continued)

	September 30, 2020 $	June 30, 2020 $

GS Capital Partners, LLC, $520,000 on July 27, 2020, unsecured, bears interest at 10% per annum, due on October 27, 2021 convertible into common stock at 1) fixed price of $0.25 per share during the first 6 months this note is in effect; and 2) 64% of the lowest trading price for the twenty trading days prior to conversion after the 6th monthly anniversary of the note, unamortized discount of $10,000 (June 30, 2020 - $nil)	510,000	–

GS Capital Partners, LLC, $312,000 on August 14, 2020, unsecured, bears interest at 10% per annum, due on August 14, 2021, convertible into common stock at 1) fixed price of $0.25 per share during the first 6 months this note is in effect; and 2) 64% of the lowest trading price for the twenty trading days prior to conversion after the 6th monthly anniversary of the note, unamortized discount of $6,000 (June 30, 2020 - $nil)	306,000	–

Jefferson Street Capital, LLC, $302,500 on September 29, 2020, unsecured, bears interest at 1% per annum which increases to 22% per annum on default, due on March 29, 2021, convertible into common stock at the lesser of 1) 70% of the lowest trading price for the ten trading days prior to the issue date of this note or; 2) 70% of the lowest trading price for the ten trading days prior to conversion, unamortized discount of $302,492 (June 30, 2020 - $nil)	8	–

	1,019,892	127,149

During the three months ended September 30, 2020, the Company paid $913,233 (2019 - $221,663) for the settlement of $635,250 (2019 - $163,766) of outstanding principal balance of convertible notes, $30,662 (2019 - $8,966) of accrued interest, $213,599 (2019 - $nil) of financing costs, and $1,418,312 (2019 - $128,013) of derivative liabilities resulting in a gain on settlement of debt of $1,384,590 (2019 - $79,082).

4.Equipment

Vehicle $

Cost:

Balance, June 30, 2020	61,916
Additions	–
Balance, September 30, 2020	61,916

Accumulated Depreciation:

Balance, June 30, 2019	3,110
Additions	2,601
Balance, September 30, 2020	5,711

Carrying Amounts:

Balance, June 30, 2020	58,806
Balance, September 30, 2020	56,205

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2020

(unaudited)

5.Related Party Transactions

(a)As of September 30, 2020, the Company owes $120,146 (June 30, 2020 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of September 30, 2020, the Company owes $85,500 (June 30, 2020 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of September 30, 2020, the Company owes $142,084 (June 30, 2020 - $388,577) to the Chief Executive Officer of the Company for accrued management fees.  The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of September 30, 2020, the Company owes $30,726 (June 30, 2020– $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

While technically still in place, the October 8, 2020 milestone was not met, and the Company does not believe this joint venture agreement will go forward.

7.Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures in accordance with ASC 815, Derivatives and Hedging.  The fair value of the derivatives was calculated using a multi-nominal lattice model.  The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations.  For the three months ended September 30, 2020, the Company recorded a loss on the change in the fair value of derivative liability of $773,886 (2019 - $62,554).  As at September 30, 2020, the Company recorded a derivative liability of $2,777,634 (June 30, 2020 - $4,519,654).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2020

(unaudited)

7.Derivative Liabilities (continued)

The following inputs and assumptions were used to value the derivative liabilities outstanding at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020

Expected volatility	134-235%	158-240%
Risk free rate	0.11-0.18%	0.16%
Expected life (in years)	0.375-1.0	0.5-1.0

A summary of the activity of the derivative liability is shown below:

$

Balance, June 30, 2020	4,519,654
Derivative additions associated with convertible notes	275,000
Adjustment for conversion/prepayment	(2,790,906)
Mark-to-market adjustment	773,886

Balance, September 30, 2020	2,777,634

8.Loans Payable

(a)On January 27, 2020, the Company entered into a finance loan agreement relating to the acquisition of a company vehicle. Under the terms of the finance loan, the Company will make monthly installment payments of $1,089 at a finance loan interest rate of 7.99% per annum, which is due in February 2026. As of September 30, 2020, the Company owed $57,142 (June 30, 2020 - $59,236) on the finance loan, including $8,755 (June 30, 2020 - $8,580) which is due in the next twelve months.

(b)On May 7, 2020, the Company received $255,992 from the U.S. Small Business Administration as part of the Coronavirus Aid Relief and Economic Security (“CARES”) Act Paycheck Protection Program. The amounts are unsecured, bears interest at 1% per annum and is payable monthly commencing on November 7, 2020, and is due on May 7, 2022.  The terms of the loan provide that certain amount may be forgiven if the funds are used for qualifying expenses as described in the CARES Act.

9.Common Shares

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001 per share, and authorized Series A preferred stock of 500,000 shares of preferred stock, with par value of $0.001 per share.

Period ended September 30, 2020

On July 9, 2020, the Company issued 7,950,000 common shares with a fair value of $941,280 for consulting services.

On July 9, 2020, the Company issued 6,081,150 common shares with a fair value of $720,008 for the conversion of $147,250 of note payable, $6,503 of accrued interest, $105 of fees and $614,477 of derivative liability resulting in a gain on settlement of $48,327.

On August 18, 2020, the Company issued 2,890,000 common shares with a fair value of $262,990 for consulting services.

On August 26, 2020, the Company issued 2,196,822 common shares with a fair value of $193,320 for the conversion of $100,000 of note payable, $5,342 of accrued interest, $105 of fees and $110,007 of derivative liability resulting in a gain on settlement of $22,134.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2020

(unaudited)

9.Common Shares (continued)

On August 27, 2020, the Company issued 5,055,132 common shares for the exercise of cashless warrants.

On September 16, 2020, the Company issued 1,696,856 common shares with a fair value of $157,808 for the conversion of $77,200 of note payable, $4,931 of accrued interest, $105 of fees and $87,842 of derivative liability resulting in a gain on settlement of $12,270.

On September 29, 2020, the Company issued 2,400,000 common shares with a fair value of $378,000 for consulting services, including 2,000,000 common shares with a fair value of $315,000 issued to a director of the Company as management fee.

On September 30, 2020, the Company issued 5,178,487 common shares with a fair value of $699,096 for the conversion of $270,000 of note payable, $13,833 of accrued interest, $105 of fees and $560,268 of derivative liability resulting in a gain on settlement of $145,110.

During the three months ended September 30, 2020, the Company issued 60,625,000 units for proceeds of $2,450,000 received during the year ended June 30, 2020. Each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024.

As at September 30, 2020, the Company received share subscriptions of $1,343,750 for the future issuance of private placement units at $50,000 per unit, where each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into 80 shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.075 per share until December 31, 2023.

Period ended September 30, 2019

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

For the period ended September 30, 2020

(unaudited)

9.Common Shares (continued)

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

For the period ended September 30, 2020

(unaudited)

9.Common Shares (continued)

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

10.Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, June 30, 2020	8,603,112	0.14
Issued	48,500,000	0.15
Exercised	(250,000)	0.17

Balance, September 30, 2020	56,853,112	0.15

Additional information regarding share purchase warrants as of September 30, 2020, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.075	51,500,000	3.7
0.10	3,250,000	0.16
0.15	1,500,000	0.09
0.18	361,112	0.02
0.50	242,000	0.0

	56,853,112	3.97

11.Subsequent Events

(a)On October 1, 2020, the Company purchased land for $900,000, of which $50,000 was held in an escrow and included in prepaid expenses for the period ended September 30, 2020. The land is comprised of 12.44 acres and is located at 345 Winston Lane in Fernley, Nevada,

(b)On October 9, 2020, the Company issued 4,805,558 common shares pursuant to the conversion of $250,000 of convertible notes payable and $13,288 of accrued interest dated March 17, 2020.

(c)On October 20, 2020, the Company issued 1,326,098 common shares pursuant to the conversion of $71,548 of convertible notes payable and $6,904 of accrued interest dated April 10, 2020.

(d)Subsequent to September 30, 2020, the Company received $820,750 of subscription proceeds relating to the issuance of units of Series C preferred stock for $50,000 per unit where each unit is comprised of 5,000 Series C Preferred Stock (convertible into common shares of the Company at 80 common shares per Series C Preferred Stock) and one share purchase warrant where each warrant is exercisable into 400,000 common shares of the Company at $0.25 per share until December 31, 2023.

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

American Battery Metals Corporation (“ABMC” or the “Company”) is a startup company in the lithium-ion battery industry that is working to increase the domestic US production of these four battery metals through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries for the recovery of battery metals. Through this three-pronged approach ABMC is working to both increase the domestic production of these battery metals, and also to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the manufacturing supply chain in a closed-loop fashion.

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

The growth in demand for lithium-ion batteries is predicted by industry researchers to grow by over ten-fold over the next ten years, while over the same period there are limited announcements for new production sources of domestic US based lithium, nickel, cobalt, or manganese. As a result, there will be increased pressure on the prices of domestically sourced battery metals, and increased reliance on foreign sourced battery metals. These industry trends support and validate the Company’s multifaceted three-pronged business model to increase the production of domestic US sourced battery metals. The Company is currently a pre-revenue organization and we do not anticipate earning revenues until such time as we have initial operations of our lithium-ion battery recycling facility underway, or until we have undertaken sufficient exploration work to identify lithium and or other battery metals reserves and have validated and commercialized a cost-effective extraction system.

Employees

The company has fourteen employees: (a) two officers, Mr. Cole, our chief executive officer, Ryan Melsert, our Chief Technical Officer, and (b) twelve other employees which include Head of Resources, Principal Chemical Engineer, Lead Onsite Project Manager, Senior Chemist, Head of Business Development, Controller, Human Resources head, and Corporate Communications head.

RESULTS OF OPERATIONS

American Battery Metals Corp. (“ABMC”) has not realized any revenue from its exploration activities on the Nye County property and it is extremely doubtful that the mineral property will be able to produce any revenue for many years. Without an ore reserve ABMC cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will ABMC have any chance of recognizing any form of revenue.

Results of Operations

Revenues

During the three months ended September 30, 2020 and 2019, the Company has not realized any revenues.

Expenses

Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, the Company incurred $2,413,093 of operating expenses compared to $1,394,637 of operating expenses during the three months ended September 30, 2019. Overall, the increase in operating expense was due to the fact that the Company issued 13,240,000 common shares for services with a fair value of $1,582,270 in fiscal 2020 compared to 3,650,000 common shares for fair value of $690,500 during fiscal 2019.  The Company also had an increase in payroll expense from $151,000 during the three months ended September 30, 2019 to $447,000 during the three months ended September 30, 2020 as the Company had more employees and operations compared to the prior year.

In addition to operating expenses, the Company incurred interest and accretion expense of $1,362,547 during the three months ended September 30, 2020 compared to $1,100,494 during the three months ended September 30, 2019.  The increase in interest and accretion expense was due to the fact that the Company had more conversions of outstanding convertible notes in the current year compared to prior year which resulted in the acceleration of accretion on the debt discount that was originally derived due to the fair value of the convertibility features on the convertible notes.  The Company also had an increase in the loss due to the change in the fair value of the derivative liability from $62,554 for the three months ended September 30, 2019 to $773,886 for the three months ended September 30, 2020 due to the fact that the Company had a more volatile share price during the current year which resulted in a wider spread between the fair value of the common stock and the discounted conversion rates for the convertible debentures.  Finally, the Company recorded a gain on the settlement of debt of $1,612,433 compared a gain of $86,187 during the three months ended September 30, 2019 due to the fact that the Company entered into more settlement agreements for the conversion of notes payable as well as cash settlements of outstanding notes payable during the current fiscal period that resulted in an elimination of a larger amount of the outstanding derivative liability which resulted in a higher gain on settlement of debt.  As part of the cash settlement of outstanding notes payable, the Company incurred financing costs of $214,116 during the current period compared to $nil in the prior year.

Net Loss

During the three months ended September 30, 2020, the Company incurred a net loss of $3,151,209 or $0.01 loss per share compared to a net loss of $2,475,244 or $0.02 loss per share during the three months ended September 30, 2019.  The increase in the net loss is due to the fact that the Company had more general and administrative costs due to increases in payroll expense and share-based compensation, but was offset by the fact that the Company recorded a larger gain on settlement of debt in the current year due to an increase in the number of debt settlements which included the elimination of the derivative liability.

Liquidity and Capital Resources

At September 30, 2020, the Company had cash of $1,292,358 and total assets of $1,627,240 compared to cash of $829,924 and total assets of $1,161,314 as at June 30, 2020.  The increase in cash is due to the fact that the Company received $1,343,750 of financing from private placements and $1,075,000 of proceeds from convertible debentures during the period ended September 30, 2020 less repayments of convertible debentures of $882,571.  The increase in total assets is due to the increase in cash of $462,434 and increase in prepaid expense of $6,093.

The Company had total current liabilities of $4,718,322 at September 30, 2020 compared to $5,795,170 at June 30, 2020.  The decrease is due to a decline in the derivative liability from $4,519,654 at June 30, 2020 to $2,777,634 at September 30, 2020 based on the settlement of convertible notes payable from the conversion of debt and the repayment of notes payable with cash during the period.  As at September 30, 2020, the Company had total face value of convertible debt outstanding of $2,116,000 compared to total face value of convertible debt of $2,211,200 as at June 30, 2020.

As at September 30, 2020, the Company had a working capital deficit of $3,182,537 compared to a working capital deficit of $4,727,912 at June 30, 2020. The decrease in the working capital deficit was due to the settlement of outstanding convertible notes payable, and the corresponding derivative liabilities associated with those convertible notes, with the issuance of common shares and payment of cash during the period.

During the three months ended September 30, 2020, the Company issued 13,240,000 common shares for services with a fair value of $1,582,270, issued 15,153,315 common shares to convert outstanding notes payable and accrued interest totaling $1,770,232, issued 60,625,000 common shares in a private placement for $2,450,000 (which was received during the year ended June 30, 2020), and issued 5,055,132 common shares for the exercise of cashless share purchase warrants that were previously issued to note holders as an inducement for the convertible note proceeds.

As at September 30, 2020 and June 30, 2020, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the three months ended September 30, 2020, the Company used $1,071,651 of cash for operating activities as compared to $838,772 during the three months ended September 30, 2019.  The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities, including $1,343,750 from share subscriptions, which allowed them to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the three months ended September 30, 2020, the Company incurred $2,094 for the acquisition of equipment.  The Company did not have any investing activities during the three months ended September 30, 2019.

Cash from Financing Activities

During the three months ended September 30, 2020, the Company received $1,536,179 of financing, which included $1,343,750 from subscription proceeds related to a private placement of units, $1,075,000 of funding from the issuance of convertible notes payable less repayments of $882,571 on the convertible notes during the period.  Comparatively, for the three months ended September 30, 2019, the Company received $829,453 of funding from financing activities which was primarily from the funding and repayment of outstanding convertible notes.

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

As of September 30, 2020, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2020, the Company issued 7,950,000 common shares with a fair value of $941,280 for consulting services.

On July 27, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $520,000 with a purchase price of $510,000 to GS Capital Partners, LLC. The note is due October 27th, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. For the first 6 months that the note is in effect, the conversion price shall be a fixed price of $0.25 per share. After the 6th month anniversary of the note, the conversion price shall be equal to 64% of the lowest trading price of common stock during the prior twenty (20) trading day period ending on the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 108% - 128% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On August 14th, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $312,000 with a purchase price of $306,000 to GS Capital Partners, LLC. The note is due August 14th, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. For the first 6 months that the note is in effect, the conversion price shall be a fixed price of $0.25 per share. After the 6th month anniversary of the note, the conversion price shall be equal to 64% of the lowest trading price of common stock during the prior twenty (20) trading day period ending on the conversion date. The note may be prepaid until 180 days from the issuance date at a price of 108% - 128% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On August 18, 2020, the Company issued 2,890,000 common shares with a fair value of $262,990 for consulting services.

On August 27, 2020, the Company issued 5,055,132 common shares for the exercise of cashless warrants.

On September 29, 2020, the Company issued 2,400,000 common shares with a fair value of $378,000 for consulting services, including 2,000,000 common shares with a fair value of $315,000 issued to a director of the Company as management fee.

On September 29, 2020, the Company issued a 1% Convertible Promissory Note in the principal amount of $302,500 with a purchase price of $275,000 to Jefferson Street Capital LLC. The note is due March 29, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price shall be equal to shall equal the lesser of (i) 70% multiplied by the lowest Trading Price (as defined in the note) during the previous ten (10) trading days before the issue date of the note (representing a discount rate of 30%) or (ii) 70% multiplied by the Market Price (as defined in the note). The note may be prepaid until 180 days from the issuance date at a price of 100% - 125% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 22% per annum.

On September 30, 2020, the Company issued 60,625,000 common shares and warrants to purchase 48,500,000 common shares for proceeds of $2,450,000.

From July 1, 2020 through September 30, 2020, the Company issued 15,153,315 common shares for the conversions of $594,450 in principal of convertible notes and $30,609 of accrued interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

		Filed	Incorporated	By	Reference
Exhibit	Description	Herein	Date	Form	Exhibit
10.1	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated July 27, 2020	x
10.2	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated July 27, 2020	x
10.3	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated August 14th, 2020	x
10.4	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated August 14th, 2020	x
10.5	Securities Purchase Agreement by and between American Battery Metals Corporation and Jefferson Street Capital LLC dated September 29, 2020	x
10.6	Convertible Promissory Note of American Battery Metals Corporation in favor of Jefferson Street Capital LLC dated September 29, 2020	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: November 16, 2020	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer