Form 10-Q
period 2020-12-31
AMERICAN BATTERY METALS CORP
filed 2021-02-16
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2020

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

Yes [   ] No [X]

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 11, 2021 were 527,456,202.

AMERICAN BATTERY METALS CORPORATION

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that can be expected for the year ending June 30, 2021.

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2020 $	June 30, 2020 $
ASSETS
Current assets
Cash	403,654	829,924
Prepaid expenses	207,454	237,334

Total current assets	611,108	1,067,258

Investment in joint venture	35,250	35,250
Property and equipment	960,984	58,806

Total assets	1,607,342	1,161,314

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	447,421	514,838
Due to related parties	200,646	624,949
Derivative liability	6,669,330	4,519,654
Notes payable, net of unamortized discount of $569,705 and $2,084,051, respectively	523,173	127,149
Current portion of loans payable	8,934	8,580

Total current liabilities	7,849,504	5,795,170

Loans payable	301,509	306,648

Total liabilities	8,151,013	6,101,818

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock Authorized: 1,000,000 preferred shares, par value of $0.001 per share Issued and outstanding: 500,000 and 300,000 preferred shares, respectively	500	300
Series C Preferred Stock Authorized: 1,000,000 preferred shares, par value of $10 per share Issued and outstanding: 281,450 and 0 preferred shares, respectively	2,814,500	-
Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share Issued and outstanding: 502,622,746 and 365,191,213 common shares, respectively	502,622	365,191
Additional paid-in capital	90,974,257	55,452,951
Share subscriptions received	1,235,000	2,450,000
Share subscriptions receivable	(6,250)	-
Accumulated deficit	(102,064,300)	(63,208,946)

Total stockholders’ deficit	(6,543,671)	(4,940,504)

Total liabilities and stockholders’ deficit	1,607,342	1,161,314

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31, 2020 $	For the three months ended December 31, 2019 $	For the six months ended December 31, 2020 $	For the six months ended December 31, 2019 $
Operating expenses
Exploration costs	2,902	11,311	109,699	334,679
General and administrative	30,270,334	1,071,820	32,576,630	2,143,089

Net loss from operations	(30,273,236)	(1,083,131)	(32,686,329)	(2,477,768)

Other income (expense)
Accretion and interest expense	(837,953)	(1,119,583)	(2,200,500)	(2,220,077)
Change in fair value of derivative liability	(6,244,285)	(876,960)	(7,018,171)	(939,514)
Gain on settlement of debt	1,850,178	127,863	3,462,611	214,050
Financing cost	(190,980)	-	(405,096)	-
Other income	-	3,746	-	3,746
Other expense	(7,869)	-	(7,869)	-

Total other income (expense)	(5,430,909)	(1,864,934)	(6,169,025)	(2,941,795)

Net loss	(35,704,145)	(2,948,065)	(38,855,354)	(5,419,563)
Net loss per share, basic and diluted	(0.08)	(0.02)	(0.09)	(0.04)
Weighted average shares outstanding, basic and diluted	462,276,476	150,474,502	453,644,098	137,016,722

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Series A Preferred Shares		Series C Preferred Shares		Common Shares			Share subscriptions
	Number	Amount $	Number	Amount $	Number	Amount $	Additional Paid-In Capital $	Received $	Receivable $	Accumulated Deficit $	Total Stockholder’s Deficit $
Balance, June 30, 2020	300,000	300	-	-	365,191,213	365,191	55,452,951	2,450,000	-	(63,208,946)	(4,940,504)

Shares issued for services	200,000	200	-	-	43,140,000	43,140	30,309,130	35,000	-	-	30,387,470

Shares issued for exercise of warrants	-	-	-	-	12,381,562	12,381	(12,381)	-	-	-	-

Shares issued from private placement	-	-	241,450	2,414,500	60,625,000	60,625	2,389,375	(2,450,000)	(6,250)	-	2,408,250

Shares issued pursuant to note conversion	-	-	40,000	400,000	21,284,971	21,285	2,564,182	-	-	-	2,985,467

Share subscriptions received	-	-	-	-	-	-	-	1,200,000	-	-	1,200,000

Beneficial conversion feature on convertible debts	-	-	-	-	-	-	271,000	-	-	-	271,000

Net loss for the period	-	-	-	-	-	-	-	-	-	(38,847,485)	(38,847,485)

Dividends declared	-	-	-	-	-	-	-	-	-	(7,869)	(7,869)

Balance, December 31, 2020	500,000	500	281,450	2,814,500	502,622,746	502,622	90,974,257	1,235,000	(6,250)	(102,064,300)	(6,543,671)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Series A Preferred Shares		Common Shares
	Number	Amount $	Number	Amount $	Additional Paid-In Capital $	Share Subscriptions $	Accumulated Deficit $	Total Stockholder’s Deficit $
Balance, June 30, 2019	-	-	116,234,968	116,235	42,849,297	-	(47,419,040)	(4,453,508)

Issuance of preferred shares	300,000	300	–	–	(300)	-	-	-

Shares issued for services	-	-	9,210,000	9,210	914,810	-	-	924,020

Shares issued pursuant to note conversion	-	-	42,347,922	42,347	2,578,142	-	-	2,620,489

Shares issued for warrant exercise	-	-	2,996,985	2,997	(2,997)	-	-	–

Share subscriptions received	-	-	-	-	-	275,000	-	275,000

Share purchase warrants issued	-	-	-	-	94,786	-	-	94,786

Net loss for the period	-	-	-	-	-	-	(5,419,563)	(5,419,563)

Balance, December 31, 2019	300,000	300	170,789,875	170,789	46,433,738	275,000	(52,838,603)	(5,958,776)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended December 31, 2020 $	For the six months ended December 31, 2019 $
Operating Activities
Net loss	(38,855,354)	(5,419,563)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	2,111,346	1,911,522
Change in fair value of derivative liability	7,018,171	939,514
Depreciation	5,202	-
Dividends declared	7,869	-
Discount on convertible notes payable	73,499	297,318
Gain on settlement of debt	(3,462,611)	(214,050)
Shares issued for services	30,387,470	924,020
Warrants issued	-	94,786

Changes in operating assets and liabilities:
Prepaid expenses	29,880	(8,788)
Accounts payable and accrued liabilities	397,873	233,294
Due to related parties	(424,303)	(199,983)

Net Cash Used In Operating Activities	(2,710,958)	(1,441,930)

Investing Activities
Acquisition of equipment	(4,785)	-
Acquisition of land	(907,380)	-

Net Cash Used In Investing Activities	(912,165)	-

Financing Activities
Proceeds from issuance of convertible notes payable	1,350,000	1,382,500
Repayment of convertible note payable	(1,761,397)	(212,697)
Proceeds from private placement	3,608,250	275,000

Net Cash Provided By Financing Activities	3,196,853	1,444,803

Change in Cash	(426,270)	2,873
Cash – Beginning	829,924	16,690
Cash – End	403,654	19,563

Supplemental disclosures:
Interest paid	63,216	8,966
Income taxes paid	-	-

Non-cash investing and financing activities:

Discount on convertible debenture	275,000	1,654,836
Original issuance discount on convertible debentures	51,000	44,700
Beneficial conversion feature on convertible debentures	271,000	-
Common shares issued for conversion of debt	2,585,467	2,620,489
Preferred shares issued for conversion of debt	400,000	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

1. Organization and Nature of Operations

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2020, the Company has not earned any revenue, has a working capital deficit of $7,238,396, and an accumulated deficit of $102,064,300. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

(b)Principles of Consolidation

These unaudited condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL and LithiumOre Corporation (formerly Lithortech Resources Inc). All inter-company accounts and transactions have been eliminated on consolidation.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

3. Convertible Notes Payable

	December 31, 2020 $	June 30, 2020 $
Eagle Equities, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 60% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $137,038)	-	10,212

GS Capital Partners, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 40% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $134,584)	-	12,666

GS Capital Partners, LLC, $177,200 on February 7, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on February 7, 2021, convertible into common stock at 60% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $165,770)	-	11,430

Power Up Lending Group Ltd., $83,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on December 1, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $76,662)	-	6,338

Crown Bridge Partners, LLC, $75,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on February 14, 2021, convertible into common stock at 65% of the lower of the lowest closing bid or the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $70,577)	-	4,423

BHP Capital NY Inc., $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $103,282)	-	6,718

Jefferson Street Capital, LLC, $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) the lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $103,818)	-	6,182

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

	December 31, 2020 $	June 30, 2020 $
Odyssey Capital, LLC, $220,000 on February 19, 2020, unsecured, bears interest at 10% per annum, due on February 19, 2021 convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $205,226)	-	14,774

GS Capital Partners, LLC, $520,000 on March 17, 2020, unsecured, bears interest at 10% per annum, due on March 17, 2021, convertible into common stock at 63% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $478,979)	-	41,021

Power Up Lending Group Ltd., $78,000 on April 6, 2020, unsecured, bears interest at 12% per annum which increases to 22% per annum on default, due on April 6, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $75,816)	-	2,184

Adar Alef, LLC, $110,000 on April 7, 2020, unsecured, bears interest at 10% per annum, due April 7, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $107,464)	-	2,536

Auctus Fund, LLC, $150,000 on April 10, 2020, unsecured, bears interest at 10% per annum which increases to 24% per annum on default, due on April 10, 2021, convertible into common stock at 68% of the lowest trading in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $146,667)	-	3,333

Power Up Lending Group Ltd., $43,000 on April 21, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on April 21, 2021, convertible into common stock at 61% of the lowest trading price during the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $42,176)	-	824

Black Ice Advisors, LLC, $115,500 on April 22, 2020, unsecured, bears interest at 10% per annum, due on April 22, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $113,318)	-	2,182

Efrat Investments, LLC, $125,000 on April 23, 2020, unsecured, bears interest at 10% per annum, due on April 23, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $122,674)	-	2,326

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

	December 31, 2020 $	June 30, 2020 $
GS Capital Partners, LLC, $520,000 on July 27, 2020, unsecured, bears interest at 10% per annum, due on October 27, 2021 convertible into common stock at 1) fixed price of $0.25 per share during the first 6 months this note is in effect; and 2) 64% of the lowest trading price for the twenty trading days prior to conversion after the 6th monthly anniversary of the note, unamortized discount of $10,000 (June 30, 2020 - $nil)	128,378	-

GS Capital Partners, LLC, $312,000 on August 14, 2020, unsecured, bears interest at 10% per annum, due on August 14, 2021, convertible into common stock at 1) fixed price of $0.25 per share during the first 6 months this note is in effect; and 2) 64% of the lowest trading price for the twenty trading days prior to conversion after the 6th monthly anniversary of the note, unamortized discount of $6,000 (June 30, 2020 - $nil)	306,000	-

Jefferson Street Capital, LLC, $302,500 on September 29, 2020, unsecured, bears interest at 1% per annum which increases to 22% per annum on default, due on March 29, 2021, convertible into common stock at the lesser of 1) 70% of the lowest trading price for the ten trading days prior to the issue date of this note or; 2) 70% of the lowest trading price for the ten trading days prior to conversion, unamortized discount of $300,525 (June 30, 2020 - $nil)	1,975	-

GS Capital Partners, LLC, $340,000 on October 20, 2020, unsecured, bears interest at 10% per annum, due on October 20, 2021, convertible into common stock at a fixed price of $0.10 per share, unamortized discount of $253,180 (June 30, 2020 - $nil)	86,820

	523,173	127,149

During the six months ended December 31, 2020, the Company paid $1,824,613 (2019 - $221,663) for the settlement of $1,295,202 (2019 - $163,766) of outstanding principal balance of convertible notes, $63,216 (2019 - $8,966) of accrued interest, $403,938 (2019 - $nil) of financing costs, and $3,148,613 (2019 - $128,013) of derivative liabilities resulting in a gain on settlement of debt of $3,086,356 (2019 - $79,082).

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

4. Property and Equipment

During the six months ended December 31, 2020, the Company purchased land at a cost of $907,380. The land is comprised of 12.44 acres and is located at 345 Winston Lane in Fernley, Nevada. The Company will be constructing five separate building areas on this property to create a Pilot Plant campus that includes: Production Process Areas, Feedstock Sorting Area, Analytical Laboratory Spaces & Process Development Bays, a Storage Warehouse, and general Office Space.

	Vehicle $	Land $	Total $
Cost:
Balance, June 30, 2020	61,916	-	61,916
Additions	-	907,380	907,380

Balance, December 31, 2020	61,916	907,380	969,296

Accumulated Depreciation:
Balance, June 30, 2020	3,110	-	3,110
Additions	5,202	-	5,202

Balance, December 31, 2020	8,312	-	8,312

Carrying Amounts:
Balance, June 30, 2020	58,806	-	58,806
Balance, December 31, 2020	53,604	907,380	960,984

5. Related Party Transactions

(a)As of December 31, 2020, the Company owes $120,146 (June 30, 2020 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)As of December 31, 2020, the Company owes $85,500 (June 30, 2020 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)As of December 31, 2020, there is $5,000 (June 30, 2020 - $388,577 owed to) owing from the Chief Executive Officer. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)As of December 31, 2020, the Company owes $nil (June 30, 2020– $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

6. Investment in Joint Venture

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

6. Investment in Joint Venture (Continued)

As part of the joint venture agreement, the Company issued 250,000 common shares to CINC. The joint venture is committed to acquiring a minimum amount of processing equipment, goods, accessories, and/or materials totaling: (i) $1,000,000 by October 8, 2020; (ii) $3,000,000 by October 8, 2021; (iii) $6,000,000 by October 8, 2022; and (v) $10,000,000 by October 8, 2023. In the event that the joint venture fails to meet the minimum amounts above, the Company will lose the exclusive right to market, promote and sell the processing equipment provided by CINC. To date, the joint venture has not purchased any amounts and the Company believes that it is unlikely that any amounts shall be purchased in the future. Furthermore, neither party is making any efforts towards the joint venture at this time.

7. Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the six months ended December 31, 2020, the Company recorded a loss on the change in the fair value of derivative liability of $7,018,171 (2019 - $939,514). As at December 31, 2020, the Company recorded a derivative liability of $6,669,330 (June 30, 2020 - $4,519,654).

The following inputs and assumptions were used to value the derivative liabilities outstanding at December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
Expected volatility	158-208%	158-240%
Risk free rate	0.12-0.14%	0.16%
Expected life (in years)	0.25-1.0	0.5-1.0

A summary of the activity of the derivative liability is shown below:

$
Balance, June 30, 2020	4,519,654
Derivative additions associated with convertible notes	275,000
Adjustment for conversion/prepayment	(5,143,495)
Mark-to-market adjustment	7,018,171

Balance, December 31, 2020	6,669,330

8. Loans Payable

(a)On January 27, 2020, the Company entered into a finance loan agreement relating to the acquisition of a company vehicle. Under the terms of the finance loan, the Company will make monthly installment payments of $1,089 at a finance loan interest rate of 7.99% per annum, which is due in February 2026. As of December 31, 2020, the Company owed $54,451 (June 30, 2020 - $59,236) on the finance loan, including $8,934 (June 30, 2020 - $8,580) which is due in the next twelve months. The remaining balance has been fully paid off subsequent to the period ended December 31, 2020. Refer to Note 11.

(b)On May 7, 2020, the Company received $255,992 from the U.S. Small Business Administration as part of the Coronavirus Aid Relief and Economic Security (“CARES”) Act Paycheck Protection Program. The amounts are unsecured, bears interest at 1% per annum commencing on November 7, 2020, and is due on May 7, 2022. Funds from these loans may be used for payroll, rent, utilities and other qualifying expenses. The terms of the loans provide that certain amounts may be forgiven if the funds are used for qualifying expenses as described in the CARES Act.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

9. Share Capital

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001 per share, 1,000,000 shares of Series A preferred stock, with par value of $0.001 per share, and 1,000,000 shares of Series C preferred stock, with par value of $10 per share.

Series A Preferred Stock

On December 17, 2020, the Company issued 200,000 Series A Preferred Stock with a fair value of $200 to officers and directors of the Company as management fee. The Series A Preferred Stock has no conversion rights, not entitled to receive dividends, carries voting rights of 1,000 votes per share of preferred stock, and is redeemable at the option of the Company at par value of $0.001 per share.

Series C Preferred Stock

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock at $50,000 per unit for proceeds of $2,414,500. Each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into eighty shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until December 31, 2023. Each holder is entitled to receive a non-cumulative dividend at 8% per annum at the rate per share. The dividend shall be payable at the Company's option either in cash or in common shares of the Company. If paid in Common Shares, the Company shall pay to the holders the number of Common Shares equal to the dividend amount divided by the Stated Value and then multiplied by eighty. The investors in the Series C Preferred Stock are all independent investors except for 2,500 shares of Series C Preferred Stock purchased by our chief resource officer.

In addition, the Company issued 8 units with a fair value of $400,000 for the conversion of $381,622 of note payable and $18,378 of accrued interest. During the six months ended December 31, 2020, the Company has received additional $1,200,000 for future issuance.

Common Stock

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

On October 6, 2020, the Company issued 4,805,558 common shares with a fair value of $617,514 for the conversion of $250,000 of note payable, $12,311 of accrued interest, $105 of fees and $491,605 of derivative liability resulting in a gain on settlement of $136,507.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

9. Share Capital (Continued)

On October 20, 2020, the Company issued 1,326,098 common shares with a fair value of $197,721 for the conversion of $71,548 of note payable, $7,396 of accrued interest and $130,683 of derivative liability resulting in a gain on settlement of $11,906.

On November 30, 2020, the Company issued 3,000,000 common shares with a fair value of $765,000 to directors of the Company for consulting services.

On December 15, 2020, the Company issued 6,500,000 common shares with a fair value of $1,365,000 for consulting services.

On December 23, 2020, the Company issued 6,000,000 common shares with a fair value of $6,480,000 for consulting services.

On December 29, 2020, the Company issued 14,400,000 common shares with a fair value of $20,160,000 for consulting services.

During the six months ended December 31, 2020, the Company issued 60,625,000 units for proceeds of $2,450,000 received during the year ended June 30, 2020. Each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.075 per share until October 31, 2024.

During the six months ended December 31, 2020, the Company issued 12,381,562 common shares for the exercise of cashless warrants. The fair value of $12,381 for the warrants exercised was transferred to common shares from additional paid-in capital.

10. Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, June 30, 2020	8,603,112	0.14
Issued	71,016,000	0.13
Exercised	(4,361,112)	0.13

Balance, December 31, 2020	75,258,000	0.13

Additional information regarding share purchase warrants as of December 31, 2020, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)
0.075	51,500,000	2.62
0.10	1,000,000	0.03
0.25	22,516,000	0.9
0.50	242,000	0.0

	75,258,000	3.55

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

11. Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2020 through the date these financial statements were issued and noted the following:

(a)On January 19, 2021, the Company issued 486,451 common shares for past legal fees. The fair value of $35,000 has been included in share subscriptions received as of December 31, 2020.

(b)On February 3, 2021, the Company issued 3,200,000 common shares pursuant to conversion of 40,000 Series C preferred shares.

(c)On February 5, 2021, the Company issued 69,252 common shares pursuant to a rental agreement with purchase option dated February 24, 2019 for the sale of real property situate at 601 S Main Street, City of Tonopah, County of Nye, State of Nevada. These common shares have been held in escrow until title is transferred to the Company.

(d)On February 10, 2021, the Company issued 175,958 common shares pursuant to the conversion of $138,378 of convertible notes payable and $2,388 of accrued interest dated July 27, 2020.

(e)On February 10, 2021, the Company issued 408,271 common shares pursuant to the conversion of $312,000 of convertible notes payable and $14,617 of accrued interest dated August 14, 2020.

(f)On February 10, 2021, the Company issued 379,441 common shares pursuant to the conversion of $302,500 of convertible notes payable and $1,053 of accrued interest dated September 29, 2020.

(g)On February 10, 2021, the Company issued 437,109 common shares pursuant to the conversion of $340,000 of convertible notes payable and $9,688 of accrued interest dated October 20, 2020.

(h)Subsequent to the period ended December 31, 2020, the Company issued 15,426,974 common shares for the exercise of warrants.

(i)Subsequent to the period ended December 31, 2020, the Company issued 4,250,000 common shares to a third party pursuant to a share purchase agreement dated October 20, 2020. Proceeds of $3,045,869 have been received as of February 10, 2021.

(j)Subsequent to the period ended December 31, 2020, the Company has fully paid off the remaining balance of the finance loan agreement relating to the acquisition of a company vehicle. Refer to Note 8(a).

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

RESULTS OF OPERATIONS

American Battery Metals Corp. (“ABMC”) has not realized any revenue from battery recycling or from its prior exploration activities on the Nye County property and is unsure when it shall be able to produce any revenue from such activities. ABMC’s ability to generate revenue is dependent on its ability to secure sufficient capital to fund its business operations.

Results of Operations

Revenues

During the three and six months ended December 31, 2020 and 2019, the Company has not realized any revenues.

Expenses

Three Months Ended December 31, 2020 and 2019

During the three months ended December 31, 2020, the Company incurred $30,273,236 of operating expenses compared to $1,083,131 of operating expenses during the three months ended December 31, 2019. Overall, the increase in operating expense was due to the fact that the Company issued 29,900,000 common shares for consulting services with a fair value of $28,770,000 during the three months ended December 31, 2020 compared with the issuance of 5,560,000 common shares with a fair value of $233,520 for consulting services during the three months ended December 31, 2019. Of the remaining operating expenses not related to share-based compensation of $1,503,536, the expenditures were higher than the prior period amount of $849,611 due to an increase in general and administrative expense as the overall level of day-to-day operating costs increased including increases in payroll and benefits expense as the Company required more staffing compared to prior year.

In addition to operating expenses, the Company incurred other income and expense of $5,430,909 during the three months ended December 31, 2020 compared to $1,864,934 during the three months ended December 31, 2019. The increase was due to a higher loss relating to the change in fair value of the derivative liability of $6,244,285 compared to $876,960 during the three months ended December 31, 2019 due to the fact that the Company experienced a larger volatility or spread in its share price at December 31, 2020 which resulted in a larger value attributed to the conversion feature of the Company’s outstanding convertible debentures for the period. In addition, the Company recorded a gain on the settlement of debt of $1,850,178 for the three months ended December 31, 2020 compared to $127,863 during the three months ended December 31, 2019 due in large part to the fact that the Company was successful in raising financing proceeds from the issuance of common shares which resulted in the Company repaying some outstanding convertible debentures resulting in the reversal of the fair value of the derivative liability. Overall, the Company recorded accretion and interest expense of $837,953 during the three months ended December 31, 2020 compared to $1,119,583 during the three months ended December 31, 2019 and the decrease was due to the repayment of various convertible debentures resulting in lower accretion and interest costs incurred during the current period. As part of the repayment of convertible debentures during the period, the Company incurred financing and early payment penalty costs of $190,980.

Net Loss

During the three months ended December 31, 2020, the Company incurred a net loss of $35,704,145 or $0.08 loss per share compared to a net loss of $2,948,065 or $0.02 loss per share during the three months ended December 31, 2019. The increase in the net loss is due to the fact that the Company had more general and administrative costs due to increases in share-based compensation, but was offset by the fact that the Company recorded a larger gain on settlement of debt in the current year due to an increase in the number of debt settlements which included the elimination of the derivative liability.

Six Months Ended December 31, 2020 and 2019

During the six months ended December 31, 2020, the Company incurred $32,686,329 of operating expenses compared to $2,477,768 of operating expenses during the six months ended December 31, 2019. Overall, the increase in operating expense was due to the fact that the Company issued 43,140,000 common shares for consulting services with a fair value of $30,352,270 during the six months ended December 31, 2020 compared to the issuance of 9,210,000 common shares with a fair value of $924,020 for consulting services during the six months ended December 31, 2019.  Of the remaining operating expenses not related to share-based compensation of $2,334,359, the expenditures were higher than the prior period amount of $2,244,248 due to an increase in general and administrative expense as the overall level of day-to-day operating costs increased including increases in payroll and benefits expense as the Company required more staffing compared to prior year.

In addition to operating expenses, the Company incurred other income and expense of $6,169,025 during the six months ended December 31, 2020 compared to $2,941,795 during the six months ended December 31, 2019.  The increase was due to a higher loss relating to the change in fair value of the derivative liability of $7,018,171 compared to $939,514 during the six months ended December 31, 2019 due to the fact that the Company experienced a larger volatility or spread in its share price at December 31, 2020 which resulted in a larger value attributed to the conversion feature of the Company’s outstanding convertible debentures for the period.  In addition, the Company recorded a gain on the settlement of debt of $3,462,611 for the six months ended December 31, 2020 compared to $214,050 during the six months ended December 31, 2019 due in large part to the fact that the Company was successful in raising financing proceeds from the issuance of common shares which resulted in the Company repaying some outstanding convertible debentures resulting in the reversal of the fair value of the derivative liability.  Overall, the Company recorded accretion and interest expense of $2,200,500 during the six months ended December 31, 2020 which was consistent to the six months ended December 31, 2019 amount of $2,220,077.  As part of the repayment of convertible debentures during the period, the Company incurred financing and early payment penalty costs of $405,096.

Net Loss

During the six months ended December 31, 2020, the Company incurred a net loss of $38,855,354 or $0.09 loss per share compared to a net loss of $5,419,563 or $0.04 loss per share during the six months ended December 31, 2019. The increase in the net loss is due to the fact that the Company had more general and administrative costs due to increases in share-based compensation, but was offset by the fact that the Company recorded a larger gain on settlement of debt in the current year due to an increase in the number of debt settlements which included the elimination of the derivative liability.

Liquidity and Capital Resources

At December 31, 2020, the Company had cash of $403,654 and total assets of $1,607,342 compared to cash of $829,924 and total assets of $1,161,314 as at June 30, 2020. The decrease in cash is due to the fact that the Company incurred more operating costs as it had more general and administrative expense and payroll expense due to the increase in staffing during the current year compared to the prior year. The Company’s cash flow is supported by its financing activities, as it received $3,608,250 of financing from private placements and $1,350,000 of proceeds from convertible debentures during the period ended December 31, 2020 less repayments of convertible debentures of $1,761,397. The increase in total assets is due to the purchase of land in Nevada for $907,380 during the period ended December 31, 2020 offset by the use of cash for operating activities during the period.

The Company had total current liabilities of $7,849,504 at December 31, 2020 compared to $5,795,170 at June 30, 2020. The increase in liabilities is due to an increase in the derivative liability from $4,519,654 at June 30, 2020 to $6,669,330 at December 31, 2020 as the Company’s share price during the current period was more volatile than the prior year which resulted in a larger spread between the fair value of the Company’s common share and the discounted variable conversion rate of the convertible debenture and hence, a larger fair value in the carrying amount of the conversion feature embedded into the convertible debentures. As at December 31, 2020, the Company had total face value of convertible debt outstanding of $1,092,878 compared to total face value of convertible debt of $2,211,200 as at June 30, 2020. The decrease in the face value of outstanding convertible debentures was due to the repayment of numerous convertible notes during the period by management as they used the proceeds from the issuance of common shares and Series C preferred shares to repay outstanding debt obligations.

As at December 31, 2020, the Company had a working capital deficit of $7,238,396 compared to a working capital deficit of $4,727,912 at June 30, 2020. The increase in the working capital deficit was due to the overall increase in the fair value of the derivative liability relating to the conversion feature on the convertible note payable offset by decreases in the settlement of outstanding convertible notes payable. Trade accounts payable and accrued liabilities were lower by $67,417 and due to timing differences between recognition of costs and the repayment of obligations on a period-by-period basis.

During the period ended December 31, 2020, the Company issued 43,140,000 common shares for services with a fair value of $30,352,270, issued 21,284,971 common shares with a fair value of $2,585,467 to convert outstanding notes payable and accrued interest, issued 60,625,000 common shares in a private placement for $2,450,000 (which was received during the year ended June 30, 2020), and issued 12,381,562 common shares for the exercise of cashless share purchase warrants that were previously issued to note holders as an inducement for the convertible note proceeds. In addition, the Company issued 200,000 Series A preferred shares with a par value of $200 to officers and directors during the period for compensation and 241,450 Series C preferred shares at $10.00 per share for proceeds of $2,414,500 and 40,000 Series C preferred shares to settle outstanding convertible debt and accrued interest of $400,000.

As at December 31, 2020 and June 30, 2020, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the six months ended December 31, 2020, the Company used $2,710,958 of cash for operating activities as compared to $1,441,930 during the six months ended December 31, 2019. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities, including $3,608,250 from share subscriptions, which allowed them to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the six months ended December 31, 2020, the Company incurred $907,380 for the purchase of land in Nevada and $4,785 for the purchase of equipment. The Company did not have any investing activities during the six months ended December 31, 2019.

Cash from Financing Activities

During the six months ended December 31, 2020, the Company received $3,196,853 of financing, which included $3,608,250 from subscription proceeds related to a private placement of units, $1,350,000 of funding from the issuance of convertible notes payable less repayments of $1,761,397 on the convertible notes during the period. Comparatively, for the six months ended December 31, 2019, the Company received $1,444,803 of funding from financing activities which included $1,382,500 from the issuance of convertible notes payable less repayments of $212,697, and proceeds from private placement of $275,000.

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

As of December 31, 2020, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were not effective as of December 31, 2020.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 20, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $340,000 with a purchase price of $332,500 to GS Capital Partners, LLC. The note is due October 20, 2021. The holder shall have the right from time to time, and at any time to convert all or any amount of the outstanding and unpaid principal amount of the note into fully paid and non-assessable shares of common stock. The conversion price shall be a fixed price of $0.10 per share. The note may be prepaid until 180 days from the issuance date at a price of 108% - 128% of the face amount plus any accrued interest as of the date of prepayment. The default rate on the note is 24% per annum.

On November 30, 2020, the Company issued 3,000,000 common shares with a fair value of $765,000 to directors of the Company for consulting services.

On December 15, 2020, the Company issued 6,500,000 common shares with a fair value of $1,365,000 for consulting services.

On December 23, 2020, the Company issued 6,000,000 common shares with a fair value of $6,480,000 for consulting services.

On December 29, 2020, the Company issued 14,400,000 common shares with a fair value of $20,160,000 for consulting services

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock at $50,000 per unit for proceeds of $2,414,500. Each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into eighty shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until December 31, 2023.

In addition, the Company issued 8 units of Series C Preferred Stock with a fair value of $400,000 for the conversion of $381,622 of note payable and $18,378 of accrued interest.

From October 1, 2020 through December 31, 2020, the Company issued 7,326,430 common shares for the exercise of cashless warrants.

From October 1, 2020 through December 31, 2020, the Company issued 6,131,656 common shares for the conversions of $321,548 in principal of convertible notes and $19,707 of accrued interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

As of February 8, 2021, the Company no longer had any variable convertible notes outstanding. The Company believes that going forward it shall be able to finance its business operations from more traditional sources.

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated October 20, 2020	X
10.2	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated October 20, 2020	X
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	INS XBRL Instant Document.	X
101	SCH XBRL Taxonomy Extension Schema Document	X
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	X
101	LAB XRBL Taxonomy Label Linkbase Document	X
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	X
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: February 16, 2021	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer, Chief Financial Officer