Form 10-Q/A
period 2020-12-31
AMERICAN BATTERY METALS CORP
filed 2021-04-28
CIK 1576873

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
(Registrant’s telephone number)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 26, 2021 were 556,376,046.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, as originally filed with the Securities and Exchange Commission on February 16, 2021 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, and 32.1 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended December 31, 2020 erroneously reflected a stock issuance that was characterized as a consulting payment which was in fact a common stock share purchase in the amount of $1,200,000. There were no changes to the assets and liabilities on our balance sheet or the number of common shares outstanding as of December 31, 2020. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

2

AMERICAN BATTERY METALS CORPORATION

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that can be expected for the year ending June 30, 2021.

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2020 $	June 30, 2020 $
	(Restated – Note 11)
ASSETS
Current assets
Cash	403,654	829,924
Prepaid expenses	207,454	237,334
Total current assets	611,108	1,067,258

Investment in joint venture	35,250	35,250
Property and equipment	960,984	58,806
Total assets	1,607,342	1,161,314

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	447,421	514,838
Due to related parties	200,646	624,949
Derivative liability	6,669,330	4,519,654
Notes payable, net of unamortized discount of $569,705 and $2,084,051, respectively	523,173	127,149
Current portion of loans payable	8,934	8,580
Total current liabilities	7,849,504	5,795,170

Loans payable	301,509	306,648
Total liabilities	8,151,013	6,101,818

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock Authorized: 1,000,000 preferred shares, par value of $0.001 per share Issued and outstanding: 500,000 and 300,000 preferred shares, respectively	500	300

Series C Preferred Stock Authorized: 1,000,000 preferred shares, par value of $10 per share Issued and outstanding: 281,450 and 0 preferred shares, respectively	2,814,500	–

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share Issued and outstanding: 502,622,746 and 365,191,213 common shares, respectively	502,622	365,191

Additional paid-in capital	84,517,981	55,452,951

Share subscriptions received	35,000	2,450,000

Share subscriptions receivable	(6,250)	–

Accumulated deficit	(94,408,024)	(63,208,946)

Total stockholders’ deficit	(6,543,671)	(4,940,504)

Total liabilities and stockholders’ deficit	1,607,342	1,161,314

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31, 2020 $	For the three months ended December 31, 2019 $	For the six months ended December 31, 2020 $	For the six months ended December 31, 2019 $

	(Restated – Note 11)		(Restated – Note 11)
Operating expenses

Exploration costs	2,902	11,311	109,699	334,679
General and administrative	22,614,058	1,071,820	24,920,354	2,143,089

Net loss from operations	(22,616,960)	(1,083,131)	(25,030,053)	(2,477,768)

Other income (expense)

Accretion and interest expense	(837,953)	(1,119,583)	(2,200,500)	(2,220,077)
Change in fair value of derivative liability	(6,244,285)	(876,960)	(7,018,171)	(939,514)
Gain on settlement of debt	1,850,178	127,863	3,462,611	214,050
Financing cost	(190,980)	–	(405,096)	–
Other income	–	3,746	–	3,746
Other expense	(7,869)	–	(7,869)	–

Total other income (expense)	(5,430,909)	(1,864,934)	(6,169,025)	(2,941,795)

Net loss	(28,047,869)	(2,948,065)	(31,199,078)	(5,419,563)
Net loss per share, basic and diluted	(0.06)	(0.02)	(0.07)	(0.04)
Weighted average shares outstanding, basic and diluted	462,276,476	150,474,502	453,644,098	137,016,722

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Share subscriptions		Accumulated	Total Stockholders’
	Number	Amount $	Number	Amount $	Number	Amount $	Capital $	Received $	Receivable $	Deficit $	Deficit $

Balance, June 30, 2020	300,000	300	–	–	365,191,213	365,191	55,452,951	2,450,000	–	(63,208,946)	(4,940,504)

Shares issued for services	200,000	200	–	–	31,140,000	31,140	22,581,130	35,000	–	–	22,647,470

Shares issued for exercise of warrants	–	–	–	–	12,381,562	12,381	(12,381)	–	–	–	–

Shares issued from private placement	–	–	241,450	2,414,500	60,625,000	60,625	2,389,375	(2,450,000)	(6,250)	–	2,408,250

Shares issued pursuant to note conversion	–	–	40,000	400,000	21,284,971	21,285	2,564,182	–	–	–	2,985,467

Shares issued pursuant to share purchase agreement	–	–	–	–	12,000,000	12,000	1,188,000	–	–	–	1,200,000

Share purchase warrants issued	–	–	–	–	–	–	83,724	–	–	–	83,724

Beneficial conversion feature on convertible debts	–	–	–	–	–	–	271,000	–	–	–	271,000

Net loss for the period	–	–	–	–	–	–	–	–	–	(31,191,209)	(31,191,209)

Dividends declared	–	–	–	–	–	–	–	–	–	(7,869)	(7,869)

Balance, December 31, 2020 (Restated – Note 11)	500,000	500	281,450	2,814,500	502,622,746	502,622	84,517,981	35,000	(6,250)	(94,408,024)	(6,543,671)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-In	Share	Accumulated	Total Stockholders’
	Number	Amount $	Number	Amount $	Capital $	Subscriptions $	Deficit $	Deficit $
Balance, June 30, 2019	–	–	116,234,968	116,235	42,849,297	–	(47,419,040)	(4,453,508)

Issuance of preferred shares	300,000	300	–	–	(300)	–	–	–

Shares issued for services	–	–	9,210,000	9,210	914,810	–	–	924,020

Shares issued pursuant to note conversion	–	–	42,347,922	42,347	2,578,142	–	–	2,620,489

Shares issued for warrant exercise	–	–	2,996,985	2,997	(2,997)	–	–	–

Share subscriptions received	–	–	–	–	–	275,000	–	275,000

Share purchase warrants issued	–	–	–	–	94,786	–	–	94,786

Net loss for the period	–	–	–	–	–	–	(5,419,563)	(5,419,563)

Balance, December 31, 2019	300,000	300	170,789,875	170,789	46,433,738	275,000	(52,838,603)	(5,958,776)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended December 31, 2020 $	For the six months ended December 31, 2019 $
	(Restated – Note 11)
Operating Activities
Net loss	(31,199,078)	(5,419,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	2,111,346	1,911,522
Change in fair value of derivative liability	7,018,171	939,514
Depreciation	5,202	–
Dividends declared	7,869
Discount on convertible notes payable	73,499	297,318
Gain on settlement of debt	(3,462,611)	(214,050)
Shares issued for services	22,647,470	924,020
Warrants issued	83,724	94,786
Changes in operating assets and liabilities:
Prepaid expenses	29,880	(8,788)
Accounts payable and accrued liabilities	397,873	233,294
Due to related parties	(424,303)	(199,983)

Net Cash Used In Operating Activities	(2,710,958)	(1,441,930)

Investing Activities
Acquisition of equipment	(4,785)	–
Acquisition of land	(907,380)	–

Net Cash Used In Investing Activities	(912,165)	–

Financing Activities
Proceeds from issuance of convertible notes payable	1,350,000	1,382,500
Repayment of convertible note payable	(1,761,397)	(212,697)
Proceeds from private placement and share purchase agreement	3,608,250	275,000

Net Cash Provided By Financing Activities	3,196,853	1,444,803

Change in Cash	(426,270)	2,873
Cash – Beginning	829,924	16,690

Cash – End	403,654	19,563

Supplemental disclosures:
Interest paid	63,216	8,966
Income taxes paid	–	–

Non-cash investing and financing activities:
Discount on convertible debenture	275,000	1,654,836
Original issuance discount on convertible debentures	51,000	44,700
Beneficial conversion feature on convertible debentures	271,000	–
Common shares issued for conversion of debt	2,585,467	2,620,489
Preferred shares issued for conversion of debt	400,000	–

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2020, the Company has not earned any revenue, has a working capital deficit of $7,238,396, and an accumulated deficit of $94,408,024. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

(b) Principles of Consolidation

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

3. Convertible Notes Payable

	December 31, 2020 $	June 30, 2020 $
Eagle Equities, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 60% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $137,038)	–	10,212

GS Capital Partners, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 40% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $134,584)	–	12,666

GS Capital Partners, LLC, $177,200 on February 7, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on February 7, 2021, convertible into common stock at 60% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $165,770)	–	11,430

Power Up Lending Group Ltd., $83,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on December 1, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $76,662)	–	6,338

Crown Bridge Partners, LLC, $75,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on February 14, 2021, convertible into common stock at 65% of the lower of the lowest closing bid or the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $70,577)	–	4,423

BHP Capital NY Inc., $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $103,282)	–	6,718

Jefferson Street Capital, LLC, $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) the lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $103,818)	–	6,182

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

	December 31, 2020 $	June 30, 2020 $
Odyssey Capital, LLC, $220,000 on February 19, 2020, unsecured, bears interest at 10% per annum, due on February 19, 2021 convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $205,226)	–	14,774

GS Capital Partners, LLC, $520,000 on March 17, 2020, unsecured, bears interest at 10% per annum, due on March 17, 2021, convertible into common stock at 63% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $478,979)	–	41,021

Power Up Lending Group Ltd., $78,000 on April 6, 2020, unsecured, bears interest at 12% per annum which increases to 22% per annum on default, due on April 6, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $75,816)	–	2,184

Adar Alef, LLC, $110,000 on April 7, 2020, unsecured, bears interest at 10% per annum, due April 7, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $107,464)	–	2,536

Auctus Fund, LLC, $150,000 on April 10, 2020, unsecured, bears interest at 10% per annum which increases to 24% per annum on default, due on April 10, 2021, convertible into common stock at 68% of the lowest trading in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $146,667)	–	3,333

Power Up Lending Group Ltd., $43,000 on April 21, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on April 21, 2021, convertible into common stock at 61% of the lowest trading price during the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $42,176)	–	824

Black Ice Advisors, LLC, $115,500 on April 22, 2020, unsecured, bears interest at 10% per annum, due on April 22, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $113,318)	–	2,182

Efrat Investments, LLC, $125,000 on April 23, 2020, unsecured, bears interest at 10% per annum, due on April 23, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $122,674)	–	2,326

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

3. Convertible Notes Payable (continued)

	December 31, 2020 $	June 30, 2020 $
GS Capital Partners, LLC, $520,000 on July 27, 2020, unsecured, bears interest at 10% per annum, due on October 27, 2021 convertible into common stock at 1) fixed price of $0.25 per share during the first 6 months this note is in effect; and 2) 64% of the lowest trading price for the twenty trading days prior to conversion after the 6th monthly anniversary of the note, unamortized discount of $10,000 (June 30, 2020 - $nil)	128,378	–

GS Capital Partners, LLC, $312,000 on August 14, 2020, unsecured, bears interest at 10% per annum, due on August 14, 2021, convertible into common stock at 1) fixed price of $0.25 per share during the first 6 months this note is in effect; and 2) 64% of the lowest trading price for the twenty trading days prior to conversion after the 6th monthly anniversary of the note, unamortized discount of $6,000 (June 30, 2020 - $nil)	306,000	–

Jefferson Street Capital, LLC, $302,500 on September 29, 2020, unsecured, bears interest at 1% per annum which increases to 22% per annum on default, due on March 29, 2021, convertible into common stock at the lesser of 1) 70% of the lowest trading price for the ten trading days prior to the issue date of this note or; 2) 70% of the lowest trading price for the ten trading days prior to conversion, unamortized discount of $300,525 (June 30, 2020 - $nil)	1,975	–

GS Capital Partners, LLC, $340,000 on October 20, 2020, unsecured, bears interest at 10% per annum, due on October 20, 2021, convertible into common stock at a fixed price of $0.10 per share, unamortized discount of $253,180 (June 30, 2020 - $nil)	86,820

	523,173	127,149

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

4. Property and Equipment (continued)

	Vehicle $	Land $	Total $
Cost:

Balance, June 30, 2020	61,916	–	61,916
Additions	–	907,380	907,380

Balance, December 31, 2020	61,916	907,380	969,296

Accumulated Depreciation:

Balance, June 30, 2020	3,110	–	3,110
Additions	5,202	–	5,202

Balance, December 31, 2020	8,312	–	8,312

Carrying Amounts:

Balance, June 30, 2020	58,806	–	58,806
Balance, December 31, 2020	53,604	907,380	960,984

5. Related Party Transactions

(a)	As of December 31, 2020, the Company owes $120,146 (June 30, 2020 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As of December 31, 2020, the Company owes $85,500 (June 30, 2020 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As of December 31, 2020, there is $5,000 (June 30, 2020 - $388,577 owed to) owing from the Chief Executive Officer. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	As of December 31, 2020, the Company owes $nil (June 30, 2020– $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

The following inputs and assumptions were used to value the derivative liabilities outstanding at December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
Expected volatility	158-208%	158-240%
Risk free rate	0.12-0.14%	0.16%
Expected life (in years)	0.25-1.0	0.5-1.0

A summary of the activity of the derivative liability is shown below:

$
Balance, June 30, 2020	4,519,654
Derivative additions associated with convertible notes	275,000
Adjustment for conversion/prepayment	(5,143,495)
Mark-to-market adjustment	7,018,171

Balance, December 31, 2020	6,669,330

8. Loans Payable

(a)	On January 27, 2020, the Company entered into a finance loan agreement relating to the acquisition of a company vehicle. Under the terms of the finance loan, the Company will make monthly installment payments of $1,089 at a finance loan interest rate of 7.99% per annum, which is due in February 2026. As of December 31, 2020, the Company owed $54,451 (June 30, 2020 - $59,236) on the finance loan, including $8,934 (June 30, 2020 - $8,580) which is due in the next twelve months. The remaining balance has been fully paid off subsequent to the period ended December 31, 2020. Refer to Note 12.

(b)	On May 7, 2020, the Company received $255,992 from the U.S. Small Business Administration as part of the Coronavirus Aid Relief and Economic Security (“CARES”) Act Paycheck Protection Program. The amounts are unsecured, bears interest at 1% per annum commencing on November 7, 2020, and is due on May 7, 2022. Funds from these loans may be used for payroll, rent, utilities and other qualifying expenses. The terms of the loans provide that certain amounts may be forgiven if the funds are used for qualifying expenses as described in the CARES Act.

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

Series C Preferred Stock

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock at $50,000 per unit for proceeds of $2,414,500. Each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into eighty shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until December 31, 2023. Each holder is entitled to receive a non-cumulative dividend at 8% per annum at the rate per share. The dividend shall be payable at the Company’s option either in cash or in common shares of the Company. If paid in Common Shares, the Company shall pay to the holders the number of Common Shares equal to the dividend amount divided by the Stated Value and then multiplied by eighty. The investors in the Series C Preferred Stock are all independent investors except for 2,500 shares of Series C Preferred Stock purchased by our chief resource officer.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

9. Share Capital (continued)

On October 6, 2020, the Company entered into a Purchase Agreement (the “Agreement”) with Tysadco Partners LLC, a Delaware limited company (“Tysadco”). Pursuant to the Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by Tysadco. The Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $250,000 in common stock per sale or 200% of the average shares traded for the 10 days prior to the closing request date, at a purchase price of 85% of the of the two lowest individual daily VWAPs during the five (5) trading days commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $25,000. During the six months ended December 31, 2020, the Company issued 12,000,000 common shares for proceeds of $1,200,000 and another 500,000 common shares with a fair value of $105,000 as a commitment fee.

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

10. Share Purchase Warrants

	Number of warrants	Weighted average exercise price $
Balance, June 30, 2020	8,603,112	0.14
Issued	71,516,000	0.13
Exercised	(4,361,112)	0.13

Balance, December 31, 2020	75,758,000	0.13

Additional information regarding share purchase warrants as of December 31, 2020, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.075	51,500,000	2.61
0.10	1,000,000	0.03
0.15	500,000	0.03
0.25	22,516,000	0.89
0.50	242,000	0.00

	75,758,000	3.56

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

11. Restatement

The Company has restated its consolidated financial statements as at December 31, 2020 and for the three and six months then ended to reflect adjustments related to 500,000 share purchase warrants issued in connection with the $340,000 convertible debt issued on October 20, 2020 and 12,000,000 common shares issued for $1.2 million cash subscription but were incorrectly recorded as consulting fees. This restatement resulted in a decrease in net loss of $7,656,276 for the three and six months ended December 31, 2020, and a decrease in loss per share by $0.02 per share for each of the three and six months ended December 31, 2020.

The impact of the restatement as at December 31, 2020 and for the three and six months ended December 31, 2020 is summarized below:

Consolidated Balance Sheet

	As at December 31, 2020
	As reported $	Adjustment $	As restated $
Stockholders’ Deficit

Additional paid-in capital	90,974,257	(6,456,276)	84,517,981

Share subscription received	1,235,000	(1,200,000)	35,000

Deficit	(102,064,300)	7,656,276	(94,408,024)

Total Stockholders’ Deficit	(6,543,671)	–	(6,543,671)

Consolidated Statement of Operations

	Three Months Ended December 31, 2020
	As reported $	Adjustment $	As restated $
Expenses

General and administrative	30,270,334	(7,656,276)	22,614,058

Net loss from operations	(30,273,236)	7,656,276	(22,616,960)

Net loss	(35,704,145)	7,656,276	(28,047,869)

Net loss per share, basic and diluted	(0.08)	0.02	(0.06)

	Six Months Ended December 31, 2020
	As reported $	Adjustment $	As restated $
Expenses

General and administrative	32,576,630	(7,656,276)	24,920,354

Net loss from operations	(32,686,329)	7,656,276	(25,030,053)

Net loss	(38,855,354)	7,656,276	(31,199,078)

Net loss per share, basic and diluted	(0.09)	0.02	(0.07)

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

11. Restatement (continued)

Consolidated Statement of Stockholders’ Deficit

	Six Months Ended December 31, 2020
	As reported $	Adjustment $	As restated $

Shares issued for services	30,387,470	(7,740,000)	22,647,470

Shares issued pursuant to share purchase agreement	–	1,200,000	1,200,000

Share purchase warrants issued	–	83,724	83,724

Net loss for the period	(38,847,485)	7,656,276	(31,191,209)

Consolidated Statement of Cash Flows

	Six Months Ended December 31, 2020
	As reported $	Adjustment $	As restated $
Operating Activities

Net loss	(38,855,354)	7,656,276	(31,199,078)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	30,387,470	(7,740,000)	22,647,470

Warrants issued	–	83,724	83,724

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2020

(unaudited)

12. Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2020 through the date these financial statements were issued and noted the following:

(a)	On January 19, 2021, the Company issued 486,451 common shares for past legal fees. The fair value of $35,000 has been included in share subscriptions received as of December 31, 2020.

(b)	On February 3, 2021, the Company issued 3,200,000 common shares pursuant to conversion of 40,000 Series C preferred shares.

(c)	On February 5, 2021, the Company issued 69,252 common shares pursuant to a rental agreement with purchase option dated February 24, 2019 for the sale of real property situate at 601 S Main Street, City of Tonopah, County of Nye, State of Nevada. These common shares have been held in escrow until title is transferred to the Company.

(d)	On February 10, 2021, the Company issued 175,958 common shares pursuant to the conversion of $138,378 of convertible notes payable and $2,388 of accrued interest dated July 27, 2020.

(e)	On February 10, 2021, the Company issued 408,271 common shares pursuant to the conversion of $312,000 of convertible notes payable and $14,617 of accrued interest dated August 14, 2020.

(f)	On February 10, 2021, the Company issued 379,441 common shares pursuant to the conversion of $302,500 of convertible notes payable and $1,053 of accrued interest dated September 29, 2020.

(g)	On February 10, 2021, the Company issued 437,109 common shares pursuant to the conversion of $340,000 of convertible notes payable and $9,688 of accrued interest dated October 20, 2020.

(h)	Subsequent to the period ended December 31, 2020, the Company issued 15,426,974 common shares for the exercise of warrants.

(i)	Subsequent to the period ended December 31, 2020, the Company issued 4,250,000 common shares to a third party pursuant to a share purchase agreement dated October 20, 2020. Proceeds of $3,045,869 have been received as of February 10, 2021.

(j)	Subsequent to the period ended December 31, 2020, the Company has fully paid off the remaining balance of the finance loan agreement relating to the acquisition of a company vehicle. Refer to Note 8(a).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expenses

Three Months Ended December 31, 2020 and 2019

During the three months ended December 31, 2020, the Company incurred $22,616,960 of operating expenses compared to $1,083,131 of operating expenses during the three months ended December 31, 2019. Overall, the increase in operating expense was due to the fact that the Company issued 27,490,000 common shares for consulting services with a fair value of $21,065,200 in fiscal 2020 compared with the issuance of 5,560,000 common shares with a fair value of $233,520 for consulting services during the three months ended December 31, 2019. Of the remaining operating expenses not related to share-based compensation of $1,503,536 the expenditures were higher than the prior period amount of $849,611 due to an increase in general and administrative expense as the overall level of day-to-day operating costs increased including increases in payroll and benefits expense as the Company required more staffing compared to prior year.

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

Net Loss

During the three months ended December 31, 2020, the Company incurred a net loss of $28,047,869 or $0.06 loss per share compared to a net loss of $2,948,065 or $0.02 loss per share during the three months ended December 31, 2019. The increase in the net loss is due to the fact that the Company had more general and administrative costs due to increases in share-based compensation, but was offset by the fact that the Company recorded a larger gain on settlement of debt in the current year due to an increase in the number of debt settlements which included the elimination of the derivative liability.

Six Months Ended December 31, 2020 and 2019

During the six months ended December 31, 2020, the Company incurred $25,030,053 of operating expenses compared to $2,477,768 of operating expenses during the six months ended December 31, 2019. Overall, the increase in operating expense was due to the fact that the Company issued 31,140,000 common shares for consulting services with a fair value of $22,647,470 in fiscal 2020 compared to the issuance of 5,560,000 common shares with a fair value of $233,520 for consulting services during the six months ended December 31, 2019. Of the remaining operating expenses not related to share-based compensation of $2,334,359, the expenditures were higher than the prior period amount of $2,244,248 due to an increase in general and administrative expense as the overall level of day-to-day operating costs increased including increases in payroll and benefits expense as the Company required more staffing compared to prior year.

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

Net Loss

During the six months ended December 31, 2020, the Company incurred a net loss of $31,199,078 or $0.07 loss per share compared to a net loss of $5,419,563 or $0.04 loss per share during the six months ended December 31, 2019. The increase in the net loss is due to the fact that the Company had more general and administrative costs due to increases in share-based compensation, but was offset by the fact that the Company recorded a larger gain on settlement of debt in the current year due to an increase in the number of debt settlements which included the elimination of the derivative liability.

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

During the period ended December 31, 2020, the Company issued 31,140,000 common shares for services with a fair value of $22,647,470, issued 21,284,971 common shares with a fair value of $2,985,467 to convert outstanding notes payable and accrued interest, issued 60,625,000 common shares in a private placement for $2,408,250 (which was received during the year ended June 30, 2020), issued 12,000,000 common shares in a share purchase agreement for proceeds of $1,200,000, and issued 12,381,562 common shares for the exercise of cashless share purchase warrants that were previously issued to note holders as an inducement for the convertible note proceeds. In addition, the Company issued 200,000 Series A preferred shares with a par value of $200 to officers and directors during the period for compensation and 241,450 Series C preferred shares at $10.00 per share for proceeds of $2,414,500 and 40,000 Series C preferred shares to settle outstanding convertible debt and accrued interest of $400,000.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

In presenting the Company’s financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

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

In December 2020, the Company issued 500,000 common shares with a fair value of $105,000 as a commitment fee.

In December 2020, the Company issued 12,000,000 common shares for proceeds of $1,200,000 as part of a private placement.

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

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Securities Purchase Agreement by and between American Battery Metals Corporation and GS Capital Partners, LLC dated October 20, 2020		February 16, 2021	10-Q	10.1
10.2	Convertible Promissory Note of American Battery Metals Corporation in favor of GS Capital Partners, LLC dated October 20, 2020		February 16, 2021	10-Q	10.2
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: April 28, 2021	By:	/s/ Douglas D. Cole
Douglas D. Cole
Chief Executive Officer
Chairman

