Form 10-Q
period 2021-03-31
AMERICAN BATTERY METALS CORP
filed 2021-05-17
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X].	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

AMERICAN BATTERY METALS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Yes [  ] No [X]

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 13, 2021 were 564,882,727.

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

Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ending June 30, 2021.

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2021 $	June 30, 2020 $

ASSETS

Current assets

Cash	6,949,269	829,924
Prepaid expenses	489,366	237,334

Total current assets	7,438,635	1,067,258

Investment in joint venture	35,250	35,250
Property and equipment	1,162,445	58,806
Intangible assets	817,000	–

Total assets	9,453,330	1,161,314

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	635,435	514,838
Due to related parties	205,646	624,949
Derivative liability	–	4,519,654
Notes payable, net of unamortized discount of $nil and $2,084,051, respectively	–	127,149
Current portion of loans payable	–	8,580

Total current liabilities	841,081	5,795,170

Loans payable	255,992	306,648

Total liabilities	1,097,073	6,101,818

STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock Authorized: 1,000,000 preferred shares, par value of $0.001 per share Issued and outstanding: 500,000 preferred shares and 300,000 preferred shares, respectively	500	300

Series C Preferred Stock Authorized: 1,000,000 preferred shares, par value of $10 per share Issued and outstanding: 240,200 and nil preferred shares, respectively	2,402,000	–

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share Issued and outstanding: 544,868,931 and 365,191,213 common shares, respectively	544,866	365,191

Additional paid-in capital	104,710,521	55,452,951

Share subscriptions received	93,750	2,450,000

Deficit	(99,395,380)	(63,208,946)

Total stockholders’ equity (deficit)	8,356,257	(4,940,504)

Total liabilities and stockholders’ equity (deficit)	9,453,330	1,161,314

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31, 2021 $	For the three months ended March 31, 2020 $	For the nine months ended March 31, 2021 $	For the nine months ended March 31, 2020 $

Expenses

Exploration costs	211	229,335	109,910	564,014
General and administrative	6,806,803	1,786,600	31,727,157	3,929,689

Net loss from operations	(6,807,014)	(2,015,935)	(31,837,067)	(4,493,703)

Other income (expense)

Accretion and interest expense	(713,970)	(2,503,804)	(2,914,470)	(4,723,881)
Change in fair value of derivative liability	(12,637,125)	(3,558,652)	(19,655,296)	(4,498,166)
Gain (loss) on settlement of debt	15,220,668	565,405	18,683,279	779,455
Financing cost	(41)	–	(405,137)	–
Other income	1,396	–	1,396	3,746
Other expense	(51,270)	–	(59,139)	–

Total other income (expense)	1,819,658	(5,497,051)	(4,349,367)	(8,438,846)

Net loss	(4,987,356)	(7,512,986)	(36,186,434)	(12,932,549)
Net loss per share, basic and diluted	(0.01)	(0.03)	(0.08)	(0.07)
Weighted average shares outstanding, basic and diluted	506,775,985	266,995,894	476,505,278	179,486,439

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

For the nine months ended March 31, 2021

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Subscription
	Number	Amount $	Number	Amount $	Number	Amount $	Capital $	Received $	Deficit $	Total $

Balance, June 30, 2020	300,000	300	–	–	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)

Shares issued for services	200,000	200	–	–	33,650,036	33,650	27,038,312	–	–	27,072,162

Shares issued for exercise of warrants	–	–	–	–	43,097,680	43,096	488,154	–	–	531,250

Shares issued from private placement	–	–	241,450	2,414,500	60,625,000	60,625	2,389,375	(2,450,000)	–	2,414,500

Shares issued pursuant to note conversion	–	–	40,000	400,000	22,685,750	22,685	7,890,707	–	–	8,313,392

Shares issued pursuant to Series C preferred shares conversion	–	–	(41,250)	(412,500)	3,300,000	3,300	409,200	–	–	–

Shares issued pursuant to share purchase agreement	–	–	–	–	16,250,000	16,250	10,415,388	–	–	10,431,638

Shares issued pursuant to property purchase agreement	–	–	–	–	69,252	69	271,710	–	–	271,779

Share subscriptions received	–	–	–	–	–	–	–	93,750	–	93,750

Beneficial conversion feature on convertible debts	–	–	–	–	–	–	271,000	–	–	271,000

Share purchase warrants issued	–	–	–	–	–	–	83,724	–	–	83,724

Net loss for the period	–	–	–	–	–	–	–	–	(36,127,295)	(36,127,295)

Dividends declared	–	–	–	–	–	–	–	–	(59,139)	(59,139)

Balance, March 31, 2021	500,000	500	240,200	2,402,000	544,868,931	544,866	104,710,521	93,750	(99,395,380)	8,356,257

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

For the three months ended March 31, 2021

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Share subscriptions
	Number	Amount $	Number	Amount $	Number	Amount $	Capital $	Received $	Receivable $	Deficit $	Total $

Balance, December 31, 2020	500,000	500	281,450	2,814,500	502,622,746	502,622	84,517,981	35,000	(6,250)	(94,408,024)	(6,543,671)

Shares issued for services	–	–	–	–	2,510,036	2,510	4,457,182	(35,000)	–	–	4,424,692

Shares issued for exercise of warrants	–	–	–	–	30,716,118	30,715	500,535	–	–	–	531,250

Shares issued pursuant to note conversion	–	–	–	–	1,400,779	1,400	5,326,525	–	–	–	5,327,925

Shares issued pursuant to share purchase agreement	–	–	–	–	4,250,000	4,250	9,227,388	–	–	–	9,231,638

Shares issued pursuant to Series C preferred shares conversion	–	–	(41,250)	(412,500)	3,300,000	3,300	409,200	–	–	–	–

Shares issued pursuant to property purchase agreement	–	–	–	–	69,252	69	271,710	–	–	–	271,779

Share subscriptions received	–	–	–	–	–	–	–	93,750	6,250	–	100,000

Net loss for the period	–	–	–	–	–	–	–	–	–	(4,936,086)	(4,936,086)

Dividends declared	–	–	–	–	–	–	–	–	–	(51,270)	(51,270)

Balance, March 31, 2021	500,000	500	240,200	2,402,000	544,868,931	544,866	104,710,521	93,750	–	(99,395,380)	8,356,257

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

For the nine months ended March 31, 2020

	Series A Preferred Shares		Common Shares		Additional Paid-In	Share
	Number	Amount $	Number	Amount $	Capital $	Subscriptions $	Deficit $	Total $

Balance, June 30, 2019	–	–	116,234,968	116,235	42,849,297	–	(47,419,040)	(4,453,508)

Issuance of preferred shares	300,000	300	–	–	(300)	–	–	–

Shares issued for services	–	–	26,446,200	26,446	1,587,022	–	–	1,613,468

Shares issued pursuant to note conversion	–	–	181,426,905	181,426	9,580,114	–	–	9,761,540

Shares issued for warrant exercise	–	–	4,310,807	4,311	(4,311)	–	–	–

Share subscriptions received	–	–	–	–	–	1,125,000	–	1,125,000

Share purchase warrants issued	–	–	–	–	153,315	–	–	153,315

Net loss for the period	–	–	–	–	–	–	(12,932,549)	(12,932,549)

Balance, March 31, 2020	300,000	300	328,418,880	328,418	54,165,137	1,125,000	(60,351,589)	(4,732,734)

For the three months ended March 31, 2020

Balance, December 31, 2019	300,000	300	170,789,875	170,789	46,433,738	275,000	(52,838,603)	(5,958,776)

Shares issued for services	–	–	17,236,200	17,236	672,212	–	–	689,448

Shares issued pursuant to note conversion	–	–	139,078,983	139,079	7,001,975	–	–	7,141,054

Shares issued for warrant exercise	–	–	1,313,822	1,314	(1,314)	–	–	–

Share subscriptions received	–	–	–	–	–	850,000	–	850,000

Share purchase warrants issued	–	–	–	–	58,526	–	–	58,526

Net loss for the period	–	–	–	–	–	–	(7,512,986)	(7,512,986)

Balance, March 31, 2020	300,000	300	328,418,880	328,418	54,165,137	1,125,000	(60,351,589)	(4,732,734)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended March 31, 2021 $	For the nine months ended March 31, 2020 $

Operating Activities

Net loss	(36,186,434)	(12,932,549)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	2,803,429	4,280,275
Change in fair value of derivative liability	19,655,296	4,498,166
Gain on settlement of debt	(18,683,279)	(779,455)
Shares issued for services	27,072,162	1,613,468
Discount on convertible notes payable	73,500	344,583
Warrants issued	83,724	153,315
Dividends declared	59,139	–
Depreciation	7,741	–

Changes in operating assets and liabilities:

Prepaid expenses	(184,253)	(84,768)
Accounts payable and accrued liabilities	561,498	312,561
Due to related parties	(419,303)	(31,406)

Net Cash Used In Operating Activities	(5,156,780)	(2,625,810)

Investing Activities

Acquisition of water rights	(817,000)	–
Acquisition of land	(907,380)	–

Net Cash Used In Investing Activities	(1,724,380)	–

Financing Activities

Proceeds from issuance of convertible notes payable	1,350,000	2,834,450
Proceeds from exercise of share purchase warrants	531,250	–
Proceeds from share purchase agreement	10,431,638	–
Repayment of convertible notes payable	(1,761,397)	(1,067,956)
Repayment of loan payable	(59,236)	–
Proceeds from private placement	2,508,250	1,125,000

Net Cash Provided By Financing Activities	13,000,505	2,891,494

Change in Cash	6,119,345	265,684

Cash – Beginning	829,924	16,690

Cash – End	6,949,269	282,374

Supplemental disclosures:

Interest paid	63,216	46,817
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY METALS CORPORATION

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

Non-cash investing and financing activities:

Discount on convertible debenture	403,378	3,081,542
Original issuance discount on convertible debentures	51,000	129,700
Beneficial conversion feature on convertible debentures	271,000	–
Common shares issued for conversion of debt	7,913,392	9,592,907
Common shares issued for conversion of Series C preferred shares	412,500	–
Common shares issued for property purchase	271,779	–
Series C preferred shares issued for conversion of debt	400,000	–

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

1.	Organization and Nature of Operations

The accompanying condensed consolidated financial statements of American Battery Metals Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the period ended June 30, 2020, included in our Annual Report on Form 10-KT for the period ended June 30, 2020.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2021, the Company has not earned any revenue, used $5,156,780 of cash in operating activities, and has an accumulated deficit of $99,395,380. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. If the Company is able to obtain financing, there is no certainty that terms will be favorable to the Company. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The condensed consolidated financial statements and related notes of the Company have been prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL and LithiumOre Corporation (formerly Lithortech Resources Inc). All inter-company accounts and transactions have been eliminated on consolidation.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, the determination of the useful lives and recoverability of property and equipment, intangible assets, and valuation of derivative liability. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(c)	Intangible Assets

Intangible assets include water rights that are measured at cost less accumulated impairment losses. These intangible assets have been assessed with indefinite lives from the date that they are available for use, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset. Useful lives and residual values are reviewed at each financial year end and adjusted if appropriate.

These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.

3.	Convertible Notes Payable

	March 31, 2021 $	June 30, 2020 $

Eagle Equities, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 60% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $137,038)	–	10,212

GS Capital Partners, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 40% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $134,584)	–	12,666

GS Capital Partners, LLC, $177,200 on February 7, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on February 7, 2021, convertible into common stock at 60% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $165,770)	–	11,430

Power Up Lending Group Ltd., $83,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on December 1, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $76,662)	–	6,338

Crown Bridge Partners, LLC, $75,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on February 14, 2021, convertible into common stock at 65% of the lower of the lowest closing bid or the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $70,577)	–	4,423

BHP Capital NY Inc., $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $103,282)	–	6,718

Jefferson Street Capital, LLC, $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) the lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $103,818)	–	6,182

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

3.	Convertible Notes Payable (continued)

	March 31, 2021 $	June 30, 2020 $

Odyssey Capital, LLC, $220,000 on February 19, 2020, unsecured, bears interest at 10% per annum, due on February 19, 2021 convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $205,226)	–	14,774

GS Capital Partners, LLC, $520,000 on March 17, 2020, unsecured, bears interest at 10% per annum, due on March 17, 2021, convertible into common stock at 63% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $478,979)	–	41,021

Power Up Lending Group Ltd., $78,000 on April 6, 2020, unsecured, bears interest at 12% per annum which increases to 22% per annum on default, due on April 6, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $75,816)	–	2,184

Adar Alef, LLC, $110,000 on April 7, 2020, unsecured, bears interest at 10% per annum, due April 7, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $107,464)	–	2,536

Auctus Fund, LLC, $150,000 on April 10, 2020, unsecured, bears interest at 10% per annum which increases to 24% per annum on default, due on April 10, 2021, convertible into common stock at 68% of the lowest trading in the twenty trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $146,667)	–	3,333

Power Up Lending Group Ltd., $43,000 on April 21, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on April 21, 2021, convertible into common stock at 61% of the lowest trading price during the ten trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $42,176)	–	824

Black Ice Advisors, LLC, $115,500 on April 22, 2020, unsecured, bears interest at 10% per annum, due on April 22, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $113,318)	–	2,182

Efrat Investments, LLC, $125,000 on April 23, 2020, unsecured, bears interest at 10% per annum, due on April 23, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $nil (June 30, 2020 - $122,674)	–	2,326

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

3.	Convertible Notes Payable (continued)

	March 31, 2021 $	June 30, 2020 $

GS Capital Partners, LLC, $520,000 on July 27, 2020, unsecured, bears interest at 10% per annum, due on October 27, 2021 convertible into common stock at 1) fixed price of $0.25 per share during the first 6 months this note is in effect; and 2) 64% of the lowest trading price for the twenty trading days prior to conversion after the 6th monthly anniversary of the note, unamortized discount of $ nil (June 30, 2020 - $nil)	–	–

GS Capital Partners, LLC, $312,000 on August 14, 2020, unsecured, bears interest at 10% per annum, due on August 14, 2021, convertible into common stock at 1) fixed price of $0.25 per share during the first 6 months this note is in effect; and 2) 64% of the lowest trading price for the twenty trading days prior to conversion after the 6th monthly anniversary of the note, unamortized discount of $ nil (June 30, 2020 - $nil)	–	–

Jefferson Street Capital, LLC, $302,500 on September 29, 2020, unsecured, bears interest at 1% per annum which increases to 22% per annum on default, due on March 29, 2021, convertible into common stock at the lesser of 1) 70% of the lowest trading price for the ten trading days prior to the issue date of this note or; 2) 70% of the lowest trading price for the ten trading days prior to conversion, unamortized discount of $ nil (June 30, 2020 - $nil)	–	–

GS Capital Partners, LLC, $340,000 on October 20, 2020, unsecured, bears interest at 10% per annum, due on October 20, 2021, convertible into common stock at a fixed price of $0.10 per share, unamortized discount of $nil (June 30, 2020 - $nil)	–

	–	127,149

During the nine months ended March 31, 2021, the Company paid $1,824,613 (2019 - $1,114,773) for the settlement of $1,295,202 (2019 - $781,136) of outstanding principal balance of convertible notes, $63,216 (2019 - $46,817) of accrued interest, $403,938 (2019 - $nil) of financing costs, and $3,148,613 (2019 - $754,570) of derivative liabilities resulting in a gain on settlement of debt of $3,086,356 (2019 - $467,750).

4.	Property and Equipment

During the nine months ended March 31, 2021, the Company purchased land for $907,380 comprised of 12.44 acres and located at 395 Logan Lane in Fernley, Nevada. The Company will be constructing five separate building areas on this property to create a Pilot Plant campus that includes: Production Process Areas, Feedstock Sorting Area, Analytical Laboratory Spaces & Process Development Bays, a Storage Warehouse, and general Office Space.

In addition, the Company entered into a purchase agreement on January 25, 2019 at a cost of $204,000 to purchase certain real property situate in the County of Nye, State of Nevada, described as: That portion of the South Half (S1/2) of the Northeast Quarter (NE1/4) of Section 11, and the Northwest Quarter (NW1/4) and the West Half (W1/2) of the Northeast Quarter (NE1/4) of Section 12, Township 9 North, Range 57 East, M.D.B.&M. The Company has not yet completed the transaction. The 271,799 common shares included in Condensed Consolidated Statements of Cash Flows under “Common shares issued for property purchase” represent a deposit on this land purchase.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

4.	Property and Equipment (continued)

	Vehicle $	Land $	Total $

Cost:

Balance, June 30, 2020	61,916	–	61,916
Additions	–	1,111,380	1,111,380

Balance, March 31, 2021	61,916	1,111,380	1,173,296

Accumulated Depreciation:

Balance, June 30, 2020	3,110	–	3,110
Additions	7,741	–	7,741

Balance, March 31, 2021	10,851	–	10,851

Carrying Amounts:

Balance, June 30, 2020	58,806	–	58,806
Balance, March 31, 2021	51,065	1,111,380	1,162,445

5.	Intangible Assets

During the nine months ended March 31, 2021, the Company acquired 55 acre feet portion of certain beneficial interests (“Water Interests”) dedicated to the City of Fernley by that certain Water Rights Deed from three parties for $817,000. These water rights occur in the Fernley Area of Nevada Hydrographic Basin 76, and ensure the Company’s lithium-ion battery recycling pilot plant will have adequate water to operate at full capacity once construction is complete.

6.	Related Party Transactions

(a)	As of March 31, 2021, the Company owed $120,146 (June 30, 2020 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As of March 31, 2021, the Company owed $85,500 (June 30, 2020 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As of March 31, 2021, the Company owed $nil (June 30, 2020 - $388,577) to the Chief Executive Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

(d)	As of March 31, 2021, the Company owed $nil (June 30, 2020– $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

7.	Investment in Joint Venture

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

As part of the joint venture agreement, the Company issued 250,000 common shares to CINC. The joint venture is committed to acquiring a minimum amount of processing equipment, goods, accessories, and/or materials totaling: (i) $1,000,000 by October 8, 2020; (ii) $3,000,000 by October 8, 2021; (iii) $6,000,000 by October 8, 2022; and (v) $10,000,000 by October 8, 2023. In the event that the joint venture fails to meet the minimum amounts above, the Company will lose the exclusive right to market, promote and sell the processing equipment provided by CINC. To date, the joint venture has not purchased any amounts and the Company believes that it is unlikely that any amounts shall be purchased in the future. Furthermore, neither party is making any efforts towards the joint venture at this time. The Company does not expect to have any future liability regarding the joint venture.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

8.	Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the nine months ended March 31, 2021, the Company recorded a loss on the change in the fair value of derivative liability of $19,655,296 (2020 - $4,498,166). As of March 31, 2021, the Company recorded a derivative liability of $nil (June 30, 2020 - $4,519,654).

The following inputs and assumptions were used to value the derivative liabilities outstanding at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020

Expected volatility	136-286%	158-240%
Risk free rate	0.04-0.14%	0.16%
Expected life (in years)	0.2-1.0	0.5-1.0

A summary of the activity of the derivative liability is shown below:

$

Balance, June 30, 2020	4,519,654
Derivative additions associated with convertible notes	403,378
Adjustment for conversion/prepayment	(24,578,328)
Mark-to-market adjustment	19,655,296

Balance, March 31, 2021	–

9.	Loans Payable

(a)	On January 27, 2020, the Company entered into a finance loan agreement relating to the acquisition of a company vehicle. Under the terms of the finance loan, the Company will make monthly installment payments of $1,089 at an interest rate of 7.99% per annum, which is due in February 2026. On January 25, 2021, the Company repaid the remaining balance of $54,000 (June 30, 2020 - $59,236) on the finance loan.

(b)	On May 7, 2020, the Company received $255,992 from the U.S. Small Business Administration as part of the Paycheck Protection Program. The amounts are unsecured, bears interest at 1% per annum commencing on November 7, 2020, and is due on May 7, 2022.

10.	Share Capital

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001 per share, 1,000,000 shares of Series A preferred stock, with par value of $0.001 per share, and 1,000,000 shares of Series C preferred stock, with par value of $10 per share.

Series A Preferred Stock

On December 17, 2020, the Company issued 200,000 Series A Preferred Stock with a fair value of $200 to officers and directors of the Company as a management fee. On October 1, 2019, the Company had issued 300,000 Series A Preferred Stock with a fair value of $300 to directors of the company as a management fee.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

10.   Share Capital (continued)

During the nine months ended March 31, 2021, the Company converted 41,250 Series C Preferred Stock to 3,300,000 shares of common stock.

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

On January 19, 2021, the Company issued 486,451 common shares with a fair value of $702,192 for legal services.

On February 3, 2021, the Company issued 3,200,000 common shares pursuant to the conversion of 40,000 Series C Preferred Stock.

On February 5, 2021, the Company issued 69,252 common shares with a fair value of $271,779 pursuant to a rental agreement with purchase option dated February 24, 2019 for the sale of real property situate at 601 S Main Street, City of Tonopah, County of Nye, State of Nevada. These common shares have been held in escrow until title is transferred to the Company.

On February 10, 2021, the Company issued 1,400,779 common shares with a fair value of $5,327,924 for the conversion of $1,086,878 of notes payable, $26,882 of accrued interest, and $19,434,832 of derivative liability resulting in a gain on settlement of $15,220,668

On February 24, 2021, the Company issued 100,000 common shares pursuant to the conversion of 1,250 Series C Preferred Stock.

On March 5, 2021, the Company issued 2,000,000 common shares with a fair value of $3,720,000 for services, including 1,000,000 common shares issued to the CEO of the Company and 1,000,000 common shares issued to a director of the Company.

On March 31, 2021, the Company issued 23,585 common shares with a fair value of $37,500, including 4,717 common shares issued to the CEO of the Company and 18,868 common shares issued to certain directors of the Company.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

10.	Share Capital (continued)

Common Stock (continued)

During the nine months ended March 31, 2021, the Company issued 60,625,000 units for proceeds of $2,450,000 received during the year ended June 30, 2020. Each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024.

During the nine months ended March 31, 2021, the Company issued 36,947,680 common shares pursuant to the cashless exercise of share purchase warrants and 6,150,000 common shares pursuant to the exercise of share purchase warrants for total proceeds of $531,250. The fair value of $12,381 for the warrants exercised was transferred to common shares from additional paid-in capital. As of March 31, 2021, the Company has received additional $93,750 for future issuance.

On October 6, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Tysadco Partners LLC, a Delaware limited company (“Tysadco”). Pursuant to the Purchase Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock (the “Commitment”), over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by Tysadco. The Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $250,000 in common stock per sale or 200% of the average shares traded for the 10 days prior to the closing request date, at a purchase price of 85% of the of the two lowest individual daily VWAPs during the five (5) trading days commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $25,000. For the nine months ended March 31, 2021, the Company issued 16,250,000 common shares for proceeds of $10,431,638 and issued another 500,000 commitment shares with a fair value of 105,000.

11.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, June 30, 2020	8,603,112	0.14
Issued	71,516,000	0.13
Exercised	(36,253,112)	0.13

Balance, March 31, 2021	43,866,000	0.13

Additional information regarding share purchase warrants as of March 31, 2021, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.075	29,750,000	2.43
0.15	500,000	0.05
0.25	13,616,000	0.85

	43,866,000	3.33

12.	Subsequent Events

(a)	On April 5, 2021, the Company issued 200,000 common shares pursuant to the conversion of 2,500 Series C preferred shares.

(b)	On April 9, 2021, the Company issued 9,072,886 common shares for 10,600,000 cashless exercise of warrants.

(c)	On April 12, 2021, the Company issued 400,000 common shares pursuant to the conversion of 5,000 Series C preferred shares.

AMERICAN BATTERY METALS CORPORATION

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2021

(unaudited)

12. Subsequent Events (continued)

(d)	On April 16, 2021, the Company entered into a share purchase agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”). Pursuant to the agreement, Tysadco is committed to purchase, subject to certain restrictions and conditions, up to $75,000,000 worth of the Company’s common stock, over a period of 24 months. In connection with this agreement, the Company issued 750,000 shares of restricted common stock as commitment fee. Subsequent to the signing of the agreement, the Company issued 500,000 common shares for proceeds of $591,813 related to the prior share purchase agreement entered into with Tysadco in October, 2020.

(e)	On April 16, 2021, the Company entered into a purchase and sale agreement with D.L.G Associates, LLC whereby the Company agreed to pay $2,172,750 for 172.82-acre feet of certain water rights.

(f)	On April 28, 2021, the Company filed a prospectus for 9,090,910 shares of common stock at $1.65 for gross proceeds of $15,000,001. In connection with the prospectus, the Company incurred 7% placement Agents’ fees, $250,000 legal fees, and issued 272,727 Agents’ warrants. Each Agent’s warrant is exercisable into one share of the common stock at a price of $1.815 per share until April 28, 2026.

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

RESULTS OF OPERATIONS

American Battery Metals Corp. (“ABMC” or the “Company”) has not realized any revenue from its exploration activities on the Nye County property and it is extremely doubtful that the mineral property will be able to produce any revenue for many years. Without an ore reserve ABMC cannot seek substantial investors to further fund the Company so that production can be achieved. Not until commercial production is realized will ABMC have any chance of recognizing any form of revenue.

Results of Operations

Revenues

During the three and nine months ended March 31, 2021 and 2020, the Company did not realize any revenues.

Expenses

Three Months Ended March 31, 2021 and 2020

During the three months ended March 31, 2021, the Company incurred $6,807,014 of operating expenses compared to $2,015,935 of operating expenses during the three months ended March 31, 2020. Overall, the increase in operating expense was due to the fact that the Company issued 2,510,036 common shares for consulting services with a fair value of $4,424,692 during the three months ended March 31, 2021, compared with the issuance of 17,236,200 common shares with a fair value of $689,448 for consulting services during the three months ended March 31, 2020. The remaining operating expenses of $2,382,322 not related to share-based compensation was higher than the prior period amount of $1,326,487 due to an increase in general and administrative expense as the overall level of day-to-day operating costs increased including increases in payroll and benefits expense as the Company required more staffing as compared to the prior year.

In addition to operating expenses, the Company incurred other income and expense of $1,819,658 during the three months ended March 31, 2021 compared to $5,497,051 during the three months ended March 31, 2020. The decrease was due to a gain on the settlement of debt of $15,220,668 for the three months ended March 31, 2021 compared to a gain of $565,405 during the three months ended March 31, 2020 due in large part to the fact that the Company was successful in raising financing proceeds from the issuance of common shares which resulted in the Company repaying some outstanding convertible debentures resulting in the reversal of the fair value of the derivative liability. This was offset by a loss from change in fair value of the derivative liability of $12,637,125 during the three months ended March 31, 2021 compared to a loss of $3,558,652 during the three months ended March 31, 2020 due to the fact that the Company experienced a larger volatility or spread in its share price at March 31, 2021 which resulted in a larger value attributed to the conversion feature of the Company’s outstanding convertible debentures for the period. In addition, the Company recorded accretion and interest expense of $713,970 during the three months ended March 31, 2021 compared to $2,503,804 during the three months ended March 31, 2020 and the decrease was due to the repayment of various convertible debentures resulting in lower accretion and interest costs incurred during the current period

Net Loss

During the three months ended March 31, 2021, the Company incurred a net loss of $4,987,356 or $0.01 loss per share compared to a net loss of $7,512,986 or $0.03 loss per share during the three months ended March 31, 2020. The decrease in the net loss is due to the fact that the Company recorded a gain from settlement of debt and incurred less accretion and interest expense on the convertible debts, which were offset by an increase in general and administrative expense and loss on change in fair value of derivative liability.

Nine Months Ended March 31, 2021 and 2020

During the nine months ended March 31, 2021, the Company incurred $31,837,067 of operating expenses compared to $4,493,703 of operating expenses during the nine months ended March 31, 2020. Overall, the increase in operating expense was due to the fact that the Company issued 33,650,036 common shares and 200,000 Series A preferred shares for consulting services with a fair value of $27,072,162 during the nine months ended March 31, 2021, compared to the issuance of 26,446,200 common shares with a fair value of $1,613,468 for consulting services during the nine months ended March 31, 2020. Of the remaining operating expenses not related to share-based compensation of $4,764,905, the expenditures were higher than the prior period amount of $2,880,235 due to an increase in general and administrative expense as the overall level of day-to-day operating costs increased including increases in payroll and benefits expense as the Company required more staffing compared to prior year.

In addition to operating expenses, the Company incurred interest and accretion expense of $2,914,470 during the nine months ended March 31, 2021 compared to $4,723,881 during the nine months ended March 31, 2020. The decrease was due to the Company converted and repaid all the remaining convertible debts during the current period. The Company incurred a higher loss relating to the change in fair value of the derivative liability of $19,655,296 during the nine months ended March 31, 2021 compared to $4,498,166 during the nine months ended March 31, 2020 due to the Company experiencing a higher volatility or spread in its share price at March 31, 2021 which resulted in a higher value attributed to the conversion feature of the Company’s outstanding convertible debentures for the period. In addition, the Company recorded a gain on the settlement of debt of $18,683,279 for the nine months ended March 31, 2021 compared to $779,455 during the nine months ended March 31, 2020 due in large part to the fact that the Company was successful in raising financing proceeds from the issuance of common shares which resulted in the Company repaying certain outstanding convertible debentures resulting in the reversal of the fair value of the derivative liability. As part of the repayment of convertible debentures during the period, the Company incurred financing and early payment penalty costs of $405,137 during the nine months ended March 31, 2021.

Net Loss

During the nine months ended March 31, 2021, the Company incurred a net loss of $36,186,434 or $0.08 loss per share compared to a net loss of $12,932,549 or $0.07 loss per share during the nine months ended March 31, 2020. The increase in the net loss is due to the fact that the Company had more general and administrative costs due to increases in share-based compensation, but was offset by the fact that the Company recorded a larger gain on settlement of debt in the current year due to an increase in the number of debt settlements which included the elimination of the derivative liability and lower accretion and interest expense on those convertible debts.

Liquidity and Capital Resources

At March 31, 2021, the Company had cash of $6,949,269 and total assets of $9,453,330 compared to cash of $829,924 and total assets of $1,161,314 as at June 30, 2020. The Company’s cash flow is supported by its financing activities, as it received $13,471,138 of financing from private placements/share purchase agreement/warrant exercise and $1,350,000 of proceeds from convertible debentures during the period ended March 31, 2021 less repayments of convertible debentures of $1,761,397. The increase in total assets is due to the purchase of land in Nevada for $907,380 and certain water rights for $817,000 during the period ended March 31, 2021 offset by the use of cash for operating activities during the period. The increase in cash used in operating activities is due to the fact that the Company incurred more operating costs as it had more general and administrative expense and payroll expense due to the increase in staffing during the current year compared to the prior year.

The Company had total current liabilities of $841,081 at March 31, 2021 compared to $5,795,170 at June 30, 2020. As at March 31, 2021, the Company had total face value of convertible debt outstanding of $nil compared to total face value of convertible debt of $2,211,200 as at June 30, 2020. The decrease in the face value of outstanding convertible debts was due to the repayment or conversion of the remaining convertible notes during the period by management as they used the proceeds from the issuance of common shares and Series C preferred shares to repay outstanding debt obligations or they were converted by the debt holders into common stock of the Company. As a result, the derivative liability decreased from $4,519,654 at June 30, 2020 to $nil at March 31, 2021.

As at March 31, 2021, the Company had a working capital of $6,597,554 compared to a working capital deficit of $4,727,912 at June 30, 2020. The increase in the working capital was due to the settlement of derivative liability from the repayment or conversion of the remaining convertible debts. Trade accounts payable and accrued liabilities were higher by $120,597 due to timing differences between recognition of costs and the repayment of obligations on a period-by-period basis.

During the period ended March 31, 2021, the Company issued 33,650,036 common shares for services with a fair value of $27,072,162, issued 22,685,750 common shares with a fair value of $8,313,392 to convert outstanding notes payable and accrued interest, issued 60,625,000 common shares in a private placement for $2,450,000 (which was received during the year ended June 30, 2020), issued 16,250,000 common shares for a share purchase agreement for $10,431,638, and issued 36,947,680 common shares for the exercise of cashless share purchase warrants and 6,150,000 common shares for the exercise of share purchase warrants for $531,250. In addition, the Company issued 200,000 Series A preferred shares with per share par value of $0.001 to officers and directors during the period for compensation and 241,450 Series C preferred shares at $10.00 per share for proceeds of $2,414,500 and 40,000 Series C preferred shares to settle outstanding convertible debt and accrued interest of $400,000.

As at March 31, 2021 and June 30, 2020, the Company does not have any issued or outstanding stock options.

Cash Flows

Cash from Operating Activities.

During the nine months ended March 31, 2021, the Company used $5,156,780 of cash for operating activities as compared to $2,625,810 during the nine months ended March 31, 2020. The increase in the use of cash for operating activities was due to the fact that the Company raised more funding from financing activities, including $13,471,138 from share subscriptions, which allowed the Company to incur more operating costs to further the Company’s development and operations.

Cash from Investing Activities

During the nine months ended March 31, 2021, the Company incurred $907,380 for the purchase of land in Nevada and $817,000 for acquisition of certain water rights. The Company did not have any investing activities during the nine months ended March 31, 2020.

Cash from Financing Activities

During the nine months ended March 31, 2021, the Company received $13,000,505 of financing, which included $2,508,250 from subscription proceeds related to a private placement of units, $531,250 from exercise of share purchase warrants, $10,431,638 pursuant to a share purchase agreement, $1,350,000 of funding from the issuance of convertible notes payable less repayments of $1,761,397 on the convertible notes during the period. Comparatively, for the nine months ended March 31, 2020, the Company received $2,891,494 of funding from financing activities which included $2,834,450 from the issuance of convertible notes payable less repayments of $1,067,956, and proceeds from private placement of $1,125,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of March 31, 2021, the Company’s management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, it was concluded the disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Controls Over Financial Reporting

Changes were made in our internal control over financial reporting during the quarter ended March 31, 2021 regarding the presentation of accounts payable and the authority to make such payments in order to better separate accounting functions and improve internal controls over financials. Other the preceding, there were no changes during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2018, the Company filed a complaint in Nevada seeking the return or cancellation of 16 million common shares which the Company believes were fraudulently issued as well as claims against the former CEO of the Company, Craig Alford. As a result, the Company entered into agreements to cancel eleven million shares (of which ten million shares have already been cancelled). The remaining five million shares were cancelled and reissued after the Company determined that the recipients provided proper consideration for such shares. Alford has filed a counterclaim against the Company for amounts allegedly owed to him that the Company believes is entirely without merit. The litigation continues against Alford and certain other relief defendants but has been delayed due to Covid-19 restrictions. On April 6, 2021, Alford filed a complaint against the Company in Utah seeking removal of a restrictive legend on 4,000,000 shares held in his name and damages related thereto. The Company is seeking to stay the Utah proceeding until reaching resolution of the Nevada proceedings as the two proceedings are interconnected.

Other than the preceding disclosed above, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2021, the Company issued 486,451 common shares with a fair value of $702,192 for legal services.

On February 5, 2021, the Company issued 69,252 common shares with a fair value of $271,779 pursuant to shares pursuant to a rental agreement with purchase option dated February 24, 2019 for the sale of real property situate at 601 S Main Street, City of Tonopah, County of Nye, State of Nevada. These common shares have been held in escrow until title is transferred to the Company.

On February 10, 2021, the Company issued 1,400,779 common shares with a fair value of $5,327,924 for the conversion of $1,086,878 of notes payable, $26,882 of accrued interest.

On March 5, 2021, the Company issued 2,000,000 common shares with a fair value of $3,720,000 for services, including 1,000,000 common shares issued to the CEO of the Company and 1,000,000 common shares issued to a director of the Company.

On March 31, 2021, the Company issued 23,585 common shares with a fair value of $37,500, including 4,717 common shares issued to the CEO of the Company and 18,868 common shares issued to directors of the Company.

During the three months ended March 31, 2021, the Company issued 3,300,000 common shares pursuant to the conversion of 41,250 shares of Series C Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

		Filed	Incorporated	By	Reference
Exhibit	Description	Herein	Date	Form	Exhibit
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: May 17, 2021	By:	/s/ Douglas D Cole
Douglas D Cole
Chief Executive Officer
Chairman

