Form 10-K
period 2021-06-30
AMERICAN BATTERY METALS CORP
filed 2021-10-13
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

AMERICAN BATTERY METALS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 S Ryland Street, Suite 138, Reno, NV 89502
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $630,066,844 as of December 31, 2020

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 630,787,717 shares of common stock as of October 7, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This Report includes our audited consolidated financial statements as at and for the year ended June 30, 2021 and nine months ended June 30, 2020. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

2

PART I

Item 1. Business

Background

The lithium-ion battery manufacturing supply chain is organized into four industries that operate in series: battery feedstock providers, material refiners, cell manufacturers, and end-use product (electric vehicle, stationary storage, consumer electronics, etc.) manufacturers. While the scale of manufacturing of lithium-ion battery cells and of electric vehicles and other end-use products have grown substantially within the US in recent years, there has been little domestic growth in the battery feedstock and material refining portions of the manufacturing supply chain. This has led to an imbalance within the domestic US supply chain and has caused the majority of cell manufacturing and end-use product manufacturers to rely on foreign supplies of their raw and refined feedstock materials. The situation is so dire that in its “Mineral Commodity Summaries 2020” report, the US Geological Survey estimated that less than 1% of each of the critical and strategic battery metals (lithium, nickel, cobalt, and manganese) produced globally in 2020 were produced within the US.

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

Battery Metals Exploration

The Company’s exploration efforts are currently focused on the sampling and characterization of lithium-bearing of brine and claystone sedimentary resources in the Western Nevada Basin (WNB) located in Nye County, Nevada. Through sampling and evaluation of its previous brine stone holdings over the past year, the Company currently holds 644 BLM unpatented placer mining claims on approximately 12,880 acres of land. The Company is performing bench scale characterization and extraction trials to evaluate the technical and economic feasibility of extracting elemental lithium from these, and newly acquired, resources in order to produce battery grade lithium hydroxide, and other high value lithium products, for sale to the battery metals market. In September 2021, the Company entered into an exploration license agreement on 305 unpatented lode claims for prospective lithium claystone exploration in the city of Tonopah’s mining district area.

ABMC has been evaluating the expansion and collection of samples of exploration efforts to nickel, cobalt, and manganese rich resources throughout the US and Canada, however, has not yet entered into any formal agreements or contracts.

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

Through the high speed and automated de-manufacturing of a wide variety of battery feedstock materials, and the low cost and high material recovery efficiency chemical extraction train, ABMC is able to successfully extract battery metals from end-of-life products and manufacturing waste and return them to the lithium-ion battery manufacturing supply chain in an economically sustainable fashion. As a result of their lower environmental footprint, lower total cost of production, and high stability of supply these recycled battery cathode metal feedstocks are highly valuable and sought after by domestic US high energy density cathode manufacturers.

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

The Company is working with its design-build general contractor and architectural firm on the design and construction of an initial plant and storage facilities for its battery recycling business (the “Pilot Plant”) (See further discussion in Properties below). When completed, the Pilot Plant is expected to consist of approximately 100,000 square feet of building space, including a 60,000 square foot production space, space for a development center with laboratories and offices, and a warehouse. The Pilot Plant production space will be built in two phases, 30,000 square feet at first, then another 30,000 square feet in the second phase.

Recent Financing Transaction

On September 27, 2021, the Company entered into a definitive securities purchase agreement with a U.S.-based institutional asset manager for the sale of ABMC common shares yielding approximately $36,925,000 of net proceeds, after deducting placement agent fees and estimated offering expenses payable by us. The net proceeds from the transaction are expected to fully fund the Company through the construction and commissioning of its Nevada-based 20,000 metric tonne per year battery recycling pilot plant as well as provide working capital to the Company over the next twelve months. For details of this financing transaction, please refer to the current report on form 8-K filed with the Securities and Exchange Commission on September 28, 2021.

Company History

The Company was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 401 S Ryland Street, Suite 138, Reno, NV 89502.

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). On May 3, 2019, the Company changed its name to American Battery Metals Corporation. On August 12, 2021, the Company filed a Certificate of Amendment with the State of Nevada to change its name to American Battery Technology Company which name better aligns with the Company’s current business activities.

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

Excluding the US, 2020, worldwide Lithium production totaled approximately 82,000 tons, with the top 4 countries (Australia, Chile, China, Argentina) contributing roughly 95% of the global production. Most of the world’s lithium supply is produced by five companies: Albemarle Corporation, FMC Corporation/Livent, Chile’s Sociedad Quimica Y Minera de Chile (SQM), Ganfeng Lithium, and Tianqi Lithium. Albemarle, FMC, and SQM have traditionally been considered the “Big 3” of global lithium producers. FMC Corporation spun off its lithium production to Livent in 2018.

In 2020, the market share of the “Big 3” companies decreased from 85% to 53%, with the Chinese companies attaining 40% market share.

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

As the brines are found in large flat areas, the construction of numerous flat evaporation pools or direct solvent extraction can be achieved at relatively low cost. Environmental impact is minimized as the excess residual brines can be pumped back into the salt flats. In addition, the Company is now exploring prospective near-surface claystone deposits.

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

Existing producers know that aside from handling and limited shelf life, consistently producing battery grade hydroxide within “spec,” while meeting the qualification challenges going forward will require significantly more high-grade lithium products. This will require new resources of raw materials, which demands investment in new exploration and mining projects.

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

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of lithium and other precious metals if they were to be produced from any of our leased properties. The price of precious metals can be affected by a number of factors beyond our control, including:

● fluctuations in the market prices for lithium;

● fluctuating supplies of lithium;

● fluctuating demand for lithium; and

● mining activities of others.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We operate within the U.S.A, with our principal executive offices located in Reno, Nevada. As our Pilot Plant is being constructed we are currently operating out of temporary executive suites under an initial one year lease that has a minimum base rent of $659 per month. Our extraction office is located in Tonopah, Nevada, our battery metal extraction and lithium-ion battery recycling technologies laboratories located in Reno, Nevada and Greentown, Massachusetts, our mining claims located in the Western Nevada Basin and Inyo County, CA, our farm and water rights located in Currant, Nevada, and our water rights and undeveloped industrial land in Fernley, Nevada and McCarran, Nevada.

We believe that all our property and facilities are generally well maintained, effectively used and are adequate to operate our business.

Set forth below is information regarding significant properties operated by us:

Proposed Pilot Plant – Fernley, NV

On July 29, 2020, the Company entered into escrow to purchase approximately 12½ acres of undeveloped industrial land in Fernley, Nevada in a Qualified Opportunity Zone (QOZ). The Company intends to construct a commercial pilot plant to be a first-of-its-kind lithium-ion battery recycling facility on this land (the “Pilot Plant”). The Company intends to invest approximately $30 million between September 2021 and September 2022 in order to construct and commission the first portion of this facility. This first phase will consist of approximately 30,000 sq. ft. of industrial processing space, as well as laboratory and office space. Once this first phase is operational, the Company estimates that this battery recycling facility will be operating in a financially self-sufficient manner as it sells scrap metal and high value metal filter cake products.

Beginning in the 4th calendar quarter of 2022 the Company intends to invest an additional approximately $10 million to install value-add operations to this recycling facility to further increase operating margins. These value-add operations will allow for the manufacturing of battery cathode grade metal products (lithium hydroxide, nickel sulfate, cobalt sulfate, manganese sulfate) in addition to the sale of scrap metals.

Undeveloped Industrial Land – McCarran, NV

On June 28, 2021, the Company purchased approximately 13.87 acres of industrial-zoned land in McCarran, Nevada. The Company intends to construct a supplemental storage facility for pilot plant feedstock on this site.

Additional Undeveloped Industrial Land – Fernley, NV

On July 23, 2021, the Company purchased an additional 12.44 acres of industrial-zoned land in Fernley, Nevada. The Company intends to construct a supplemental storage facility for feedstock on this site to be used in the Pilot Plant.

Water Rights

Between March 3, 2021 and July 8, 2021, the Company purchased approximately 290 AF of water rights in Basin 76, Fernley, Nevada, to be used at the Company’s discretion.

Laboratory Facilities

The Company operates out of two laboratory facilities for the research and development of its battery metal extraction and lithium-ion battery recycling technologies.

Greentown Labs, Somerville, MA

The Company occupies wet chemistry laboratory space, free of charge, from Greentown Labs, which is the largest clean technology incubator in North America. Besides desk and lab space, the Company also has access to more than $1 million worth of resources, equipment, programming, and staff support. The Company was afforded this opportunity by winning the Greentown Labs Circularity Challenge, an accelerator program for start-ups developed in partnership with BASF, one of the world’s leading chemical companies. The program intends to advance innovative ideas to disrupt the plastics, energy storage and recycling value chains to enable a circular economy. The Company is utilizing Greentown Labs to advance their metal extraction techniques and lithium-ion battery recycling technologies.

Center for Applied Research, Reno, NV

The Company leases a laboratory and office space from the University of Nevada, Reno. The laboratory is utilized for metal extraction research and for the testing of soil samples. The cost of the month-to-month lease is $2,949 a month.

Mining Claims

The Company currently has 644 placer mining claims that cover approximately 12,880 acres in the area known as the Western Nevada Basin, situated in Railroad Valley in Nye County, Nevada. On April 1, 2021, the Company staked 16 Placer mining claims PAN 1-16, in the Panamint mining district in California. We do not currently have any partnership agreements or royalty agreements in connection with such claims.

We also own a 120-acre parcel of private property with water rights, in the town of Currant, NV near Railroad Valley. This property will function as the base of operations for field exploration activities and logistics.

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

North Retained Block
56 claims
South Retained Blocks (4)
591 Claims
0
5
10 km
ABMC Railroad Valley Project
Nye County, Nevada
647 Total Claims Filed for
Assessment Year 2020-2021

Figure 2. The Western Nevada Basin Mining Property covers approximately 12,880 acres. It consists of a total six hundred and forty-seven (644) placer claims. Each claim covers approximately 20 acres and was laid out by aliquot parts as required by the Bureau of Land Management.

Lithium is a locatable mineral according to the Code of Federal Regulations. Mining rights to lithium are held by lode claims where it occurs in bedrock and by placer claims where it occurs in sediments and brines. A body of legal precedents set during the original development of lithium brines in the area provides that lithium in valley sediments by nature of the unconsolidated host rock are staked by and produced from placer claims.

In Nevada the claim staking procedure requires recording documents with both the county Recorder’s Office and the state BLM office. Claims must be staked by posts at the claims four corners and a Notice of Location which describe the claims legal description of location and owner. The claims are required to be recorded at the county courthouse within the proper jurisdiction within 90 days from the staking date.

Placer claims on Federal lands are held to a September 1 to August 31 assessment year when Intent to Hold or Proof of labor documents need to be filed with the county for the annual assessment work. The pertinent documents are filed with the Nye County Recorder’s Office.

The current Federal BLM annual maintenance fee is $165 per 20-acre (or a portion thereof) placer claim (http://www.blm.gov/ca/st/en/info/iac/miningfacts.html). Payment of those fees allows the claim to stay on the BLM active database. Non-payment results in the claims moving to ‘closed’ status.

Before August 31st of each year, a payment of $165 per claim is made to the BLM to hold the claims in good standing for the following assessment year. The total BLM cost for the 2021 assessment year for the 644WNB Claims was $106,260. Fees were also paid in 2018, 2019, and 2020 in order to maintain the current mining claims.

In 2020 the total number of placer mining claims were reduced from 1,300 to 644. The decision to reduce the current mining claim holdings was based on detailed geologic and geophysical interpretations of field studies conducted on the WNB Claims over several months in 2019 and 2020. In order to increase shareholder value “on a claim-by-claim basis”; only the most prospective claims were maintained while interpreted potential unproductive claims were effectively dropped in order to save exploration funds.

When fees are paid a claim is deemed ‘active’. Active and approved claim fees are also due to the County before November 1st of each year. A payment to Nye County, NV, of $12 per claim to file an affidavit of assessment fees paid and notice of intent to hold the claims into the next assessment year. The total Nye County holding cost for the current 644 WNB claims is $7,728 and will be paid before November 1, 2021. Payments to the County are current as of October 31, 2020.

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

Infrastructure

A reasonable network of 4x4, graded and paved roads connect the claim area to the rest of Nevada. Electrical power is available at several sites throughout the valley and could easily provide power to any operation at the project area. The nearest rail and large commercial airline service are in Las Vegas, NV approximately 169 miles to the south.

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

Lithium is highly soluble and, unlike sodium (Na), potassium (K), or calcium (Ca), does not readily produce evaporite minerals when concentrated by evaporation. Instead, it ends up in residual brines in the shallow subsurface. Economic brines have Li concentrations in the range of 200 to 4,000 milligrams per liter (mg/l). 1 mg/l = 1 ppm.

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

Mineral Resources and Mineral Reserves

The Railroad Valley has demonstrated enrichment in lithium in the nearby dry sediments as evidenced from the NURE sample database from the U.S. Geological Survey. However, the project is at an exploration stage. There are no current lithium brine mineral resources or reserves on the property.

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

On April 6, 2021, Alford served a complaint against the Company and its transfer agent, Action Stock Transfer, for failure to remove a restricted legend from 4,000,000 common shares held in Alford’s name and alleged damages to Alford for such failure. The complaint was filed in Utah state court. The Company responded with a motion to stay the proceedings until after the Nevada proceedings are completed. The motion was granted by the court to stay the proceedings until October 1, 2021. On September 15, 2021, the Company filed a motion to extend the stay in light of the continuance of the trial date of the November proceeding. The parties are in the process of negotiating a stipulation to extend the stay.

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

On October 7, 2021, the closing price of our Common Stock as reported by the OTC Markets Group was $1.49 per share.

Holders

As of October 7, 2021, we have approximately 131 shareholders of record, including our directors and officers. One such holder is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Stock Options, Warrants and Rights

As of June 30, 2021, ABMC has 44,482,000 potentially issuable shares of common stock from share purchase warrants and convertible preferred stock, including:

● 16,616,000 shares of common stock issuable upon conversion of 207,700 shares of Series C Preferred Stock issued and outstanding;

● 1,616,000 shares of common stock issuable upon exercise of warrants with an exercise price of $0.25 per share;

● 25,500,000 shares of common stock issuable upon exercise of warrants with an exercise price of $0.075 per share; and

● 500,000 shares of common stock issuable upon exercise of warrants with an exercise price of $0.15 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2021, the Company had 60,000,000 shares of common stock authorized to issue under its Employee Retention Plan and none issued.

Recent Sales of Unregistered Securities

On May 18, 2021, the Company issued 349,999 common shares with a fair value of $528,298 for consulting services.

On June 9, 2021, the Company issued 16,590 common shares with a fair value of $36,000 for consulting services.

On June 30, 2021, the Company issued 518,205 common shares with a fair value of $1,046,500 for consulting services, which included 18,205 common shares with a fair value of $37,502 to directors of the Company for directors’ fees.

From April 1, 2021 to June 30, 2021, the Company issued 10,622,997 common shares pursuant to the cashless exercise of share purchase warrants and 3,950,000 common shares pursuant to the exercise of share purchase warrants for total proceeds of $331,250. From April 1, 2021 to June 30, 2021, the Company issued 2,600,000 common shares pursuant to the conversion of 32,500 shares of Series C Preferred Stock.

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

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the period ended June 30, 2021.

ITEM 6. Selected Financial Data

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in the Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2021	June 30, 2020
	$	$
Current Assets	14,135,718	1,067,258
Current Liabilities	1,822,498	5,795,170
Working Capital (Deficit)	12,313,220	(4,727,912)

Cash Flows

	Twelve months ended June 30, 2021	Nine months ended June 30, 2020
	$	$
Cash Flows used in Operating Activities	(7,756,438)	(3,018,519)
Cash Flows used in Investing Activities	(7,083,247)	(3,896)
Cash Flows provided by Financing Activities	26,853,263	3,844,968
Net Increase in Cash During the Period	12,013,578	822,553

Operating Revenues

During the twelve months ended June 30, 2021 and nine months ended June 30, 2020, the Company did not earn any revenues. The Company is currently still in its development stage.

Operating Expenses and Net Loss

During the twelve months ended June 30, 2021, the Company incurred operating expenses of $37,724,330 compared to operating expenses of $4,387,169 during the nine months ended June 30, 2020. The increase in operating expenses was due to an increase in our overall operations during the fiscal year of 2021, highlighted by purchases of various properties and water rights in preparation for the commencement of construction of our lithium-ion battery recycling pilot plant. Our biggest expenditures for the twelve months ended June 30, 2021 were related to labor costs, including consulting fees of $24,133,707 and management fees of $5,017,231 of which the majority of those costs related to share-based compensation. We also saw an increase in payroll expense from $1,346,994 in fiscal year of 2020 to that of $3,409,866 in fiscal year of 2021 due to an increase in the number of staff in our office relating to the growth of our operations. We currently are expecting that we will require more staffing as we continue to grow our business. We also saw an increase in professional fees from $372,186 during the nine months ended June 30, 2020 to $1,239,351 during the twelve months ended June 30, 2021 due to additional legal fees for due diligence and general legal services related to our acquisitions of various land properties and water rights throughout the fiscal year of 2021 as well as an increase in accounting and audit fees related to the increased time and costs incurred in connection therewith.

We incurred a net loss attributable to stockholders of $41,864,705 during the twelve months ended June 30, 2021 or a loss of $0.08 per share compared to a net loss attributable to stockholders of $13,318,408 or a loss of $0.05 per share during the nine months ended June 30, 2020. In addition to operating expenses, we incurred finance costs of $422,768, a loss of $19,655,296 relating to the change in the fair value of derivative liabilities during the twelve-month period ended June 30, 2021 as well as $2,915,025 of accretion and interest costs which was offset by a gain on settlement of convertible debt of $18,683,279 from the activity relating to the servicing and settlement of our convertible debentures during that year. During the nine months ended June 30, 2020, we incurred a loss on the change in fair value of derivative liability of $5,863,127 and accretion and interest expense of $4,391,184, which was offset by a gain on settlement of debt of $1,319,326. The increase in other expense during the current year was due to an increase in the number and dollar value of convertible debentures in the fiscal year ended June 30, 2021 compared to that of the prior year and also due to an increase in the activity of convertible debentures as we focused more of our financing activities to raising equity from the issuance of common shares that were buoyed by an appreciation in the market price of our common stock. As we were able to raise funds from the issuance of equity instruments, we used part of the proceeds from the offerings of our common stock to pay down and settle our outstanding convertible debentures that carried discounts to the market price of the Company’s common shares upon conversion as well as high interest rates indicative of the borrowing costs of a development stage company. Moving forward, we believe that the Company is in a much stronger financial position than the fiscal year of 2020 due to a higher cash base and working capital, which will be a key factor as the Company continues its strategic objectives of graduation from the development stage to construction of our battery recycling pilot plant and eventually of production and revenue-earning activities.

Liquidity and Capital Resources

Cash and Assets

As of June 30, 2021, the Company had cash of $12,843,502 and total assets of $21,263,103 compared to cash of $829,924 and total assets of $1,161,314 at June 30, 2020. The increase in cash was due to proceeds received from the sales of our shares of common stock and exercise of share purchase warrants which was offset by an increase in the amount of cash used for our day-to-day operating expenditures as we continue to grow our business. We also continued to build out our core asset base through the strategic acquisitions of various land properties in Nevada and various water rights which will be used in our future production process and will be more cost effective and efficient than sourcing our expected water use through third parties.

Liabilities

Our liabilities decreased from $6,101,818 at June 30, 2020 to $1,822,498 at June 30, 2021 primarily due to paying down and settling our outstanding convertible debentures during the year of 2021, which carried high interest rates and a significant discount to the market price of our common shares which could cause dilution for our existing shareholders. As of June 30, 2021, we no longer have any outstanding convertible debentures issued and outstanding or derivative liability with respect to conversion features that are held by note holders. This was in comparison to outstanding face value of convertible debentures of $2,211,200, of which $2,084,051 was unamortized discount, and the fair value of derivative liability of $4,519,654 (the fair value of the conversion features within the convertible debentures) held by our convertible note holders at June 30, 2020. As of June 30, 2021, the majority of our liabilities was comprised of accounts payable and accrued liabilities in the aggregate amount of $1,616,852 compared to that of $514,838 at June 30, 2020 and the increase in the amount of $1,102,014 reflected an increase in the Company’s day-to-day operating costs. Most of our trade accounts payable and accrued liabilities are expected to be settled over the next 12 months.

Working Capital and Capital Transactions

As at June 30, 2021, we have a working capital of $12,313,220 compared to a working capital deficit of $4,727,912 as at June 30, 2020. The strengthening of our working capital was due to our ability to raise significant funding through the issuance of equity instruments which were used to repay our debt financing and continue to fund our growth and strategic objectives as we move closer to construction of our battery recycling pilot plant and, eventually, to production activity.

We have 573,267,632 common shares issued and outstanding at June 30, 2021 compared to 365,191,213 common shares issued and outstanding at June 30, 2020. During the twelve months ended June 30, 2021, we issued 69,715,910 common shares from registered and unregistered sales of our common shares, 57,670,677 common shares from the exercise of outstanding share purchase warrants, 34,534,830 common shares as payments for services, including share-based compensation to certain officers and directors of the Company, 22,685,750 common shares for the settlement of convertible debentures, 16,750,000 common shares for share purchase agreements, 5,900,000 common shares for the conversion from certain issued Series C preferred shares, and 69,252 common shares for deposit on real property.

Cash flows from Operating Activities

During the twelve months ended June 30, 2021, we used $7,756,438 for operating activities compared to use of $3,018,519 for operating activities during the nine months ended June 30, 2020. The increase in cash used for our operating activities is due to an overall increase in our day-to-day operations.

Cash flows from Investing Activities

During the twelve months ended June 30, 2021, we used $7,083,247 of cash for investing activities including $5,440,087 for the acquisition of land and building properties, and $1,643,160 for acquisition of water rights. During the nine months ended June 30, 2020, we used $3,896 of cash for acquisition of properties and equipment.

Cash flows from Financing Activities

During the year ended June 30, 2021, we received $26,853,263 of cash from financing activities, which included $25,931,451 from the issuance of common shares from private placements, net of issuance costs of $1,300,000, $1,395,000 from the issuance of convertible debentures, $862,500 from the exercise of share purchase warrants, and was offset by the repayment of convertible debentures in the aggregate amount of $1,295,202. During the nine months ended June 30, 2020, we received $2,600,000 from the issuance of common shares, $2,522,250 of proceeds from issuance of convertible debentures less repayments of $1,533,274, and proceeds of $255,992 from government loans.

Liquidity and Capital Resources

During the year ended June 30, 2021, the Company has incurred a net loss of $41,760,064 and used cash of $7,756,438 for operating activities. As of June 30, 2021, the Company has an accumulated deficit of $105,073,651.

On September 27, 2021, the Company secured approximately $36,925,000 net proceeds to construct and commission the pilot plant, fund operations, and increase research and development activities. The Company believes its recent capital raise, and its current cash holdings will be sufficient to meet its future working capital needs. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

These audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020.

The Company has not yet adopted the new pronouncement as of June 30, 2021.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN BATTERY METALS CORPORATION

Consolidated Financial Statements

For the twelve months ended June 30, 2021 and the nine months ended June 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

American Battery Metals Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Battery Metals Corporation (the “Company”) as of June 30, 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA

October 13, 2021

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

Farmington, Utah

September 28, 2020

AMERICAN BATTERY METALS CORPORATION

Consolidated Balance Sheets

	June 30, 2021 $	June 30, 2020 $
ASSETS

Current assets

Cash	12,843,502	829,924
Prepaid expenses	1,292,216	237,334

Total current assets	14,135,718	1,067,258

Investment in joint venture	–	35,250
Property and equipment (Note 3)	5,484,225	58,806
Intangible assets (Note 4)	1,643,160	–

Total assets	21,263,103	1,161,314

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	1,616,852	514,838
Due to related parties (Note 5)	205,646	624,949
Derivative liability (Note 7)	–	4,519,654
Notes payable, net of unamortized discount of $nil and $2,084,051, respectively (Note 8)	–	127,149
Current portion of loans payable (Note 8)	–	8,580

Total current liabilities	1,822,498	5,795,170

Loans payable (Note 8)	–	306,648
Total liabilities	1,822,498	6,101,818

Contingencies (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share Issued and outstanding: 500,000 and 300,000 preferred shares, at June 30, 2021 and 2020, respectively	500	300

Series B Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share Issued and outstanding: nil shares.	–	–

Series C Preferred Stock Authorized: 1,000,000 preferred shares, par value of $10.00 per share Issued and outstanding: 207,700 and nil preferred shares, at June 30, 2021 and 2020, respectively	2,077,000	–

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share
Issued and outstanding: 573,267,632 and 365,191,213 common shares at June 30, 2021 and 2020, respectively	573,268	365,191

Additional paid-in capital	121,615,738	55,452,951
Common stock issuable	247,750	2,450,000
Deficit	(105,073,651)	(63,208,946)

Total stockholders’ equity (deficit)	19,440,605	(4,940,504)

Total liabilities and stockholders’ equity (deficit)	21,263,103	1,161,314

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Consolidated Statements of Operations

	Twelve months ended June 30, 2021 $	Nine months ended June 30, 2020 $

Operating expenses

Exploration costs	117,058	292,656
General and administrative	37,572,022	4,094,513
Impairment of joint venture (Note 6)	35,250	–

Total operating expenses	37,724,330	4,387,169

Net loss before other income (expense)	(37,724,330)	(4,387,169)

Other income (expense)

Accretion and interest expense	(2,915,025)	(4,391,184)
Finance costs	(422,768)	–
Change in fair value of derivative liability (Note 7)	(19,655,296)	(5,863,127)
Gain on forgiveness of debt	255,992	–
Gain on settlement of debt (Note 9)	18,683,279	1,319,326
Other income	18,084	3,746

Total other income (expense)	(4,035,734)	(8,931,239)
Net loss	(41,760,064)	(13,318,408)
Accrued dividends	(104,641)	–
Net Loss Attributable to Common Stockholders	(41,864,705)	(13,318,408)
Net loss per share, basic and diluted	(0.08)	(0.05)
Weighted average shares outstanding	498,296,667	254,938,086

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional	Common
	Number	Amount $	Number	Amount $	Number	Amount $	Paid-In Capital $	stock issuable $	Deficit $	Total $

Balance, June 30, 2020	300,000	300	–	–	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)

Shares issued for services	200,000	200	–	–	34,534,830	34,535	29,090,231	229,000	–	29,353,966

Shares issued for exercise of warrants	–	–	–	–	57,670,677	57,671	804,829	–	–	862,500

Shares issued from private placement, net of issuance costs	–	–	241,450	2,414,500	69,715,910	69,716	14,873,784	(2,450,000)	–	14,908,000

Shares issued pursuant to note conversion	–	–	40,000	400,000	22,685,750	22,686	7,890,707	–	–	8,313,393

Shares issued pursuant to Series C preferred shares conversion	–	–	(73,750)	(737,500)	5,900,000	5,900	731,600	–	–	–

Shares issued pursuant to share purchase agreement	–	–	–	–	16,750,000	16,750	11,006,701	–	–	11,023,451

Shares issued as a commitment fee	–	–	–	–	750,000	750	1,138,500	–	–	1,139,250

Shares issued pursuant to property purchase agreement	–	–	–	–	69,252	69	271,711	–	–	271,780

Share subscriptions received	–	–	–	–	–	–	–	18,750	–	18,750

Beneficial conversion feature on convertible debts	–	–	–	–	–	–	271,000	–	–	271,000

Share purchase warrants issued	–	–	–	–	–	–	83,724	–	–	83,724

Net loss for the period	–	–	–	–	–	–	–	–	(41,760,064)	(41,760,064)

Accrued dividends	–	–	–	–	–	–	–	–	(104,641)	(104,641)

Balance, June 30, 2021	500,000	500	207,700	2,077,000	573,267,632	573,268	121,615,738	247,750	(105,073,651)	19,440,605

(The accompanying notes are an integral part of these consolidated financial statements

AMERICAN BATTERY METALS CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Shares		Common Shares		Additional	Share
	Number	Amount $	Number	Amount $	Paid-In Capital $	Subscriptions Received $	Deficit $	Total $

Balance, September 30, 2019	–	–	132,678,133	132,678	44,970,398	–	(49,890,538)	(4,787,462)

Shares issued for services	–	–	24,111,031	24,111	1,048,267	–	–	1,072,378

Shares issued for exercise of warrants	–	–	9,924,304	9,924	(9,924)	–	–	–

Shares issued from private placement	–	–	3,750,000	3,750	146,250	–	–	150,000

Shares issued pursuant to note conversion	–	–	193,014,921	193,015	9,120,896	–	–	9,313,911

Share subscriptions received	–	–	–	–	–	2,450,000	–	2,450,000

Warrant cancellations	–	–	1,712,824	1,713	(1,713)	–	–	–

Fair value of share purchase warrants	–	–	–	–	179,077	–	–	179,077

Issuance of preferred shares	300,000	300	–	–	(300)	–	–	–

Net loss for the period	–	–	–	–	–	–	(13,318,408)	(13,318,408)

Balance, June 30, 2020	300,000	300	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Consolidated Statements of Cash Flows

	Twelve months ended June 30, 2021 $	Nine months ended June 30, 2020 $

Operating Activities

Net loss attributable to common stockholders	(41,864,705)	(13,318,408)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	2,814,775	3,971,342
Change in fair value of derivative liability	19,655,296	5,863,127
Depreciation expense	14,668	–
Discount on convertible notes payable	51,000	396,893
Fair value of share purchase warrants issued	83,724	179,077
Gain on settlement of debt	(18,683,279)	(1,319,326)
Gain on forgiveness of debt	(255,992)	–
Impairment of joint venture	35,250	–
Shares issued for commitment fee	1,139,250	–
Shares issued for services	29,353,966	1,072,378

Changes in operating assets and liabilities:

Prepaid expenses	(783,102)	(182,935)
Accounts payable and accrued liabilities	1,102,014	152,653
Due to related parties	(419,303)	166,680

Net Cash Used In Operating Activities	(7,756,438)	(3,018,519)

Investing Activities

Acquisition of property and equipment	(5,440,087)	(3,896)
Purchase of water rights/intangible assets	(1,643,160)	–

Net Cash Used In Investing Activities	(7,083,247)	(3,896)

Financing Activities

Proceeds from issuance of convertible notes payable	1,395,000	2,522,250
Proceeds from bank loan	–	255,992
Proceeds from exercise of share purchase warrants	862,500	–
Proceeds from issuance of common shares, net of issuance costs	25,931,451	2,600,000
Repayment of convertible note payable	(1,295,202)	(1,533,274)
Repayment of loans payable	(59,236)	–
Share subscriptions received	18,750	–

Net Cash Provided By Financing Activities	26,853,263	3,844,968

Change in Cash	12,013,578	822,553

Cash – Beginning of Period	829,924	7,371

Cash – End of Period	12,843,502	829,924

Supplemental disclosures (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

1.	Organization and Nature of Operations

American Battery Metals Corporation (formerly Oroplata Resources Inc.) (“the Company”) was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On July 26, 2016, the Company incorporated LithiumOre Corporation (formerly Lithortech Resources Inc.), a Nevada company, as a wholly-owned subsidiary. On July 5, 2019, the Company incorporated ABMC AG, LLC, a Nevada company as a wholly-owned subsidiary. The Company currently holds mineral rights in the Western Nevada Basin of Nye County in the state of Nevada. In July 2020, management changed its year end date from September 30th to June 30th, and these consolidated financial statements reflect the twelve-month period ended June 30, 2021 and the nine -month period ended June 30, 2020.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

Liquidity and Capital Resources

During the year ended June 30, 2021, the Company has incurred a net loss of $41,760,064 and used cash of $7,756,438 for operating activities. As of June 30, 2021, the Company has an accumulated deficit of $105,073,651.

On September 27, 2021, the Company secured approximately $36,925,000 net proceeds to construct and commission the pilot plant, fund operations, and increase research and development activities. The Company believes its recent capital raise, and its current cash holdings will be sufficient to meet its future working capital needs. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

These audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Oroplata Exploraciones E Ingenieria SRL and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABMC AG, LLC. All inter-company accounts and transactions have been eliminated on consolidation.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

2.       Summary of Significant Accounting Policies (continued)

(b)	Use of Estimates (continued)

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

(c)	Long-Lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Accounting Standards Codification topic 360 “Property, Plant, and Equipment”. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of vehicles, equipment, and land. Vehicles and equipment are depreciated on a straight-line basis over their estimated value lives ranging between 3 and 7 years.

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

Expenditures for major repairs and maintenance which extend the useful lives of property and equipment are capitalized. All other maintenance expenditures, including planned major maintenance activities, are expensed as incurred. Gains or losses from property disposals are included in income or loss from operations.

(d)	Intangible Assets

Intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.

(e)	Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2021, the Company has 44,482,000 (2020 – 8,603,112) potentially dilutive shares.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

2.	Summary of Significant Accounting Policies (continued)

(f)	Financial Instruments

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to related parties, derivative liabilities, loans payable and notes payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Fair value measurements on a recurring basis

	Level 1	Level 2	Level 3
As of June 30, 2021:
Liabilities
Derivative liabilities	$-	$-	$-

As of June 30, 2020:
Liabilities
Derivative liabilities	$-	$-	$4,519,654

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

2.       Summary of Significant Accounting Policies (continued)

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forward.

Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Any uncertain tax position liabilities have been applied against the deferred tax balance given that there is a sufficient net operating loss to cover any penalties and fees associated with the uncertain tax position. We are confident that all uncertain tax positions will be reversed as the correct information returns are filed with the United States Internal Revenue Service.

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statement of operations.

Due to the Company’s net loss position from inception on October 6, 2011 to June 30, 2021, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at June 30, 2021 and 2020.

(h)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. At June 30, 2021 and 2020, the Company did not grant any stock options. The Company will utilize the Black Scholes method when calculating stock-based compensation expense relating to stock option awards and warrants.

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

(j)	Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred. No advertising costs were incurred for the twelve months ended June 30, 2021 and nine months ended June 30, 2020.

(k)	Debt and Embedded Derivatives

The Company applies the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts. The Company accounts for convertible debt instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company uses option pricing valuation models to determine the fair value of embedded derivatives and records any change in fair value as a component of other income or expense in the consolidated statement of operations (see Note 7).

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

2.       Summary of Significant Accounting Policies (continued)

(k)	Debt and Embedded Derivatives (continued)

ASC 815 provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional.

The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability. The Company uses the option pricing model to determine the fair market value of the derivative liabilities for the twelve months ended June 30. 2021 and nine months ended June 30. 2020.

(l)	Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it does so in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. Based on the guidance relied upon and the analysis performed, if the Company believes the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If the Company determines the change in terms meet the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

(m)	Leases

The Company follows the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset (“ROU”) and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. As of June 30, 2021 and 2020, operating lease ROU assets and liabilities were immaterial.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

2.       Summary of Significant Accounting Policies (continued)

(n)	Recent Accounting Guidance

New Significant Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the timing and method of adoption and the related impact of the new guidance on the earnings per share and on its financial statements.

3.	Property and Equipment

During the twelve months ended June 30, 2021, the Company purchased land for $907,381 comprised of 12.44 acres and located in Fernley, Nevada. The Company will be constructing five separate building areas on this property to create a Pilot Plant campus that includes: Production Process Areas, Feedstock Sorting Area, Analytical Laboratory Spaces & Process Development Bays, a Storage Warehouse, and general Office Space.

On February 3, 2021, the Company made the final payment on vacant land located in Ely, NV, purchased for $204,000.

On June 28, 2021, the Company closed the acquisition of property comprised of 13.8 acres located in McCarran, Nevada for $4,229,240.

	Equipment $	Vehicle $	Land $	Total $

Cost:

Balance, September 30, 2019	–	–	–	–
Additions	–	61,916	–	–

Balance, June 30, 2020	–	61,916	–	61,916
Additions	99,466	–	5,340,621	5,440,087

Balance, June 30, 2021	99,466	61,916	5,340,621	5,502,003

Accumulated Depreciation

Balance, September 30, 2019	–	–	–	–
Additions	–	3,110	–	–

Balance, June 30, 2020	–	3,110	–	3,110
Additions	4,356	10,312	–	14,668

Balance, June 30, 2021	4,356	13,422	–	17,778
Carrying Amounts:

Balance, June 30, 2020	–	58,806	–	58,806
Balance, June 30, 2021	95,110	48,494	5,340,621	5,484,225

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

4.	Intangible Assets

During the year ended June 30, 2021, the Company purchased 127 acres of water rights in the City of Fernley, Nevada for $1,643,160. The water rights will be used to ensure the Company’s lithium-ion battery recycling plant will have adequate water to operate at full capacity once construction is complete. The water rights are treated in accordance with ASC 350, Intangible Assets, and have an unlimited useful life given that there are no expiration dates on the water rights acquired by the Company.

Water Rights $

Cost:

Balance, June 30, 2020	–
Additions	1,643,160

Balance, June 30, 2021	1,643,160

5.	Related Party Transactions

(a)	As of June 30, 2021, the Company owes $120,146 (2020 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As of June 30, 2021, the Company owes $85,500 (2020 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	As of June 30, 2021, the Company owed $nil (2020 - $388,577) to the Chief Executive Officer of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. The amounts owed were paid in November 2020.

(d)	As of June 30, 2021, the Company owed $nil (2020– $30,726) to directors of the Company for accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand. The amounts owed were paid in December 2020.

(e)	During the year ended June 30, 2021, the Company issued 16,590 shares to Just Business Management for consulting services, of which Director David Batstone was a 50% owner as of June 30, 2021. Additionally, JB People & Planet, of which Director David Batstone is a 5.161% owner, purchased 8,538,012 shares through a warrant exercise and purchased 125,000 Preferred C shares.

6.       Investment in Joint Venture

On October 8, 2018, the Company entered into a joint venture agreement with CINC Industries Inc. (“CINC”), a Nevada company, for a period of five years whereby the joint venture will propagate the sale of a new process for extraction of lithium salt from salt brine solutions using CINC’s existing and future processing equipment. As part of the joint venture, each of CINC and the Company holds a 50% interest in the joint venture. CINC is responsible for completing testing on the pilot project, providing training to the Company for use of its processing equipment, manufacturing up to 20 test units, and support and product development, as well as shared costs on other personnel utilized in the joint venture company. The Company is responsible for the initial funding for all equipment and associated expenses, the cost of the lease space, and marketing and sales of the joint venture agreement. The joint venture is committed to acquiring a minimum amount of processing equipment, goods, accessories, and/or materials totaling: (i) $1,000,000 by October 8, 2020; (ii) $3,000,000 by October 8, 2021; (iii) $6,000,000 by October 8, 2022; and (v) $10,000,000 by October 8, 2023. If the joint venture fails to meet the minimum amounts above, the Company will lose the exclusive right to market, promote and sell the processing equipment provided by CINC. As part of the joint venture agreement, the Company issued 250,000 common shares to CINC. On June 4, 2021, the Company informed CINC that it was exercising its right to terminate the joint venture agreement and recorded a loss on extinguishment of the agreement of $35,250.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

7.	Derivative Liabilities

The Company records the fair value of the conversion price of the convertible debentures as disclosed in Note 2 in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. For the twelve months ended June 30, 2021, the Company recorded a loss on the change in the fair value of derivative liability of $19,655,296 (nine months ended June 30, 2020 - $5,863,127).

As at June 30, 2021, the Company recorded a derivative liability of $nil (2020 - $4,519,654). The following inputs and assumptions were used to value the derivative liabilities outstanding during the periods ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Expected volatility	136-286%	158-240%
Risk free rate	0.04-0.16%	0.16%
Expected life (in years)	0.2-1.0	0.5-1.0

A summary of the activity of the derivative liability is shown below:

Balance, September 30, 2019	$3,437,200
Derivative additions associated with convertible notes	2,591,119
Adjustment for conversion/prepayment	(7,371,792)
Mark to market adjustment	5,863,127

Balance, June 30, 2020	4,519,654

Derivative additions associated with convertible notes	403,378
Adjustment for conversion/prepayment	(24,578,328)
Mark to market adjustment	19,655,296

Balance, June 30, 2021	–

8.       Loans Payable

On January 27, 2020, the Company entered into a finance loan agreement relating to the acquisition of a company vehicle. Under the terms of the finance loan, the Company will make monthly installment payments of $1,089 at a finance loan interest rate of 7.99% per annum, which is due in February 2026. The loan was paid off prior to maturity in January 2020. As of June 30, 2021, the Company carried a balance of $nil (2020 - $59,236) on the loan.

On May 7, 2020, the Company received $255,992 from the U.S. Small Business Administration as part of the Paycheck Protection Program. The amounts are unsecured, bears interest at 1% per annum commencing on November 7, 2020, and is due on May 7, 2022. In June 2021, the U.S. Small Business Administration forgave the balance owing of $255,992.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

	June 30, 2021 $	June 30, 2020 $

Eagle Equities, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 60% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $137,038 (2020)	–	10,212

GS Capital Partners, LLC, $147,250 on January 31, 2020, unsecured, bears interest at 10% per annum, due on January 31, 2021, convertible into common stock at 40% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $134,584 (2020)	–	12,666

GS Capital Partners, LLC, $177,200 on February 7, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on February 7, 2021, convertible into common stock at 60% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $165,770 (2020)	–	11,430

Power Up Lending Group Ltd., $83,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on December 1, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $76,662 (2020)	–	6,338

Crown Bridge Partners, LLC, $75,000 on February 14, 2020, unsecured, bears interest at 10% per annum, due on February 14, 2021, convertible into common stock at 65% of the lower of the lowest closing bid or the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $70,577 (2020)	–	4,423

BHP Capital NY Inc., $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $103,282	–	6,718

Jefferson Street Capital, LLC, $110,000 on February 18, 2020, unsecured, bears interest at 10% per annum, due on February 18, 2021, convertible into common stock at 61% of the lesser of: (i) the lowest trading price during the previous twenty trading days before the issue date; or (ii) the lowest trading price during the twenty trading days prior to conversion, unamortized discount of $103,818 (2020)	–	6,182

Odyssey Capital, LLC, $220,000 on February 19, 2020, unsecured, bears interest at 10% per annum, due on February 19, 2021 convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $205,226	–	14,774

GS Capital Partners, LLC, $520,000 on March 17, 2020, unsecured, bears interest at 10% per annum, due on March 17, 2021, convertible into common stock at 63% of the lowest trading price in the twenty trading days prior to conversion, unamortized discount of $478,979 (2020)	–	41,021

Power Up Lending Group Ltd., $78,000 on April 6, 2020, unsecured, bears interest at 12% per annum which increases to 22% per annum on default, due on April 6, 2021, convertible into common stock at 61% of the lowest trading price in the ten trading days prior to conversion, unamortized discount of $75,816 (2020)	–	2,184

Adar Alef, LLC, $110,000 on April 7, 2020, unsecured, bears interest at 10% per annum, due April 7, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $107,464 (2020)	–	2,536

Auctus Fund, LLC, $150,000 on April 10, 2020, unsecured, bears interest at 10% per annum which increases to 24% per annum on default, due on April 10, 2021, convertible into common stock at 68% of the lowest trading in the twenty trading days prior to conversion, unamortized discount of $146,667 (2020)	–	3,333

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

	June 30, 2021 $	June 30, 2020 $
Power Up Lending Group Ltd., $43,000 on April 21, 2020, unsecured, bears interest at 10% per annum which increases to 22% per annum on default, due on April 21, 2021, convertible into common stock at 61% of the lowest trading price during the ten trading days prior to conversion, unamortized discount of $42,176 (2020)	–	824

Black Ice Advisors, LLC, $115,500 on April 22, 2020, unsecured, bears interest at 10% per annum, due on April 22, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $113,318 (2020)	–	2,182

Efrat Investments, LLC, $125,000 on April 23, 2020, unsecured, bears interest at 10% per annum, due on April 23, 2021, convertible into common stock at 60% of the lowest closing bid price for the fifteen trading days prior to conversion, unamortized discount of $122,674 (2020)	–	2,326

	–	127,149

9.       Stockholder’s Equity (Deficit)

Common Stock

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001.

Series A Preferred Stock

On December 17, 2020, the company issued an additional 200,000 Series A Preferred Stock shares to officers and directors of the company for services rendered. As of June 30, 2021 and June 30, 2020, 500,000 and 300,000 shares authorized, respectively, issued and outstanding.

Each Series A Preferred Stock carries 1,000 votes. The Series A Preferred Stock are non-transferable and there are no conversion rights. They can be redeemed, at the Company’s option, at the par value of the Company’s Series A Preferred Stock of $0.001 per Series A Preferred Stock.

Series B Preferred Stock

As of June 30, 2020 and June 30, 2021, 2,000,000 shares authorized with a par value of $10.00, no shares issued.

Series C Preferred Stock

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock, which equates to 241,450 shares of Series C Preferred Stock. Each unit was issued at $50,000 for aggregate proceeds of $2,414,500. Each unit is comprised of 5,000 shares of Series C Preferred Stock and 400,000 warrants convertible to common shares of the Company at $0.075 per share of common stock, expiring December 31, 2023. Each unit holder is entitled to receive a non-cumulative dividend at 8% per annum at the rate per share. The dividend shall be payable at the Company’s option in either cash or common shares of the Company. The preferred shares have no voting rights. No dividends have been paid to date.

On December 18, 2020, the Company issued 8 units of Series C Preferred Stock (40,000 shares of Series C preferred stock) with a fair value of $400,000 in exchange for of $381,622 of note payable and $18,378 of accrued interest. These Series C Stock units were converted to 3,200,000 shares of common stock on February 3, 2021.

During the year ended June 30, 2021, the Company converted 73,750 shares of Series C Preferred Stock to 5,900,000 shares of common stock.

At June 30, 2021 the Company had 1,000,000 Series C Preferred Stock shares authorized, 207,700 shares issued and outstanding at a par value of $2,077,000.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.       Stockholder’s Equity (Deficit) (continued)

Twelve months ended June 30, 2021

On July 8, 2020, the Company issued 61,562,500 units for proceeds of $2,462,500, which was received during the year ended June 30, 2020. Each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024.

On July 9, 2020, the Company issued 7,950,000 common shares with a fair value of $1,021,276 for consulting services.

On July 9, 2020, the Company issued 6,081,150 common shares with a fair value of $720,008 for the conversion of $147,250 of note payable, $6,503 of accrued interest, $105 of fees and $614,477 of derivative liability resulting in a gain on settlement of $48,327.

On August 18, 2020, the Company issued 2,890,000 common shares with a fair value of $280,000 for consulting services.

On August 26, 2020, the Company issued 2,196,822 common shares with a fair value of $193,320 for the conversion of $100,000 of note payable, $5,342 of accrued interest, $105 of fees and $110,007 of derivative liability resulting in a gain on settlement of debt of $22,134.

On September 16, 2020, the Company issued 1,696,856 common shares with a fair value of $157,808 for the conversion of $77,200 of note payable, $4,931 of accrued interest, $105 of fees and $87,842 of derivative liability resulting in a gain on settlement of debt of $12,270.

On September 29, 2020, the Company issued 2,400,000 common shares with a fair value of $383,000 for consulting services, including 2,000,000 common shares with a fair value of $315,000 issued to a director of the Company as management fee.

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

On December 15, 2020 the Company issued 500,000 common shares with a fair value of $105,000 for consulting services

On December 15, 2020, the Company issued 6,000,000 common shares pursuant to Securities Purchase Agreement dated October 8, 2020 with Tysadco for gross proceeds of $600,000

On December 23, 2020, the Company issued 6,000,000 common shares pursuant to Securities Purchase Agreement dated October 8, 2020 with Tysadco for gross proceeds of $600,000

On December 29, 2020, the Company issued 14,400,000 common shares with a fair value of $20,160,000 for consulting services.

On January 19, 2021, the Company issued 486,451 common shares with a fair value of $702,192 for legal services.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.       Stockholder’s Equity (Deficit) (continued)

Twelve months ended June 30, 2021 (continued)

On February 5, 2021, the Company issued 69,252 common shares with a fair value of $271,780 pursuant to a rental agreement with a purchase option in Nye County, Nevada.

On February 10, 2021, the Company issued 1,021,338 common shares with a fair value of $3,870,871 for the conversion of $520,000 of notes payable, $20,111 of accrued interest, and $18,836,067 of derivative liability resulting in a gain on settlement of $17,682,556.

On February 10, 2021, the Company issued 379,441 common shares with a fair value of $1,457,055 for the conversion of $302,500 of notes payable, $1,042 of accrued interest, and $598,765 of derivative liability resulting in a gain on settlement of $71,996.

On March 5, 2021, the Company issued 2,000,000 common shares to officers and directors of the Company with a fair value of $4,060,000 for services.

On March 31, 2021, the Company issued 23,585 common shares to officers and directors of the Company with a fair value of $37,500 for services.

On April 28, 2021, the Company issued 9,090,910 common shares at $1.65 per share in a prospectus offering for proceeds of $15,000,000. As part of the offering, the Company incurred share issuance costs of $1,300,000 which has been applied against additional paid-in capital.

On May 18, 2021, the Company issued 349,999 common shares with a fair value of $528,298 for consulting services.

On June 9, 2021, the Company issued 16,590 common shares with a fair value of $36,000 for consulting services.

On June 30, 2021, the Company issued 518,205 common shares with a fair value of $1,046,500 for consulting services, which included 18,205 common shares with a fair value of $37,502 to directors of the Company for directors fees.

During the year ended June 30, 2021, the Company issued 47,570,677 common shares pursuant to the cashless exercise of share purchase warrants and 10,100,000 common shares pursuant to the exercise of share purchase warrants for total proceeds of $862,500. The fair value of $73,470 for the warrants exercised was transferred to common shares from additional paid-in capital. As of June 30, 2021, the Company has received an additional $18,750 for future issuances.

On October 23, 2020, the Company entered into an equity-line purchase agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”) to purchase up to $10,000,000 in Common Stock at the Company’s discretion at a discount to the market price. On April 2, 2021, the Company entered into an additional agreement with Tysadco to purchase up to another $75,000,000 in common stock, via an equity-line, based on a discount to market price. 750,000 common shares were issued under the latter contract terms as a “share commitment fee” with a fair market value of 1,139,250, which has been applied against additional paid-in capital. Under these two share purchase agreements, the Company issued 4,750,000 common shares for net proceeds of $9,823,451.

As of June 30, 2021, the Company was due to issue 128,359 common shares with a fair value of $229,000 for legal and consulting services incurred.

Nine months ended June 30, 2020

On October 1, 2019, the Company issued 300,000 Series A preferred stock to officers and directors of the Company for no consideration. The preferred stock has no conversion rights, not entitled to receive dividends, carries voting rights of 1,000 votes per share of preferred stock, and is redeemable at the option of the Company at par value of $0.001 per share.

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.       Stockholder’s Equity (Deficit) (continued)

Nine months ended June 30, 2020 (continued)

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.       Stockholder’s Equity (Deficit) (continued)

Nine months ended June 30, 2020 (continued)

On November 12, 2019, the Company issued 972,587 common shares with a fair value of $39,876 for the conversion of $25,000 of notes payable, $1,653 of accrued interest, and $20,360 of derivative liability resulting in a gain on settlement of debt of $7,137.

On November 20, 2019, the Company issued 994,354 common shares with a fair value of $35,797 for the conversion of $20,000 of notes payable, $1,367 of accrued interest, and $19,506 of derivative liability resulting in a gain on settlement of debt of $5,076.10.

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.       Stockholder’s Equity (Deficit) (continued)

Nine months ended June 30, 2020 (continued)

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.	Stockholder’s Equity (Deficit) (continued)

Nine months ended June 30, 2020 (continued)

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.	Stockholder’s Equity (Deficit) (continued)

Nine months ended June 30, 2020 (continued)

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.	Stockholder’s Equity (Deficit) (continued)

Nine months ended June 30, 2020 (continued)

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

9.	Stockholder’s Equity (Deficit) (continued)

Nine months ended June 30, 2020 (continued)

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

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

10.	Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2019	8,925,334	0.09
Issued	6,522,224	0.16
Exercised	(5,610,807)	0.09
Expired	(1,233,639)	0.09

Balance, June 30, 2020	8,603,112	0.14
Issued	71,516,000	0.13
Exercised	(52,253,112)	0.15

Balance, June 30, 2021	27,866,000	0.09

Additional information regarding share purchase warrants as of June 30, 2021, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.075	25,750,000	3.3
0.15	500,000	4.3
0.25	1,616,000	2.5

	27,866,000	3.3

11.	Supplemental Disclosures

	June 30, 2021 $	June 30, 2020 $

Supplemental disclosures:

Interest paid	63,216	64,973
Income taxes paid	–	–

Non-cash investing and financing activities:

Discount on convertible debenture	-	396,893
Beneficial Conversion Feature	271,000	-
Original issuance discount on convertible debentures	51,000	149,300
Preferred shares issued to officers and directors	200	300
Common shares issued for deposit for acquisition of property	271,780	–
Common shares issued for settlement of convertible debt	8,313,393	9,313,911

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

12.	Income Taxes

The Company has no income tax provision for the twelve months ended June 30, 2021 and nine months ended June 30, 2021. The statutory rate of 21% for U.S. federal income tax is the only applicable tax rate used for the twelve months ended June 30, 2021 and nine months ended June 30, 2021. The statutory rate differs from the Company’s current year provision due to the following:

	June 30, 2021 $	June 30, 2020 $

Net loss before taxes	41,760,064	13,318,408
Statutory rate	21%	21%

Computed expected tax recovery	8,769,613	2,796,866
Change in fair value of derivative liabilities	(4,127,612)	(1,047,095)
Gain/loss on settlement of debt	3,923,489	250,207
Stock-based compensation	(6,164,291)	–
Net operating loss adjustment	(172,322)	–
Change in valuation allowance	(1,625,555)	(1,359,591)
Other permanent tax adjustments	(603,322)	(640,387)

Income tax provision	–	–

As of June 30, 2021, the Company had accumulated $32,341,523 of net operating losses (NOL) carried forward to offset taxable income in future years. The Company currently has $7,049,590 of unused NOL’s that are set to begin to expire in 2036 to 2038, with the remainder of $25,291,933 having no expiration date.

The significant components of deferred income tax assets and liabilities at June 30, 2021 and 2020 after applying enacted corporate income tax rates are as follows.

	2021 $	2020 $

Net operating losses carried forward	6,791,720	5,166,165
Valuation allowance	(6,791,720)	(5,166,165)

Net deferred tax asset	–	–

The Company has a sole uncertain tax position (UTP) for stock-based compensation for services included in open tax returns beginning with the twelve months ended September 30, 2016. The Company intends to remedy the UTP with the required information forms issued in a timely matter prior to filing of the tax return for the twelve months ended June 30, 2021. Penalties continue to accrue on untimely information returns, though the amount is immaterial to these financial statements.

The unrecognized tax benefits for the Company are as follows:

	2021 $	2020 $

Unrecognized tax benefits, beginning of period	2,550,962	–
Increases – tax position in current period	–	2,550,962

Unrecognized tax benefits, end of period	2,550,962	2,550,962

AMERICAN BATTERY METALS CORPORATION

Notes to the Consolidated Financial Statements

For the year ended June 30, 2021 and the nine month period from October 1, 2019 to June 30, 2020

12.	Income Taxes (continued)

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize carryforwards and other tax attributes such as foreign tax credits, in any taxable year may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may, in the future experience one or more additional Section 382 “ownership changes.”

The CARES Act was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020, which provided additional COVID-19 relief provisions for businesses. The Company has evaluated the impact of both the Acts and has determined that any impact is not material to its financial statements.

We file U.S. income tax returns with varying statutes of limitations. The tax returns for years ended September 30, 2016, to June 30, 2021, remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company is not under examination by any tax authority as of June 30, 2021.

The Company has incurred tax penalties of $40,000 for the twelve months ending June 30. 2021. The expense has been presented within the consolidated statements of operations, general and administrative expenses. No tax penalties were incurred during the nine months ended June 30. 2020. The Company is currently working on remedying the penalties given the reasonable cause of the related filings.

13.	Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

14.	Subsequent Events

On July 9, 2021, the Company purchased 173AF of water rights in basin 76, Fernley, NV for $2,172,750, to be used at the Company’s discretion.

On July 21, 2021, the Company issued 10,000,000 restricted shares of common stock as a result of Series C preferred share conversion. The shareholder in receipt of these shares is JB People and Planet Fund, of which, David Batstone is indirectly a 5.161% owner.

On July 23, 2021, the Company purchased 11.55 acres of industrial-zoned land in Fernley, Nevada for $1,300,000. The Company intends to construct a supplemental storage facility for pilot plant feedstock on this site.

On August 25, 2021, the Board agreed to redeem all of the 500,000 shares of super voting Series A Preferred Shares held by its directors at par value ($0.001 per share) according to the redemption provisions set forth in the Designation of Series A Preferred Shares. The redemption was taken in connection with certain corporate governance changes of the Company being taken to facilitate its listing on the NASDAQ stock exchange.

On September 27, 2021, the Company entered into a definitive securities purchase agreement with a U.S.-based institutional asset manager for the purchase and sale of approximately $39,100,000 in securities, before deducting transaction fees and expenses. In this transaction, the Company sold an aggregate of 25,389,611 shares of its common stock and warrants to purchase an aggregate of up to 25,389,611 shares of common stock in a registered direct offering at a combined purchase price of $1.54 per share and warrant. The net proceeds received by the Company from this transaction is to be used for construction and commissioning of its Nevada-based 20,000 metric tonne per year battery recycling plant as well as for working capital purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2021, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain adequate documentation evidencing the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. We did not maintain appropriate segregation of duties related to accounting processes.

These control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2021.

Remediation Plan

We continue to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process includes, but not limited to:

●	Investing in a more internal comprehensive ERP solutions that include accounting modules that integrate internal controls into the accounting process establishing better controls.

●	Enhancing the organizational structure to support financial reporting processes and internal controls by hiring additional qualified professionals in connection with the implementation of a new ERP system to be implemented during fiscal year 2022.

●	Providing guidance, education and training to employees relating to our accounting policies and procedures.

●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.

●	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.

●	Continuing to engage an outside accounting firm in connection with complex accounting matters and evaluating internal controls established.

We have engaged a firm that specializes in Cyber and IT protection at scale to further enhance the protection of our internal financial controls, proprietary methods, and strategic partnerships.

We expect to remediate these material weaknesses during fiscal 2022. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
William Hunter	52	Director
Douglas MacLellan	65	Director
Douglas Cole	66	Director, Chairman, Secretary
Ryan Melsert	39	Director, CEO, CTO
David Batstone	52	Director
David Corsaut	65	CFO
Andres Meza	41	COO
Scott Jolcover	70	Chief Resource Officer

William Hunter, Director

Mr. Hunter, age 52, received his B.Sc. from DePaul University in Chicago and an MBA with distinction from the Kellstadt School of Business at DePaul University. Mr. Hunter is the former President and CFO of Advent Technologies Holdings, Inc. and CEO of AMCI Acquisition Corp. (Nasdaq: AMCIU). He is a seasoned financial executive with over 20 years of advisory and capital markets experience and has been involved in over $20 billion of transactions throughout his career in the natural resources and industrial industries. Prior to joining AMCI, Mr. Hunter led the Americas Banking team at Nomura where he advised Mitsui in their acquisition of a minority interest in the Moatize Coal Mining complex from Vale and Globe Specialty Metals in their $3.1 billion ‘merger of equals’ transaction with FerroAtlantica. Before Nomura he led industrial and natural resource teams at Jefferies, TD Securities and BMO Nesbitt Burns.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Hunter (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Hunter was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Douglas MacLellan, Director

Mr. MacLellan, age 65, currently serves as Chairman of the Board of eWellness Healthcare Corporation (OTCQB: EWLL) since May 2013. From November 2009 to December 2017 Mr. MacLellan was an independent director and Chairman of the Audit Committee of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. From May 2014 to October 2016, Mr. MacLellan was a member of the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early-stage mining company. From September 1992 through April 2014, Mr. MacLellan held various Board positions and was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continued to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm from March 1992 through January 2016. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. MacLellan (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. MacLellan was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Douglas Cole, Director, Secretary

Mr. Cole, age 66, has been a Partner overseeing all ongoing deal activities with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Mr. Cole currently serves on the Board of Directors of eWellness Healthcare Corporation (EWLL). Since 1977 Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997 Mr. Cole became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley in 1978.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Cole (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Cole was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Ryan Melsert, Director, CEO, CTO

Mr. Melsert, age 39, is the CEO and CTO at American Battery Metals Corporation, overseeing all aspects of the Company’s battery metal extraction and lithium-ion battery recycling divisions. Mr. Melsert specializes in the development and scale-up of highly innovative first-of-kind systems. This development process consists of fundamental conceptual design, rigorous thermodynamic and process modeling, design and fabrication of bench-scale prototypes, construction and operation of integrated pilot systems, and implementation of commercial-scale systems. Joining the Company in August 2019, Mr. Melsert has been accelerating the development and implementation of the Company’s proprietary battery metal extraction technologies and battery recycling programs with the planning and construction of a multi-functional facility. Since June 2019, Mr. Melsert has been the CEO of M2 Thermal Solutions whose first-of-kind residential air conditioning system, that exhibits a disruptive improvement in energy efficiency over current state-of-the-art systems, has been accepted as one of eight finalist designs in the Global Cooling Prize challenge. From May 2015 to March 2019 Mr. Melsert worked at Tesla as one of the founding members of the battery manufacturing Gigafactory design team, and subsequently as an R&D Manager for the Battery Materials Processing group. He founded and led this cross-functional team of mechanical and chemical engineers who implemented first principles design to develop novel first-of-kind systems for the extraction, purification, and synthesis of precursor and active battery materials. This development scope included the fundamental conceptual design, rigorous thermodynamic and process modeling, design and fabrication of bench-scale prototypes, construction and operation of integrated pilot systems, and implementation of commercial scale systems for the processing of battery materials. During this time Mr. Melsert was awarded 5 different patents. From April 2013 to May 2015 Mr. Melsert served as R&D Manager, Advanced Energy & Transportation Technologies for Southern Research where he led a project team of 5-10 chemical/mechanical engineers in fundamental design of first-of-kind systems throughout energy systems field. While there, Mr. Melsert wrote and won several DOE grants in addition to winning the company-wide “Invention of the Year” 2015, presented at ARPA-E Innovation Summit. His education includes an MS in Mechanical Engineering and an MBA from Georgia Tech awarded in 2007 and 2011, respectively, and a BS in Mechanical Engineering with Minors in Engineering Mechanics, French, and International Studies from Penn State University awarded in 2004.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Melsert (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Melsert was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

David Batstone, Director

Mr. Batstone, age 52, is the co-founder and president of Not for Sale and co-founder and Managing Partner of Just Business that are behind the success of Relocity, Rebbl and other companies that leverage business success to address human trafficking, climate change, and greater access to economic opportunity for all. He is a former investment banker in the technology industry and holds an appointment as Professor of entrepreneurship and innovation at the University of San Francisco School of Management. Mr. Batstone is a catalyst for driving positive change across the world. Working with entrepreneurs and investors to create forward-thinking companies that return dignity to people and planet, he is quietly leading a revolution in the way 21st century business operates. A sought-after speaker and investor to businesses and non-profits alike, he shares his unique model for developing successful enterprises that create opportunity for everyone. His groundbreaking work has earned him numerous awards, most significantly the UN Women for Peace Association named him a 2017 Peace Award winner for his international work toward economic and social empowerment for communities at risk for exploitation. Mr. Batstone has authored five books, is the recipient of two national journalist awards, and was named National Endowment for the Humanities Chair at the University of San Francisco for his work in technology and ethics.

Other than the above, there have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Batstone (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Batstone was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

David Corsaut, Chief Financial Officer

Mr. Corsaut, age 65 has more than 35 years’ experience as a founder, leader, senior executive, advisor, trustee and financier of businesses in the United States, Europe, Latin America and Asia. Mr. Corsaut has managed more than 100 successful mergers and acquisitions. Mr. Corsaut was the co-founder of Exxedus Capital Partners, LLC (“ECP”) based in St Louis, a business consulting firm that receives 95% of its engagements through its extensive referral network. Mr. Corsaut was the COO of Distribution Services Limited (“DSL”), a $400 million international logistics/supply chain concern. Mr. Corsaut was a founder and COO of a global software services (“LMI”) company where his responsibilities included securing equity capital from VC funds for the expansion of the Company. LMI’s customers included Ford, Sony, Mitsubishi, Allen Bradley, CA and Microsoft. From 2003 to 2005, Mr. Corsaut acted as Trustee for the restructuring and merger of two publicly traded semiconductor firms. From 1999 through 2009, Mr. Corsaut was the co-founder and Managing Director of Cloyses Partners, LLC, a very successful consulting, merchant banking and turnaround firm based in Denver, CO. From 1987 to 1992, Mr. Corsaut was the Economic Development Advisor to the city government of Barcelona, Spain and the Spanish Government. Mr. Corsaut was the lead financier and a Director of a Colorado based real estate development and residential home builder, Pride-Mark Homes (“PMH”). PMH grew from annual sales of $15,000,000 to annual sales of over $100,000,000 in 1998. Mr. Corsaut earned a Bachelor of Science degree from Western Michigan University and has completed graduate work in accounting, finance and management both in the U. S. and Europe.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Corsaut (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Corsaut was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Andres Meza, Chief Operating Officer

Mr. Meza, 41, has an undergraduate degree in chemical engineering and started his professional career at Georgia Pacific working as a process engineer at a paper mill. After working to gain direct hands-on chemical manufacturing expertise throughout the processing plant, he was promoted to a shift team leader. To further enhance his management and leadership skills, he attended the Harvard Business School. After receiving his MBA, he worked for Apple as a global supply manager focusing on commissioning and scaling up of manufacturing facilities across Asia and the implementation of cost efficiencies throughout their supply chain. After four years optimizing high-volume manufacturing at Apple, Mr. Meza worked for the management consultancy firm McKinsey and Company as an engagement manager. In this role, he analyzed the manufacturing operations of global corporations and developed strategic assessments for executives to implement operational efficiencies in their facilities and business units. Mr. Meza subsequently joined the private equity firm Transom Capital as the Vice President of Operations working with a suite of portfolio companies in which the firm had invested. At Transom Capital, Mr. Meza used his extensive expertise in operational leadership and manufacturing to establish the required procedures and frameworks to help grow these early-stage companies into mature and stable corporations.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Meza (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Meza was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Scott Jolcover, Chief Resource Officer

Mr. Jolcover, age 70, has development expertise spanning five decades including expertise in construction, mining and land development, water resource, claims management, economic and environmental solutions. Prior to joining the Company, he served as the Director of Development and General Site Manager for Comstock Mining Inc., where he managed all commercial transactions, including land, water and other major capital expenditures and acquisitions and served two years on their Board of Directors. Other roles include President and CEO for Virginia City Ventures, which established the Comstock Gold Mill and partnered with the Tri-County Railway Commission. Mr. Jolcover has board and leadership roles with Nevada Works; Northern Nevada Development Authority (NNDA), Design and Construction Committee; and a 20-year relationship with Virginia City Tourism Commission (VCTC), including Chair and Vice-Chair roles.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Jolcover (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Jolcover was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

On August 27, 2021, our directors Douglas Cole, Douglas MacLellan, and William Hunter delivered notice to the Company that they do not intend to seek reelection as directors at the Company’s next annual meeting. The Board agreed to select a meeting date for the annual meeting within a reasonable time after the filing of this annual report. The Board intends to form a search committee to select qualified director candidates to be presented for the shareholder vote at such annual meeting.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
●	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board is in the process of establishing an audit committee and nominating committee. The Company has five directors, three of which are not involved in the management of the Company, and to date, such directors have been performing the functions of such committees. The involvement of the two non-management directors mitigates some potential conflict of interest issues.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than 10% of any class of a company’s equity securities which are registered under Section 12 of the Exchange Act, to file with the SEC reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, directors and 10% stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons as of June 30, 2021, we believe that all Section 16(a) reports applicable to our officers, directors and 10% stockholders with respect to the period ended June 30, 2021 have been filed.

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Years Ended 6/30/21 and 6/30/2020	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Douglas Cole	2020	341,346	60,000	135,700	-	-	-	-		537,046
CEO and Chairman of the Board[2]	2021	375,000	281,250	2,785,100	-	-	-	357,084	[1]	3,798,434
Douglas MacLellan	2020	47,500	20,000	122,000	-	-	-	-		189,500
Director	2021	107,500	45,000	270,100	-	-	-	-		422,600
William Hunter	2020	47,500	20,000	120,000	-	-	-	-		187,500
Director	2021	107,500	45,000	1,875,100	-	-	-	-		2,027,600
David Batstone	2020	-	-	-	-	-	-	-		-
Director	2021	67,500	-	525,100	-	-	-	-		592,600
David Corsaut	2020	-	-	-	-	-	-	-		-
CFO	2021	245,577	-	-	-	-	-	9,900		255,477
Ryan Melsert	2020	156,250	-	233,720	-	-	-	-		389,970
Director, Chief Technology Officer	2021	360,003	103,125	330,100	-	-	-			793,228

[1] Represents payment of previous years accrued compensation.

[2] Resigned as the CEO of the Company on August 27, 2021 but remains as the chairman of the Board until the next annual shareholder meeting of the Company.

Outstanding Equity Awards

Since incorporation on October 6, 2011 to June 30, 2021, we have not granted any stock options or stock appreciation rights to our executive officers or directors.

Compensation of Directors and Officers

As of June 30, 2021, we had no standard arrangement to compensate our directors for their services in the capacity as a director. On December 29, 2017, the Company entered into consulting agreements with Mr. Douglas Cole, Mr. William Hunter, and Mr. Douglas MacLellan and entered into an employment agreement with its executive officer, Mr. Douglas Cole. On September 16, 2019 the Company entered into an employment agreement with its Chief Technology Officer, Mr. Ryan Melsert. On September 8, 2020, the Company entered into a director agreement with Mr. Ryan Melsert. On October 8, 2020, the Company entered into a director agreement with Mr. David Batstone. On December 29, 2020, the Company entered into an employment agreement with its Chief Financial Officer, Mr. David Corsaut. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of October 7, 2021 regarding the beneficial ownership of our common stock and preferred stock, based on 630,787,717 shares of Common Stock issued by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock or preferred stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is deemed to be the address of our principal executive offices at 401 S Ryland Street, Suite 138, Reno, NV 89502.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of October 7, 2021, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
Douglas Cole	18,373,166		2.91%
Ryan Melsert	16,088,166		2.55%
William Hunter	11,333,166		1.80%
Douglas MacLellan	9,273,166		1.47%
Scott Jolcover	3,325,000		.53%
David Batstone	2,839,508	*	.45%
David Corsaut	2,000,000		.32%
Andres Meza	-		-

*Includes shares owned by Just Business Management and JB People & Planet, of which Director David Batstone holds ownership

There are no arrangements known to the Company which may at a subsequent date result in a change-in-control.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Director, David Batstone owns 50% of Just Business Management, LLC (“JBM”). In April 2020, the Company entered into a consulting agreement with JBM to provide management services. The Company and JBM have since terminated the consulting agreement. JBM was paid a total of $220,085 in cash and stock under the consulting agreement during the twelve months ended June 30, 2021.

Director Independence

Douglas Cole and Ryan Melsert are not independent directors within the meaning of Section 5605 of NASDAQ.

Item 14. Principal Accounting Fees and Services

The aggregate fees for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended June 30, 2021	9 months ended June 30, 2020
Audit Fees	$13,750	$66,000
Audit-Related Fees	39,950		-
Tax Fees	-		2,500
All Other Fees	-		-
Total	$53,700		$68,500

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended	x
3.2	Bylaws		May 22, 2013	S-1	3.2
3.3	Amendment to Bylaws dated August 25, 2021		August 30, 2021	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		October 8, 2019	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		February 19, 2020	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		November 5, 2020	8-K	3.1
23.1	Consent of Marcum LLP	x
23.2	Consent of Pinnacle Accountancy Group of Utah (dba of Heaton & Company, PLLC)	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS XBRL Instant Document.	x
101	SCH XBRL Taxonomy Extension Schema Document	x
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB XRBL Taxonomy Label Linkbase Document	x
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF XBRL Taxonomy Extension Definition Linkbase Document	x

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY METALS CORPORATION (Registrant)

Date: October 13, 2021	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer & Director

/s/ William Hunter
	Name:	William Hunter
	Title:	Independent Director

/s/ Douglas MacLellan
	Name:	Douglas MacLellan
	Title:	Independent Director

/s/ Douglas Cole
	Name:	Douglas Cole
	Title:	Director (Chairman of the Board)

/s/ David Batstone
	Name:	David Batstone
	Title:	Independent Director

