Form 10-Q
period 2021-09-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2021-11-15
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

AMERICAN BATTERY TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 S. Ryland Street, Suite 138, Reno, NV 89502
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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 12, 2021 were 631,787,717.

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

Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ending June 30, 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2021 $	June 30, 2021 $
	(unaudited)
ASSETS

Current assets

Cash	45,907,604	12,843,502
Prepaid expenses and deposits	1,790,768	1,292,216

Total current assets	47,698,372	14,135,718

Property and equipment (Note 3)	8,697,055	5,484,225
Intangible assets (Note 4)	3,815,910	1,643,160

Total assets	60,211,337	21,263,103

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	2,239,507	1,616,852
Due to related parties (Note 5)	205,646	205,646

Total current liabilities	2,445,153	1,822,498

Contingencies (Note 10)	–	–

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share Issued and outstanding: 500,000 preferred shares as of September 30 and June 30. 2021	500	500

Series B Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share Issued and outstanding: nil preferred shares as of September 30 and June 30, 2021	–	–

Series C Preferred Stock Authorized: 1,000,000 preferred shares, par value of $10.00 per share Issued and outstanding: 40,200 and 207,700 preferred shares as of September 30 and June 30. 2021, respectively	402,000	2,077,000

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share Issued and outstanding: 629,768,190 and 573,267,632 common shares as of September 30 and June 30, 2021, respectively	629,768	573,268

Additional paid-in capital	178,716,600	121,615,738
Common stock issuable	3,080,000	247,750
Accumulated deficit	(125,062,684)	(105,073,651)

Total stockholders’ equity	57,766,184	19,440,605

Total liabilities and stockholders’ equity	60,211,337	21,263,103

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2021 $	Three months ended September 30, 2020 $

Operating expenses

Exploration costs	80,695	106,797
General and administrative	19,906,591	2,306,296

Total operating expenses	19,987,286	2,413,093

Net loss before other income (expense)	(19,987,286)	(2,413,093)

Other income (expense)

Accretion and interest expense	–	(1,362,547)
Finance costs	–	(214,116)
Change in fair value of derivative liability (Note 6)	–	(773,886)
Gain on settlement of debt	–	1,612,433
Other income	14,000	–

Total other income (expense)	14,000	(738,116)

Net loss	(19,973,286)	(3,151,209)

Dividends declared	(15,747)	–

Net loss attributable to stockholders	(19,989,033)	(3,151,209)
Net loss per share, basic and diluted	(0.03)	(0.01)
Weighted average shares outstanding	594,396,799	437,878,302

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Common stock
	Number	Amount $	Number	Amount $	Number	Amount $	Capital $	issuable $	Deficit $	Total $

Balance, June 30, 2021	500,000	500	207,700	2,077,000	573,267,632	573,268	121,615,738	247,750	(105,073,651)	19,440,605

Shares issued for services	–	–	–	–	9,085,731	9,085	14,209,121	2,851,000	–	17,069,206

Shares issued for exercise of warrants	–	–	–	–	5,625,216	5,625	331,875	(18,750)	–	318,750

Shares issued from private placement, net of issuance costs	–	–	–	–	25,389,611	25,390	36,913,261	–	–	36,938,651

Shares issued pursuant to Series C preferred shares conversion	–	–	(167,500)	(1,675,000)	13,400,000	13,400	1,661,600	–	–	–

Shares issued pursuant to share purchase agreement	–	–	–	–	3,000,000	3,000	3,985,005	–	–	3,988,005

Dividends declared	–	–	–	–	–	–	–	–	(15,747)	(15,747)

Net loss for the period	–	–	–	–	–	–	–	–	(19,973,286)	(19,973,286)

Balance, September 30, 2021	500,000	500	40,200	402,000	629,768,190	629,768	178,716,600	3,080,000	(125,062,684)	57,766,184

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-In	Share Subscriptions
	Number	Amount $	Number	Amount $	Capital $	Received $	Deficit $	Total $

Balance, June 30, 2020	300,000	300	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)

Shares issued for services	–	–	13,240,000	13,240	1,569,030	–	–	1,582,270

Shares issued for exercise of warrants	–	–	5,055,132	5,055	(5,055)	–	–	–

Shares issued from private placement	–	–	60,625,000	60,625	2,389,375	(2,450,000)	–	–

Shares issued pursuant to note conversion	–	–	15,153,315	15,154	1,755,078	–	–	1,770,232

Share subscriptions received	–	–	–	–	–	1,343,750	–	1,343,750

Net loss for the period	–	–	–	–	–	–	(3,151,209)	(3,151,209)

Balance, September 30, 2020	300,000	300	459,264,660	459,265	61,161,379	1,343,750	(66,360,155)	(3,395,461)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended September 30, 2021 $	Three months ended September 30, 2020 $

Operating Activities

Net loss, attributable to stockholders	(19,989,033)	(3,151,209)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	–	1,306,443
Change in fair value of derivative liability	–	773,886
Depreciation	10,949	2,601
Discount on convertible notes payable	–	230,020
Gain on settlement of debt	–	(1,612,433)
Share-based compensation	115,106	–
Shares issued for services	16,954,100	1,582,270
Loss on impairment	186,779	–

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(498,552)	(6,093)
Accounts payable and accrued liabilities	622,655	49,357
Due to related parties	–	(246,493)

Net Cash Used in Operating Activities	(2,597,996)	(1,071,651)

Investing Activities

Acquisition of equipment	(3,410,558)	(2,094)
Acquisition of water rights	(2,172,750)	–

Net Cash Used in Investing Activities	(5,583,308)	(2,094)

Financing Activities

Proceeds from issuance of convertible notes payable	–	1,075,000
Repayment of convertible note payable	–	(882,571)
Proceeds from issuance of common shares	43,088,006	1,343,750
Proceeds from exercise of share purchase warrants	318,750	–
Share issuance costs	(2,161,350)	–

Net Cash Provided by Financing Activities	41,245,406	1,536,179

Change in Cash	33,064,102	462,434

Cash – Beginning	12,843,502	829,924

Cash – End	45,907,604	1,292,358

Supplemental information:

Interest paid	–	30,662

Non-cash investing and financing activities:

Discount on convertible debenture	–	275,000
Original issuance discount on convertible debentures	–	43,500
Common shares issued for conversion of debt	–	1,770,232
Dividends declared	15,747	–
Common shares issued for conversion of Series C preferred shares	1,675,000	–
Fair value of commission warrants	2,699,039	–

 (The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2021

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (“the Company”) was incorporated under the laws of the state of Nevada on October 6, 2011 for the purpose of acquiring and developing mineral properties. The Company has a wholly-owned subsidiary called Oroplata Exploraciones E Ingenieria SRL, which was incorporated in the Dominican Republic on January 10, 2012. On July 26, 2016, the Company incorporated LithiumOre Corporation (formerly Lithortech Resources Inc.), a Nevada company, as a wholly-owned subsidiary. On July 5, 2019, the Company incorporated ABMC AG, LLC, a Nevada company as a wholly-owned subsidiary. The Company currently holds mineral rights in the Western Nevada Basin of Nye County in the state of Nevada.

Liquidity and Capital Resources

During the three months ended September 30, 2021, the Company incurred a net loss of $19,973,286, and used cash of $2,597,996 for operating activities. At September 30, 2021, the Company has an accumulated deficit of $125,062,684.

On September 27, 2021, the Company secured net proceeds of $36,938,651 to construct and commission the pilot plant, fund operations, and increase research and development activities. The Company believes its recent capital raise, and its current cash holdings will be sufficient to meet its future working capital needs. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

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

(b) Interim Financial Statements

These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2021

(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(c) Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, recoverability of long-lived assets, valuation of derivative liability, and deferred income tax asset valuation allowances.

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

(d) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and convertible shares. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2021, the Company had 53,176,611 (2020 –44,482,000) potentially dilutive shares.

(e) Recent Accounting Pronouncements

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2021

(unaudited)

3. Property and Equipment

	Building $	Equipment $	Vehicle $	Land $	Total $

Cost:

Balance, June 30, 2021	–	99,466	61,916	5,340,621	5,502,003
Additions	1,089,265	749,972	–	1,571,321	3,410,558
Loss on impairment	–	–	–	(186,779)	(186,779)

Balance, September 30, 2021	1,089,265	849,438	61,916	6,725,163	8,725,782

Accumulated Depreciation

Balance, June 30, 2021	–	4,356	13,422	–	17,778
Additions	–	8,350	2,599	–	10,949

Balance, September 30, 2021	–	12,706	16,021	–	28,727

Carrying Amounts:

Balance, June 30, 2021	–	95,110	48,494	5,340,621	5,484,225
Balance, September 30, 2021	1,089,265	836,732	45,895	6,725,163	8,697,055

The building is currently in construction and is not available for use. As of September 30, 2021, equipment related to operations of the Company of $744,491 (June 30, 2021 - $nil) is not yet placed in service and no related depreciation has been recorded. The Company anticipates placing the equipment in service prior to production.

The Company has impaired the carrying value of land purchased February 2021 in Tonopah, NV. The Company adjusted the carrying value of the land to that of the closing price stated in the agreement ($85,000). The impairment is due to the change in value of the stock from the time the agreement was originally executed to the time the stock was transferred into the mutual escrow account. The execution of the contract in full, including title transfer, did not occur until September 2021. The Company has adjusted the carrying value of the land using the agreed-upon contract price of the parcel at inception of the contract. Loss on impairment of $186,779 is recognized in general and administrative expenses for the period ended September 30, 2021.

4. Intangible Assets

Water Rights $

Cost:

Balance, June 30, 2021	1,643,160
Additions	2,172,750

Balance, September 30, 2021	3,815,910

During the period ended September 30, 2021, the Company purchased 173.8 acres of water rights in the City of Fernley, Nevada for $2,172,750. The water rights will be used to ensure the Company’s lithium-ion battery recycling plant will have adequate water to operate at full capacity once construction is complete. The water rights are treated in accordance with ASC 350, Intangible Assets, and have an unlimited useful life given that there are no expiration dates on the water rights acquired by the Company.

5. Related Party Transactions

(a)	As of September 30, 2021, the Company owes $120,146 (June 30, 2021 - $120,146) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

(b)	As of September 30, 2021, the Company owes $85,500 (June 30, 2021 - $85,500) to the former Chief Executive Officer and Director of the Company for advances to the Company to fund day-to-day operations and accrued management fees. The amounts owing are unsecured, non-interest bearing, and due on demand.

(c)	During the period ended September 30, 2021, the Company issued 10,000,000 common shares pursuant to the conversion of 125,000 Series C Preferred Shares to a company in which a director of the Company has a minority equity interest.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2021

(unaudited)

6. Derivative Liabilities

The Company records the fair value of the conversion option of convertible debentures in accordance with ASC 815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the condensed consolidated statements of operations. For the three months ended September 30, 2021, the Company recorded a loss on the change in the fair value of derivative liability of $nil (2020 - $773,886).

7. Stockholders’ Equity

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001.

Series A Preferred Stock

The Company has 500,000 shares of Series A Preferred Stock outstanding with a par value of $0.001 as of September 30 and June 30, 2021. The shares allow the holder to vote 1,000 shares for each share of Series A stock in any vote of the shareholders of the Company and the Board is authorized to issue such preferred stock as is necessary. On August 25, 2021, the Board approved a resolution to retire all the outstanding Series A shares of Preferred Stock and is in the process of having these shares cancelled.

Series B Preferred Stock

As of September 30 and June 30, 2021, 2,000,000 shares authorized with a par value of $10.00, no shares issued.

Series C Preferred Stock

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock (241,450 shares of Series C preferred stock) at $50,000 per unit for proceeds of $2,414,500. Each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into eighty shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until December 31, 2023. Each holder is entitled to receive a non-cumulative dividend at 8% per annum at the rate per share. The dividend shall be payable at the Company’s option either in cash or in common shares of the Company. If paid in common shares, the Company shall issue the number of common shares equal to the dividend amount divided by the stated value and then multiplied by eighty.

In addition, on December 18, 2020, the Company issued 8 units of Series C Preferred Stock (40,000 shares of Series C preferred stock) with a fair value of $400,000 for the conversion of $381,622 of note payable and $18,378 of accrued interest.

During the period ended September 30, 2021, the Company converted 167,500 shares of Series C Preferred Stock to 13,400,000 shares of common stock.

Common Stock

Period Ended September 30, 2021

During the period ended September 30, 2021, the Company issued 13,400,000 common shares pursuant to the conversion of 167,500 shares of Series C Preferred Stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2021

(unaudited)

7.	Stockholders’ Equity (continued)

Period Ended September 30, 2021 (continued)

During the period ended September 30, 2021, the Company issued 25,389,611 units for proceeds of $39,100,001 pursuant to a private placement issuance at $1.54 per share. Each unit is comprised of one common share of the Company and one share purchase warrant, where each share purchase warrant is exercisable into one common share of the Company at $1.75 per share for a period of five years from the issuance date. As part of the financing, the Company paid $2,161,350 of share issuance costs and issued 1,955,000 warrants as a commission fee, which are exercisable at $1.54 per common share for a period of three years from the date of the issuance. The fair value of the commission warrants was $2,699,039 and was determined based on the Black-Scholes option pricing model assuming volatility of 166%, risk-free rate of 0.56%, expected life of three years, and no expected forfeitures or dividends.

During the period ended September 30, 2021, the Company issued 4,500,000 common shares pursuant the exercise of 5,000,000 share purchase warrants for proceeds of $337,500, of which 250,000 share purchase warrants, pursuant an aggregate cash exercise price of $18,750, exercised during the quarter ended June 30, 2021.

During the period ended September 30, 2021, the Company issued 1,125,216 common shares for the cashless exercise of 1,300,000 share purchase warrants, of which 677,300 common shares pursuant to the cashless exercise of 800,000 share purchase warrants, exercised during the quarter ended June 30, 2021.

During the period ended September 30, 2021, the Company issued 9,085,731 common shares for services with a fair value of $14,218,206, including 6,024,040 common shares with a fair value of $9,476,540 to officers and directors. As of September 30, 2021, the Company is due to issue 2,019,527 shares of common stock with a fair value of $3,080,000 for professional services, of which 2,000,000 common shares with a fair value of $3,050,000 as board compensation to two board members of the Company.

On April 2, 2021, the Company entered into a purchase agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”). Pursuant to the agreement, Tysadco committed to purchase up to $75,000,000 worth of the Company’s common stock over a period of 24 months. The Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $10,000,000 in common stock or 200% of the average shares traded for the five days prior to the closing request date, at a purchase price of 95% of the of the median share price during the five trading days, commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $25,000. During the period ended September 30, 2021, the Company issued 3,000,000 common shares for proceeds of $3,988,005.

Period ended September 30, 2020

During the quarter ended September 30, 2020, the Company issued 13,240,000 common shares with a fair value of $1,582,270 for consulting services, including 2,000,000 shares of common with a fair value of $315,000 to a director of the Company as a management fee

During the quarter ended September 30, 2020, the Company issued 15,153,315 common shares with a fair value of $1,770,232 for the conversion of $594,450 of notes payable, $30,609 of accrued interest, $420 of fees and $1,372,594 of derivative liabilities resulting in a net gain on settlement of $227,841.

On August 27, 2020, the Company issued 5,055,132 common shares for the cashless exercise of warrants.

During the three months ended September 30, 2020, the Company issued 60,625,000 units for proceeds of $2,450,000 received during the nine months ended June 30, 2020. Each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.15 per share until October 31, 2024.

As at September 30, 2020, the Company received share subscriptions, net of fees, of $1,343,750 for the future issuance of private placement units at $50,000 per unit, where each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into 80 shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.075 per share until December 31, 2023.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended September 30, 2021

(unaudited)

8. Share Purchase Warrants

	Number of warrants	Weighted average exercise price $

Balance, June 30, 2021	27,866,000	0.09
Issued	27,344,611	1.73
Exercised	(5,250,000)	0.08

Balance, September 30, 2021	49,960,611	0.99

Additional information regarding share purchase warrants as of September 30, 2021, is as follows:

	Outstanding and exercisable
Range of Exercise Prices $	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.08	21,000,000	3.1
0.25	1,616,000	2.3
1.54	1,955,000	3.0
1.75	25,389,611	5.0

	49,960,611	4.0

9. Restricted Share Units

The Company has established a restricted share unit (RSU) incentive plan for executives, directors, and certain employees. Awards generally vest over a four-year period at a rate of 25% per annum commencing on the first anniversary of the grant date.

The fair value of the RSUs granted was estimated on the grant date using the fair value of the Company`s common shares on the date of grant.

During the period ended September 30, 2021, the Company granted 775,000 restricted share units to two employees of the Company, including an officer of the Company. The Company has recorded share-based compensation related to the restricted share units (RSUs) of $115,106 and $nil for the three months ended September 30, 2021 and September 30, 2020, respectively.

	Number of RSUs	Weighted average exercise price $

Balance, June 30, 2021	–	–
Granted	775,000	1.63

Balance, September 30, 2021	775,000	1.63

Additional information regarding restricted share units as of September 30, 2021, is as follows:

	Outstanding and exercisable
Vesting Date	Number of RSUs	Weighted Average Exercise Price $

July 1, 2022 – June 30, 2023	193,750	1.63
July 1, 2023 – June 30, 2024	193,750	1.63
July 1, 2024 – June 30, 2025	193,750	1.63
July 1, 2025 – June 30, 2026	193,750	1.63

	775,000	1.63

10. Contingencies

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

11. Subsequent Events

On October 6, 2021, the Company issued 1,000,000 common shares for services with a fair value of $1,525,000 to a board member of the Company.

On October 20, 2021, the Company converted 10,000 shares of Series C Preferred Stock into 800,000 shares of common stock, at the election of the shareholder.

On November 10, 2021, the Company converted 2,500 shares of Series C Preferred Stock into 200,000 shares of common stock, at the election of the shareholder.

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has not identified any additional subsequent events requiring adjustments to, or disclosures in the accompanying condensed financial statements.

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

American Battery Technology Company (“ABMC” or the “Company”) is a startup company in the lithium-ion battery industry that is working to increase the domestic US production of these four battery metals through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries for the recovery of battery metals. Through this three-pronged approach ABMC is working to both increase the domestic production of these battery metals, and also to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the manufacturing supply chain in a closed-loop fashion.

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

On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). On May 3, 2019, the Company changed its name to American Battery Technology Company. On August 12, 2021, the Company filed a Certificate of Amendment with the State of Nevada to change its name to American Battery Technology Company which name better aligns with the Company’s current business activities.

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

Results of Operations

Revenues

During the three months ended September 30, 2021 and 2020, the Company has not realized any revenues.

Expenses

Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, the Company incurred $19,987,286 of operating expenses compared to $2,413,093 of operating expenses during the three months ended September 30, 2020. The increase in operating expense was due to the fact that the Company issued 9,085,731 common shares with a fair value of $14,218,206 during the current period compared with 13,240,000 common shares for services with a fair value of $1,582,270 in fiscal 2020. The Company has accrued for 2,000,000 shares issuable to two board members of the Company with a fair value of $3,050,000 for the three months ended September 30, 2021. The Company also had an increase in payroll expense from $447,000 during the three months ended September 30, 2020 to $580,263 for the three months ended September 30, 2021 as the Company continues to hire more staffing to support its growing operations during the current fiscal year. During the three months ended September 30, 2021, the Company also incurred overhead administrative expenses of $1,509,526 compared with $253,097 for the three months ended September 30, 2020 and incurred legal expenses of $249,725 compared with $25,181 for the three months ended September 30, 2020 with the increases attributed to an overall increase in operations as the Company has significantly more water rights and capital assets and have commenced development of its proposed battery recycling plant.

In addition to operating expenses, the Company recorded other income of $14,000 relating to nominal rents received on one of the properties that had a tenant on the property. During the three months ended September 30, 2020, the Company incurred interest and accretion expense of $1,362,547, finance costs of $214,116, a loss on the change in the fair value of derivative liability of $773,886 and offset by a gain on the settlement of debt of $1,612,433. There were no accretion expenses, changes in fair value of derivatives, or settlement of debt in the current period as the Company either settled or issued common shares for all of its convertible debentures. Furthermore, as the Company has built value with its share price and has had success with raising additional capital through the issuance of equity instruments, the Company has shifted its focus on capital raising activities from debt activities to equity activities.

Net Loss

During the three months ended September 30, 2021, the Company incurred a net loss of $19,973,286 or $0.03 loss per share compared to a net loss of $3,151,209 or $0.01 loss per share during the three months ended September 30, 2020. The increase in the net loss is due to the fact that the Company had more general and administrative costs due to increases in payroll expense and share-based compensation but was offset by the fact that the Company recorded additional expenditures in the comparative period relating to changes in fair value and settlement of convertible debentures that was not applicable to the current period.

Liquidity and Capital Resources

At September 30, 2021, the Company had cash of $45,907,604 and total assets of $60,211,337 compared to cash of $12,843,502 and total assets of $21,263,103 at June 30, 2021. The increase in cash is due to the fact that the Company received proceeds of $43,088,006 from private placements and $318,750 of proceeds from exercises of share purchase warrants. The increase in total assets is due to the increase in cash of $33,064,102 and increase in property and equipment and intangible assets of $5,583,308 relating to additional acquisitions of land and water rights which will be used for the Company’s future operations.

The Company had total current liabilities of $2,445,153 at September 30, 2021, compared to $1,822,498 at June 30, 2021. The increase in current liabilities is due to an increase in accounts payable and accrued liabilities based on an increase in operating activity that resulted in larger day-to-day expenditures incurred by the Company.

As of September 30, 2021, the Company had a working capital of $45,253,219 compared to a working capital of $12,313,220 at June 30, 2021. The increase in working capital was due to the settlement of outstanding convertible notes payable, and the extinguishment of the corresponding derivative liabilities associated with said convertible notes, with the issuance of common shares and payment of cash during the period. The increase in working capital is also attributed to the inflow of financing activity during the three months ended September 30, 2021.

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

Cash Flows

Cash from Operating Activities.

During the three months ended September 30, 2021, the Company used $2,597,996 of cash for operating activities as compared to $1,071,651 during the three months ended September 30, 2020. The increase in the use of cash for operating activities was due to an increase in operating activity in the current period as the Company has acquired significant capital assets and water rights since the comparative period last year and has moved forward with the initial construction of its battery recycling plan in Nevada.

Cash from Investing Activities

During the three months ended September 30, 2021, the Company incurred $5,583,308 for the acquisition of equipment and water rights compared to acquisition costs of $2,094 for the three months ended September 30, 2020. The increase in the investing activities was based on the fact that the Company received approximately $43 million of proceeds from the issuance of common shares which is funding the Company’s growth and expansion objectives. This includes the acquisition of equipment, construction costs of the battery plant, and acquisition of additional water rights to be used as part of the Company’s operations once the battery recycling plant has been constructed and placed in service.

Cash from Financing Activities

During the three months ended September 30, 2021, the Company had net cash provided by financing activities of $41,245,406 compared to $1,536,179 for the three months ended September 30, 2020.

On September 27, 2021, the Company entered into a securities purchase agreement for the purchase and sale of an aggregate of 25,389,611 shares of the Company’s common stock and warrants to purchase an aggregate of up to 25,389,611 shares of common stock in a registered direct offering at a combined purchase price of $1.54 per share and warrant, for net proceeds to the Company of $36,938,651. The Warrants are immediately exercisable and may be exercised at any time until September 29, 2026, at an exercise price of $1.75 per share.

The Company engaged a placement agent to act as the Company’s placement agent in connection with the offering and agreed to pay the placement agent a cash fee of 5% of the gross proceeds the Company receives in the offering. In addition, the Company agreed to issue to the placement agent warrants to purchase shares equal to 5% of the gross proceeds sold under the aforementioned securities purchase agreement or warrants to purchase up to an aggregate of 1,955,000 shares. The placement agent warrants generally will have the same terms as the investor warrants, except they will have until September 29, 2024, at an exercise price of $1.54.

On August 5, 2021, the Company elected to exercise its rights pursuant to the Purchase Agreement dated April 2, 2021, to issue 3,000,000 shares for net proceeds to the Company $3,988,005.

In addition, the Company also received $318,750 of proceeds from the exercise of share purchase warrants.

During the three months ended September 30, 2020, the Company received $1,536,179 of proceeds from financing activities which included $1,075,000 from the issuance of convertible debentures less $882,571 of repayments on outstanding convertible debentures, and proceeds of $1,343,750 from the issuance of common shares.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021, the end of the period covered by this report. .. As set forth below, the Company is addressing the issues underlying this conclusion.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of September 30, 2021, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain adequate documentation evidencing the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. We did not maintain appropriate segregation of duties related to accounting processes.

The control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2021.

Remediation Plan

We continue to enhance our internal control over financial reporting to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process includes, but not limited to:

● Hiring of additional personnel with the expertise necessary to improve the financial reporting function

● Investing in a more complete internal comprehensive ERP solution that include accounting modules that integrate internal controls into the accounting process establishing better controls

● Enhancing the organizational structure to support financial reporting processes and internal controls by hiring additional qualified professionals in connection with the implementation of a new ERP system to be implemented during fiscal year 2022

● Providing guidance, education and training to employees relating to our accounting policies and procedures

●Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates

● Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable

● Continuing to engage an outside accounting firm in connection with complex accounting matters and evaluating internal controls established

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

Attestation Report on Internal Control over Financial Reporting.

This Interim Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm due to the deferral allowed for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Interim Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company issued 13,400,000 common shares pursuant to the conversion of 167,500 shares of Series C Preferred Stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

During the three months ended September 30, 2021, the Company issued 4,500,000 common shares pursuant the exercise of 5,000,000 share purchase warrants for proceeds of $337,500, of which 250,000 share purchase warrants, pursuant an aggregate cash exercise price of $18,750, exercised during the three months ended June 30, 2021.

During the three months ended September 30, 2021, the Company issued 1,125,216 common shares for the cashless exercise of 1,300,000 share purchase warrants, of which 677,300 common shares pursuant to the cashless exercise of 800,000 share purchase warrants, exercised during the three months ended June 30, 2021.

During the three months ended September 30, 2021, the Company issued 9,085,731 common shares for services with a fair value of $14,019,206, including 6,024,040 common shares with a fair value of $9,476,540 to officers and directors. As of September 30, 2021, the Company is due to issue 2,019,527 shares of common stock with a fair value of $3,080,000 for professional services, of which 2,000,000 common shares with a fair value of $3,050,000 as compensation to board members of the Company.

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

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: November 15, 2021	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer
Director

