Form 10-Q
period 2021-12-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2022-02-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

AMERICAN BATTERY TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Washington Ave. Suite 100, Reno, NV 89503

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large-accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” Rule 12b-2 of the Exchange Act.

☐	Large-accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 14, 2022 were 634,671,867.

AMERICAN BATTERY TECHNOLOGY COMPANY

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

Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that can be expected for the year ending June 30, 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2021 $	June 30, 2021 $
ASSETS
Current assets

Cash	$42,540,643	$12,843,502
Prepaid expenses and deposits	1,832,672	1,292,216

Total current assets	44,373,315	14,135,718

Property and equipment (Note 3)	11,747,322	5,484,225
Intangible assets (Note 4)	3,815,910	1,643,160
Right-of-use asset	296,407	-
Total assets	$60,232,954	$21,263,103

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	$4,456,401	$1,616,852
Due to related parties (Note 5)	205,646	205,646

Total current liabilities	4,662,047	1,822,498

Long-term liabilities	231,816	-

Total liabilities	4,893,863	1,822,498

Contingencies (Note 10)	-	-

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share Issued and outstanding: 500,000 preferred shares, as of December 31, 2021 and June 30, 2021	500	500

Series B Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share Issued and outstanding: nil preferred shares as of December 31 and June 30, 2021	–	–

Series C Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share Issued and outstanding: 27,700 and 207,700 preferred shares as of December 31, and June 30, 2021, respectively	277,000	2,077,000

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share Issued and outstanding: 631,787,717 and 573,267,632 common shares as of December 31 and June 30, 2021, respectively	631,788	573,268

Additional paid-in capital	180,279,474	121,615,738
Common stock issuable	3,304,500	247,750
Accumulated deficit	(129,154,171)	(105,073,651)

Total stockholders’ equity	55,339,091	19,440,605

Total liabilities and stockholders’ equity	$60,232,954	$21,263,103

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations

(unaudited)

	Three-months ended December 31, 2021 $	Three-months ended December 31, 2020 $	Six months ended December 31, 2021 $	Six months ended December 31, 2020 $
Operating expenses

Exploration costs	$190,289	$2,902	$270,984	$109,699
General and administrative	3,916,825	22,614,058	23,823,416	24,920,354

Total operating expenses	4,107,114	22,616,960	24,094,400	25,030,053

Net loss before other income (expense)	(4,107,114)	(22,616,960)	(24,094,400)	(25,030,053)

Other income (expense)

Accretion and interest expense	(4,140)	(837,953)	(4,140)	(2,200,500)
Financing costs	-	(190,980)	-	(405,096)
Change in fair value of derivative liability (Note 7)	-	(6,244,285)	-	(7,018,171)
Gain on settlement of debt	-	1,850,178	-	3,462,611
Other income (expense)	25,775	-	39,775	-

Total other income (expense)	21,635	(5,423,040)	35,635	(6,161,156)

Net loss attributable to stockholders	$(4,085,479)	$(28,040,000)	$(24,058,765)	$(31,191,209)

Net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.04)	$(0.07)

Weighted average shares outstanding	631,458,183	462,276,476	652,587,349	453,644,098

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Accumulated Deficit	Total
Balance September 30, 2021	500,000	500	40,200	402,000	629,768,190	629,768	178,716,600	3,080,000	(125,062,684)	57,766,184
Shares issued for services	-	-	-	-	1,019,527	1,020	1,438,874	224,500	-	1,664,394
Shares issued pursuant to Series C preferred shares conversion	-	-	(12,500)	(125,000)	1,000,000	1,000	124,000	-	-	-
Dividends declared	-	-	-	-	-	-	-	-	(6,008)	(6,008)
Net loss for the period	-	-	-	-	-	-	-	-	(4,085,479)	(4,085,479)
Balance, December 31, 2021	500,000	500	27,700	277,000	631,787,717	631,788	180,279,474	3,304,500	(129,154,171)	55,339,091

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Accumulated Deficit	Total
Balance, September 30, 2020	300,000	300	-	-	459,264,660	459,265	61,161,379	1,343,750	(66,360,155)	(3,395,461)
Shares issued for services	200,000	200	-	-	17,900,000	17,900	21,012,100	35,000	-	21,065,200
Shares issued for exercise of warrants	-	-	-	-	7,326,430	7,326	(7,326)	-	-	-
Shares issued from private placement, net of issuance costs	-	-	241,450	2,414,500	-	-	-	(6,250)	-	2,408,250
Shares issued pursuant to note conversion	-	-	40,000	400,000	6,131,656	6,131	809,104	-	-	1,215,235
Share subscriptions received	-	-	-	-	12,000,000	12,000	1,542,724	(1,343,750)	-	210,974
Dividends declared	-	-	-	-	-	-	-	-	(7,869)	(7,869)
Net loss for the period,	-	-	-	-	-	-	-	-	(28,040,000)	(28,040,000)
Balance, December 31, 2020	500,000	500	281,450	2,814,500	502,622,746	502,622	84,517,981	28,750	(94,408,024)	(6,543,671)

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Accumulated Deficit	Total
Balance, June 30, 2021	500,000	500	207,700	2,077,000	573,267,632	573,268	121,615,738	247,750	(105,073,651)	19,440,605
Shares issued for services	-	-	-	-	10,105,258	10,105	15,647,995	3,075,500	-	18,733,600
Shares issued for exercise of warrants	-	-	-	-	5,625,216	5,625	331,875	(18,750)	-	318,750
Shares issued from private placement, net of issuance costs	-	-	-	-	25,389,611	25,390	36,913,261	-	-	36,938,651
Shares issued pursuant to Series C preferred shares conversion	-	-	(180,000)	(1,800,000)	14,400,000	14,400	1,785,600	-	-	-
Shares issued pursuant to share purchase agreement	-	-	-	-	3,000,000	3,000	3,985,005	-	-	3,988,005
Dividends declared	-	-	-	-	-	-	-	-	(21,755)	(21,755)
Net loss for the period	-	-	-	-	-	-	-	-	(24,058,765)	(24,058,765)
Balance, December 31, 2021	500,000	500	27,700	277,000	631,787,717	631,788	180,279,474	3,304,500	(129,154,171)	55,339,091

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Accumulated Deficit	Total
Balance, June 30, 2020	300,000	300	-	-	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)
Shares issued for services	200,000	200			31,140,000	31,140	22,581,130	35,000	-	22,647,470
Shares issued for exercise of warrants	-				12,381,562	12,381	(12,381)	-	-	-
Shares issued from private placement, net of issuance costs	-		241,450	2,414,500	60,625,000	60,625	2,389,375	(2,456,250)		2,408,250
Shares issued pursuant to note conversion	-		40,000	400,000	21,284,971	21,285	2,564,182			2,985,467
Share subscriptions received	-				12,000,000	12,000	1,542,724			1,554,724
Dividends declared	-								(7,869)	(7,869)
Net loss for the period,	-	-	-	-	-	-	-	-	(31,191,209)	(31,191,209)
Balance, December 31, 2020	500,000	500	281,450	2,814,500	502,622,746	502,622	84,517,981	28,750	(94,408,024)	(6,543,671)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six-months ended December 31, 2021 $	Six-months ended December 31, 2020 $

Operating Activities

Net loss, attributable to common stockholders	$(24,058,765)	$(31,191,209)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	-	2,111,346
Change in fair value of derivative liability	-	7,018,171
Depreciation expense	24,412	5,202
Right-of-use asset amortization	15,163	-
Net change in operating lease liability	(8,468)	-
Discount on convertible notes payable	-	73,499
Gain on settlement of debt	-	(3,462,611)
Shares issued for services	18,733,600	22,647,470
Warrants issued	-	83,724
Loss on impairment	186,779	-

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(540,456)	29,880
Accounts payable and accrued liabilities	1,326,659	397,873
Due to related parties	-	(424,303)

Net Cash Used In Operating Activities	(4,321,076)	(2,710,958)

Investing Activities

Acquisition of property and equipment	(5,054,439)	(4,785)
Purchase of water rights	(2,172,750)	(907,380)

Net Cash Used In Investing Activities	(7,227,189)	(912,165)

Financing Activities

Proceeds from issuance of convertible notes payable	-	1,350,000
Repayment of convertible note payable	-	(1,761,397)
Proceeds from exercise of share purchase warrants	318,750	-
Proceeds from issuance of common shares	43,088,006	3,608,250
Share issuance costs	(2,161,350)	-

Net Cash Provided By Financing Activities	41,245,406	3,196,853

Change in Cash	29,697,141	(426,270)

Cash – Beginning	12,843,502	829,924

Cash – End	$42,540,643	$403,654

Supplemental disclosures
Interest paid		63,216

Non-cash investing and financing activities

Building construction costs	1,419,849	-
Discount on convertible debt	-	275,000
Original issuance discount on convertible debt	-	51,000
Beneficial conversion feature on convertible debt		271,000
Common shares issued for conversion of debt	-	2,585,467
Preferred shares issued for conversion of debt	-	400,000
Common shares issued for conversion of preferred shares	1,800,000	-
Fair value of commission warrants issued	2,699,039	-
Dividends payable	21,755	7,869

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2021

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (“ABTC”) is a startup company in the lithium-ion battery industry that is working to increase the domestic US production of battery materials, such as lithium, nickel, cobalt and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach ABTC is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

The Company was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 100 Washington Ave., Suite 100, Reno, NV 89503.

Liquidity and Capital Resources

During the six months ended December 31, 2021, the Company incurred a net loss of $24,058,765 and used cash of $4,321,076 for operating activities. At December 31, 2021, the Company has an accumulated deficit of $129,154,171.

On September 27, 2021, the Company secured net proceeds of $36,938,651 to construct and commission its lithium-ion battery recycling pilot plant, fund operations, and increase research and development activities. The Company believes its recent capital raise, and its current cash holdings will be sufficient to meet its future working capital needs. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (inactive) and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABTC AG, LLC. All inter-company accounts and transactions have been eliminated upon consolidation.

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

(c) Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, recoverability of long-lived assets and deferred income tax asset valuation allowances.

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

(d) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and convertible shares. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2021, the Company had 49,960,611 share purchase warrants outstanding and Series C Preferred Stock convertible to 2,216,000 common shares that are both potentially dilutive in nature.

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

3. Property and Equipment

	Building	Equipment	Vehicles	Land	Total
Cost:

Balance, June 30, 2021	-	99,466	61,916	5,340,621	5,502,003
Additions	4,874,640	28,327	-	1,571,321	6,474,288
Impairment loss	-	-	-	(186,779)	(186,779)

Balance, December 31, 2021	4,874,640	127,793	61,916	6,725,163	11,789,512

Accumulated Depreciation

Balance, June 30, 2021	-	4,356	13,422	-	17,778
Additions	-	17,944	6,468	-	24,412
Balance, December 31, 2021	-	22,300	19,890	-	42,190

Carrying Amounts:
Balance, June 30, 2021	-	95,110	48,494	5,340,621	5,484,225
Balance, December 31, 2021	4,874,640	105,493	42,026	6,725,163	11,747,322

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2021

(unaudited)

The building is currently in construction and is not available for use. As of December 30, 2021, equipment deposits related to operations of the Company whereby the equipment is not yet complete nor placed in service in the amount of $1,134,377 (June 30, 2021 - $nil) is presented in “Prepaid expenses and deposits” on the consolidated balance sheets.

The Company has impaired the carrying value of land purchased February 2021 in Tonopah, NV. The Company adjusted the carrying value of the land to that of the closing price stated in the agreement ($85,000). The impairment is due to the change in value of the stock from the time the agreement was originally executed to the time the stock was transferred into the mutual escrow account. The execution of the contract in full, including title transfer, did not occur until September 2021. The Company has adjusted the carrying value of the land using the agreed-upon contract price of the parcel at inception of the contract. Loss on impairment of $186,779 is recognized in general and administrative expenses for the six months ended December 31, 2021.

4. Intangible Assets

Water Rights
Cost:

Balance, June 30, 2021	1,643,160
Additions	2,172,750
Impairment loss	-
Balance, December 31, 2021	3,815,910

During the six months ended December 31, 2021, the Company purchased 173.8 acres of water rights in the City of Fernley, Nevada for $2,172,750. The water rights will be used to ensure the Company’s lithium-ion battery recycling plant will have adequate water to operate at full capacity once construction is complete. The water rights are treated in accordance with ASC 350, Intangible Assets, and have an unlimited useful life given that there are no expiration dates on the water rights acquired by the Company.

5. Related Party Transactions

As of December 31, 2021, the Company owes $205,646 (June 30, 2021 - $205,646) to two former executives of the Company for advances made to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

During the six months ended December 31, 2021, the Company issued 10,000,000 common shares pursuant to the conversion of 125,000 Series C Preferred Shares to a company in which a director of the Company has a minority equity interest of 5.161%.

6. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“ROU assets”) are presented within the asset section of the Company’s Consolidated Balance Sheets, while lease liabilities are included within the liability section of the Company’s Consolidated Balance Sheets as of December 31, 2021.

ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the ROU assets for certain properties include the renewal options that the Company is reasonably certain to exercise.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the period ending December 31, 2021 based on historical lending agreements. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the six months ended December 31, 2021 were $15,163.

As of December 31, 2021, short term lease liabilities of $71,286 are included in “Accounts payable and accrued expenses” on the consolidated balance sheets. The table below presents total operating lease ROU assets and lease liabilities at:

	December 31, 2021 $	June 30, 2021 $
Operating lease right-of-use asset	296,407	–
Operating lease liabilities	303,102	–

The table below presents the maturities of operating lease liabilities as of December 31, 2021:

December 31, 2021 $
2022	93,296
2023	129,098
2024	121,868
Total lease payments	344,262
Less: discount	(41,160)

Total operating lease liabilities	303,102

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use assets:

Six Months Ended December 31, 2021 $
Weighted average lease term (years)	2.8
Weighted average discount rate	8.0%

7. Derivative Liabilities

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

For the six months ended December 31, 2021, the Company did not record an expense associated with the change in fair market value of derivatives because the Company had no derivative liability at December 31, 2021 and June 30, 2021. For the six months ended December 31, 2020, the Company recognized an expense related to the change in fair value of derivative liabilities of $7,018,171.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2021

(unaudited)

8. Stockholders’ Equity

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001.

Series A Preferred Stock

The Company has 500,000 shares of Series A Preferred Stock authorized and outstanding with a par value of $0.001 as of December 31 and June 30, 2021. The shares allow the holder to vote 1,000 shares for each share of Series A stock in any vote of the shareholders of the Company and the Board is authorized to issue such preferred stock as is necessary. On August 25, 2021, the Board approved a resolution to retire all the outstanding Series A shares of Preferred Stock. On January 27, 2022, the Company redeemed all outstanding shares of Series A Preferred Stock.

Series B Preferred Stock

As of December 31 and June 30, 2021, 2,000,000 shares authorized with a par value of $10.00, no shares issued.

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

During the six months ended December 31, 2021, the Series C Preferred Stockholders converted 180,000 shares of Series C Preferred Stock (par value of $1,800,000) to 14,400,000 shares of common stock.

Common Stock

Six Months Ended December 31, 2021

During the period, the Company issued 14,400,000 common shares pursuant to the conversion of 180,000 shares of Series C Preferred Stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

During the period, the Company issued 25,389,611 units for proceeds of $39,100,001 pursuant to a private placement issuance at $1.54 per share. Each unit is comprised of one common share of the Company and one share purchase warrant, where each share purchase warrant is exercisable into one common share of the Company at $1.75 per share for a period of five years from the issuance date. As part of the financing, the Company paid $2,161,350 of share issuance costs and issued 1,955,000 warrants as a commission fee, which are exercisable at $1.54 per common share for a period of three years from the date of the issuance. The fair value of the commission warrants was $2,699,039 and was determined based on the Black-Scholes option pricing model assuming volatility of 166%, risk-free rate of 0.56%, expected life of three years, and no expected forfeitures or dividends.

During the period, the Company issued 4,500,000 common shares pursuant the exercise of 5,625,216 share purchase warrants for proceeds of $337,500, of which 250,000 share purchase warrants, pursuant an aggregate cash exercise price of $18,750, exercised during the quarter ended June 30, 2021.

During the period, the Company issued 3,000,000 common shares pursuant the Share Purchase Agreement, effective April 2, 2021, for aggregate proceeds of $3,988,005.

During the six months ended December 31, 2021, the Company issued 10,105,258 common shares for services with a fair value of $15,658,100, including 7,024,040 common shares with a fair value of $11,001,541 to officers and directors of the Company. As of December 31, 2021, the Company has 2,660,045 shares of common stock issuable for professional services with a fair value of $3,304,500 for professional services, of which 2,035,000 common shares with a fair value of $2,632,000 as compensation to board members of the Company.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2021

(unaudited)

Common Stock (Continued)

Six Months ended December 31, 2020

During the period, the Company issued 31,140,000 common shares for services with a fair value of $22,612,270 for professional services, including 5,000,000 shares issued to directors of the Company with a fair value of $1,080,000.

During the period, the Company issued 21,284,971 common shares with a fair value of $2,585,467 for the conversion of $915,998 of note payable, $94,697 of accrued interest, $525 of fees and $1,994,882 of derivative liability resulting in a gain on settlement of $376,254.

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

During the period, the Company issued 60,625,000 units for proceeds of $2,450,000 received during the year ended June 30, 2020. Each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.075 per share until October 31, 2024.

During the period, the Company issued 12,381,562 common shares for the exercise of cashless warrants.

9. Share Purchase Warrants

	2021
	Number of warrants	Weighted average exercise price

Balance, June 30	27,866,000	0.09
Issued	27,344,611	1.73
Exercised	(6,000,000)	0.08
Expired	-	-
Balance, December 31	49,210,611	0.99

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2021

(unaudited)

Additional information regarding share purchase warrants as of December 31, 2021, is as follows:

	2021
	Outstanding and exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.075	20,250,000	2.8
0.25	1,616,000	2.0
1.54	1,955,000	2.7
1.75	25,389,611	4.7
	49,210,611	3.8

10. Restricted Share Units

The Company has established a restricted share unit (RSU) incentive plan for executives, directors, and certain employees. Awards generally vest over a four-year period at a rate of 25% per annum commencing on the first anniversary of the grant date.

During the three months ended September 30, 2021, the Company contracted 775,000 restricted share units to two employees of the Company, including an officer of the Company. During the three months ended December 31, 2021, the identical employees amended their employee contracts to have these share unit agreements reverted back to the Company. Share-based compensation expense was originally recorded during the three months ended September 30, 2021, however, the expense has been reversed during the three months ended December 31, 2021. No share-based compensation during the six months ended December 31, 2020.

11. Contingencies

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

12. Subsequent Events

On January 27, 2022, the Company redeemed all outstanding shares of Series A Preferred Stock.

On January 27, 2022, the Company issued 668,150 shares from the cashless exercise of 750,000 share purchase warrants.

On February 2, 2022 the Company issued a Mandatory Conversion Notice to the remaining Series C Preferred stockholders. The notice converts all outstanding shares of Series C Preferred Stock to common stock at an 80:1 conversion ratio. 3,216,000 Common shares have been issued since October 1, 2021, with 2,216,000 common shares being issued after December 31, 2021.

On February 8, 2022 the Company issued $125,700 in dividend payments to Series C stockholders that held shares from date of issuance. No remaining dividends are expected to be paid in relation to Series C Preferred Stock as there are no remaining Series C Preferred Stock outstanding as of the issuance date of this report.

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

Background

The lithium-ion battery manufacturing supply chain is organized into four industries that operate in series: battery material manufacturers, material refiners, cell manufacturers, and end-use product (electric vehicle, stationary storage, consumer electronics, etc.) manufacturers. While the scale of manufacturing of lithium-ion battery cells and of electric vehicles and other end-use products have grown substantially within the US in recent years, there has been little domestic growth in the battery material manufacturing and material refining portions of the supply chain. This has led to an imbalance within the domestic US supply chain and has caused most of the cell manufacturing and end-use product manufacturers to rely on foreign supplies of their raw and refined feedstock materials. The situation is so dire that in its “Mineral Commodity Summaries 2021” report, the US Geological Survey estimated that less than 1% of each of these critical and strategic battery metals (lithium, nickel, cobalt, and manganese) produced globally in 2021 were produced within the US.

American Battery Technology Company (“ABTC”) is a technology development and commercialization company in the lithium-ion battery industry that is working to increase the domestic US production of these battery materials through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries for the recovery of battery metals. Through this three-pronged approach ABTC is working to both increase the domestic production of these battery metals, and to ensure that as these materials reach their end of lives that the constituent elemental metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

In order to implement this business strategy, the company is currently constructing its first integrated lithium-ion battery recycling facility, which will take in waste and end-of-life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The construction, commissioning, and operations of this facility are of the highest priority to the company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. Correspondingly, while the company has traditionally enlisted the services of many external advisors and consultants, the company has conducted a thorough review and has ended service agreements that are not critical to the execution of this mission. The net impact of this increase in internal technical resources, and decrease in external consulting services, has resulted in an 80% decrease in total operating costs and a 90% reduction in the value of shares issued for services from the three months ended September 30, 2021 to the three months ended December 31, 2021.

Financial highlights:

●	Cash was $42.5 million as of December 31, 2021
●	Cash provided by private placement for the six months ended December 31, 2021 was $36.9 million
●	Cash used for the acquisition of property, equipment and water rights for the six months ended December 31, 2021 were $7.2 million
●	Cash used in operations for the six months ended December 31, 2021 was $4.3 million, up 59% year-over-year
●	Total operating costs for the six months ended December 31, 2021 were $24.1 million, down 4% year-over-year
●	Total operating costs for the three months ended December 31, 2021 were $4.1 million, down 79% from the three months ended September 30, 2021
●	Total value of shares issued for services for the three months ended December 31, 2021 were $1.7 million, down 90% from the three months ended September 30, 2021

Components of Statements of Operations

Expenses

Exploration costs consist of expenditures in the exploration of new primary resources of battery metals including drilling, travel and soil sampling costs.

General and administrative expenses consist of office expense, legal, salaries and benefits and laboratory costs. The Company has recognized non-cash expenses related to shares issued for professional services of $16.9 million during the three months ended September 30, 2021, and $1.8 million during the three months ended December 31, 2021. The Company has recognized non-cash expenses related to shares issued for professional services of $18.7 million during the six months ended December 31, 2021 compared to $22.6 million during the six months ended December 31, 2020.

During the six months ended December 31, 2021, the Company incurred $24.1 million of operating expenses compared to $25.0 million of operating expenses during the six months ended December 31, 2020.

The Company incurred other income of $35,635 during the six months ended December 31, 2021 compared to other expenses of $6.2 million during the six months ended December 31, 2020.

Net Loss

During the six months ended December 31, 2021, the Company incurred a net loss of $24.1 million or $0.04 loss per share compared to a net loss of $31.2 million or $0.07 loss per share during the six months ended December 31, 2020.

Liquidity and Capital Resources

At December 31, 2021, the Company had cash of $42.5 million and total assets of $60.2 million compared to cash of $12.8 million and total assets of $21.3 million at June 30, 2021. The increase in cash was due to the fact that the Company received net proceeds of $43.1 million from private placements and $0.3 million of proceeds from exercises of share purchase warrants. The increase in total assets was due to the increase in cash of $29.7 million and increase in property and equipment and intangible assets of $7.2 million relating to additional acquisitions of land and water rights which will be used for the Company’s future pilot plant operations.

The Company had total current liabilities of $4.7 million at December 31, 2021, compared to $1.8 million at June 30, 2021. The increase in current liabilities is due to an increase in accounts payable and accrued liabilities based on larger day-to-day operating expenditures and unbilled construction costs.

As of December 31, 2021, the Company had a working capital of $39.7 million compared to a working capital of $12.3 million at June 30, 2021. The increase in working capital was due to the settlement of outstanding convertible notes payable, and the extinguishment of the corresponding derivative liabilities associated with said convertible notes, with the issuance of common shares and payment of cash during the period. The increase in working capital was also attributed to the inflow of financing activity during the six months ended December 31, 2021.

Cash Flows

Cash from Operating Activities.

During the six months ended December 31, 2021, the Company used $4.3 million of cash for operating activities as compared to $2.7 million during the six months ended December 31, 2020. The increase in the use of cash for operating activities was due to an increase in operating activity in the current period including additional staff, legal costs, accounting costs and increased office expenses.

Cash from Investing Activities

During the six months ended December 31, 2021, the Company paid $7.2 million on expenditures related to the construction, procurement of equipment and water rights necessary to construct and commission the Pilot Plant. This is in comparison to the to acquisition costs of $0.9 million for the six months ended December 31, 2020. The increase in the investing activities is due to the fact that the Company continues to invest in the construction of its Pilot Plant where the necessary demonstrations will occur, as well as the continued acquisition of water rights and land in the Norther Nevada region to support further operations of the Company. The Company expects to see additional increases in investing activities as these projects progress to meet management expectations.

Cash from Financing Activities

During the six months ended December 31, 2021, the Company had net cash provided by financing activities of $41.2 million compared to $3.2 million for the six months ended December 31, 2020.

On September 27, 2021, the Company entered into a securities purchase agreement for the purchase and sale of an aggregate of 25,389,611 shares of the Company’s common stock and warrants to purchase an aggregate of up to 25,389,611 shares of common stock in a registered direct offering at a combined purchase price of $1.54 per share and warrant, for net proceeds to the Company of $36.9 million. The Warrants are immediately exercisable and may be exercised at any time until September 29, 2026, at an exercise price of $1.75 per share.

The Company engaged a placement agent to act as the Company’s placement agent in connection with the offering and agreed to pay the placement agent a cash fee of 5% of the gross proceeds the Company receives in the offering. In addition, the Company agreed to issue to the placement agent warrants to purchase shares equal to 5% of the gross proceeds sold under the securities purchase agreement or warrants to purchase up to an aggregate of 1,955,000 shares. The placement agent warrants generally will have the same terms as the investor warrants, except they will expire September 29, 2024, at an exercise price of $1.54.

On August 5, 2021, the Company elected to exercise its rights pursuant to the Purchase Agreement dated April 2, 2021, to issue 3,000,000 shares for net proceeds to the Company of $4.0 million.

In addition, the Company also received $0.3 million of proceeds from the exercise of share purchase warrants.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this report. . As set forth below, the Company is addressing the issues underlying this conclusion.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain adequate documentation evidencing the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. We did not maintain appropriate segregation of duties related to accounting processes.

The control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2021.

Remediation Plan

We continue to enhance our internal control over financial reporting to remediate the material weaknesses described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process includes, but not limited to:

●	Successful hiring of additional personnel with the expertise necessary to improve the financial reporting function

●	Successful implementation of a more comprehensive ERP solution that include accounting modules that integrate internal controls into the accounting process

●	Providing guidance, education and training to employees relating to our accounting policies and procedures

●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates

●	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls

We have engaged a firm that specializes in Cyber and IT protection to further enhance the protection of our financial information, employee information, proprietary methods and strategic partnerships.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2021, the Company issued 4,500,000 common shares pursuant the cash exercise of 4,750,000 share purchase warrants for proceeds of $337,500, of which 250,000 share purchase warrants, pursuant an aggregate cash exercise price of $18,750, exercised during the prior year ended June 30, 2021.

During the six months ended December 31, 2021, the Company issued 1,125,216 common shares for the cashless exercise of 1,250,000 share purchase warrants, of which 677,300 common shares pursuant to the cashless exercise of 800,000 share purchase warrants, exercised during the prior year ended June 30, 2021.

During the six months ended December 31, 2021, the Company issued 10,105,258 common shares for services with a fair value of $15,658,100, including 7,024,040 common shares with a fair value of $11,001,541 to officers and directors of the Company. As of December 31, 2021, the Company has 2,660,045 shares of common stock issuable for professional services with a fair value of $3,304,500 for professional services, of which 2,035,000 common shares with a fair value of $2,632,000 as compensation to board members of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: February 14, 2022	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer
Director

