Form 10-Q
period 2022-03-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2022-05-16
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2022

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

Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 16, 2022 were 645,695,337 ..

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

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year ending June 30, 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets

	March 31, 2022 (Unaudited)	June 30, 2021
ASSETS
Current assets

Cash	$36,323,316	$12,843,502
Investments	44,624	-
Prepaid expenses and deposits	400,929	1,292,216

Total current assets	36,768,869	14,135,718

Property and equipment, net (Note 3)	15,741,458	5,484,225
Intangible assets (Note 4)	3,815,910	1,643,160
Right-of-use asset	273,449	-
Total assets	$56,599,686	$21,263,103

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities	$3,528,576	$1,616,852
Due to related parties (Note 5)	205,646	205,646

Total current liabilities	3,734,222	1,822,498

Long-term liabilities	204,081	-

Total liabilities	3,938,303	1,822,498

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share issued and outstanding: nil and 500,000 preferred share as of March 31, 2022 and June 30, 2021, respectively	-	500

Series B Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share issued and outstanding: nil preferred shares as of March 31, 2022 and June 30, 2021	-	-

Series C Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share issued and outstanding: nil and 207,700 preferred shares as of March 31, 2022 and June 30, 2021, respectively	-	2,077,000

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share issued and outstanding: 645,695,337 and 573,267,632 common shares as of March 31, 2022 and June 30, 2021, respectively	645,695	573,268

Additional paid-in capital	183,792,910	121,615,738
Common stock issuable	7,500	247,750
Accumulated deficit	(131,784,722)	(105,073,651)

Total stockholders’ equity	52,661,383	19,440,605

Total liabilities and stockholders’ equity	$56,599,686	$21,263,103

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021	Nine months ended March 31, 2022	Nine months ended March 31, 2021
Operating expenses

Exploration costs	$202,555	$211	$473,539	$109,910
General and administrative	2,631,020	6,806,803	26,454,436	31,727,157

Total operating expenses	2,833,575	6,807,014	26,927,975	31,837,067

Net loss before other income (expense)	(2,833,575)	(6,807,014)	(26,927,975)	(31,837,067)

Other income (expense)

Accretion and interest expense	(5,962)	(713,970)	(10,102)	(2,914,470)
Financing costs	-	(41)	-	(405,137)
Change in fair value of derivative liability (Note 7)	-	(12,637,125)	-	(19,655,296)
Gain on settlement of debt	-	15,220,668	-	18,683,279
Gain on sale of mining claims	153,393	-	153,393	-
Unrealized loss on investment	(5,376)	-	(5,376)	-
Other income	60,969	1,396	100,744	1,396

Total other income (expense)	203,024	1,870,928	238,659	(4,290,228)

Net loss attributable to stockholders	$(2,630,551)	$(4,936,086)	$(26,689,316)	$(36,127,295)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.08)

Weighted average shares outstanding	634,379,111	506,775,985	619,973,643	476,505,278

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

For the three months ended March 31, 2022

	Series A Preferred Shares	Series A Preferred Par Amount	Series C Preferred Shares	Series C Preferred Par Amount	Common Shares	Par Amount	Additional Paid-In Capital	Common Stock Issuable	Accumulated Deficit	Total
Balance, December 31, 2021	500,000	500	27,700	277,000	631,787,717	631,788	180,279,474	3,304,500	(129,154,171)	55,339,091
Shares issued for services	-	-	-	-	4,023,470	4,023	4,675,820	(3,297,000)	-	1,382,843
Cancellation of previously issued shares	-	-	-	-	(1,000,000)	(1,000)	(2,029,000)	-	-	(2,030,000)
Shares issued for exercise of warrants	-	-	-	-	8,668,150	8,668	591,332	-	-	600,000
Shares issued pursuant to Series C preferred share conversion	-	-	(27,700)	(277,000)	2,216,000	2,216	274,784	-	-	-
Redemption of Series A preferred shares	(500,000)	(500)	-	-	-	-	500	-	-	-
Dividends declared	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	(2,630,551)	(2,630,551)
Balance, March 31, 2022	-	-	-	-	645,695,337	645,695	183,792,910	7,500	(131,784,722)	52,661,383

For the three months ended March 31, 2021

	Series A Preferred Shares	Series A Preferred Par Amount	Series C Preferred Shares	Series C Preferred Par Amount	Common Shares	Par Amount	Additional Paid-In Capital	Common Stock Issuable	Accumulated Deficit	Total
Balance, December 31, 2020	500,000	500	281,450	2,814,500	502,622,746	502,622	84,517,981	28,750	(94,408,024)	(6,543,671)
Shares issued for services	-	-	-	-	2,510,036	2,510	4,457,182	(35,000)	-	4,424,692
Shares issued for exercise of warrants	-	-	-	-	30,716,118	30,715	500,535	-	-	531,250
Shares issued pursuant to note conversion	-	-	-	-	1,400,779	1,400	5,326,525	-	-	5,327,925
Shares issued pursuant to Series C preferred shares conversion	-	-	(41,250)	(412,500)	3,300,000	3,300	409,200	-	-	-
Shares issued pursuant to share purchase agreement	-	-	-	-	4,250,000	4,250	9,227,388	-	-	9,231,638
Share subscriptions received	-	-	-	-	-	-	-	100,000	-	100,000
Beneficial conversion feature on convertible debt	-	-	-	-	69,252	69	271,710			271,779
Dividends declared	-	-	-	-	-	-	-	-	(51,270)	(51,270)
Net loss for the period	-	-	-	-	-	-	-	-	(4,936,086)	(4,936,086)
Balance, March 31, 2021	500,000	500	240,200	2,402,000	544,868,931	544,866	104,710,521	93,750	(99,395,380)	8,356,257

For the nine months ended March 31, 2022

	Series A Preferred Shares	Series A Preferred Par Amount	Series C Preferred Shares	Series C Preferred Par Amount	Common Shares	Par Amount	Additional Paid-In Capital	Common Stock Issuable	Accumulated Deficit	Total
Balance, June 30, 2021	500,000	500	207,700	2,077,000	573,267,632	573,268	121,615,738	247,750	(105,073,651)	19,440,605
Shares issued for services	-	-	-	-	14,128,728	14,128	20,323,815	(221,500)	-	20,116,443
Cancellation of previously issued shares	-	-	-	-	(1,000,000)	(1,000)	(2,029,000)	-	-	(2,030,000)
Shares issued for exercise of warrants	-	-	-	-	14,293,366	14,293	923,207	(18,750)	-	918,750
Shares issued from private placement, net of issuance costs	-	-	-	-	25,389,611	25,390	36,913,261	-	-	36,938,651
Shares issued pursuant to Series C preferred shares conversion	-	-	(207,700)	(2,077,000)	16,616,000	16,616	2,060,384	-	-	-
Redemption of Series A preferred shares	(500,000)	(500)	-	-	-	-	500	-	-	-
Shares issued pursuant to share purchase agreement	-	-	-	-	3,000,000	3,000	3,985,005	-	-	3,988,005
Dividends declared	-	-	-	-	-	-	-	-	(21,755)	(21,755)
Net loss for the period	-	-	-	-	-	-	-	-	(26,689,316)	(26,689,316)
Balance, March 31, 2022	-	-	-	-	645,695,337	645,695	183,792,910	7,500	(131,784,722)	52,661,383

For the nine months ended March 31, 2021

	Series A Preferred Shares	Series A Preferred Par Amount	Series C Preferred Shares	Series C Preferred Par Amount	Common Shares	Par Amount	Additional Paid-In Capital	Common Stock Issuable	Accumulated Deficit	Total
Balance, June 30, 2020	300,000	300	-	-	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)
Shares issued for services	200,000	200	-	-	33,650,036	33,650	27,038,312	-	-	27,072,162
Shares issued for exercise of warrants	-	-	-	-	43,097,680	43,096	488,154	-	-	531,250
Shares issued from private placement, net of issuance costs	-	-	241,450	2,414,500	60,625,000	60,625	2,389,375	(2,450,000)	-	2,414,500
Shares issued pursuant to note conversion	-	-	40,000	400,000	22,685,750	22,685	7,890,707	-	-	8,313,392
Shares issued pursuant to Series C preferred shares conversion	-	-	(41,250)	(412,500)	3,300,000	3,300	409,200	-	-	-
Shares issued pursuant to share purchase agreement	-	-	-	-	16,250,000	16,250	10,415,388	-	-	10,431,638
Shares issued pursuant to property purchase agreement	-	-	-	-	69,252	69	271,710	-	-	271,779
Share subscriptions received	-	-	-	-	-	-	-	93,750	-	93,750
Share purchase warrants issued	-	-	-	-	-	-	83,724	-	-	83,724
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	271,000			271,000
Dividends declared	-	-	-	-	-	-	-	-	(59,139)	(59,139)
Net loss for the period	-	-	-	-	-	-	-	-	(36,127,295)	(36,127,295)
Balance, March 31, 2021	500,000	500	240,200	2,402,000	544,868,931	544,866	104,710,521	93,750	(99,395,380)	8,356,257

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended March 31, 2022	Nine months ended March 31, 2021

Operating Activities

Net loss, attributable to stockholders	$(26,689,316)	$(36,127,295)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion expense	-	2,803,429
Depreciation expense	36,818	7,741
Right-of-use asset amortization	38,121	-
Net change in operating lease liability	(21,384)	-
Change in fair value of derivative liability	-	19,655,296
Discount on convertible notes payable	-	73,500
Gain on settlement of debt	-	(18,683,279)
Shares issued for services	18,086,443	27,072,162
Loss on impairment	186,779	-
Settlement of mining claims in stock	(50,000)	-
Unrealized loss on investment	5,376	-

Changes in operating assets and liabilities:

Prepaid expenses and deposits	891,287	(184,253)
Accounts payable and accrued liabilities	254,676	561,498
Due to related parties	-	(419,303)

Net Cash Used in Operating Activities	(7,261,200)	(5,240,504)

Investing Activities

Acquisition of property and equipment	(8,805,942)	(907,380)
Purchase of water rights	(2,172,750)	(817,000)

Net Cash Used In Investing Activities	(10,978,692)	(1,724,380)

Financing Activities

Dividends paid	(125,700)	-
Proceeds from issuance of convertible notes payable	-	1,350,000
Repayment of convertible note payable	-	(1,761,397)
Repayment of note payable	-	(59,236)
Proceeds from share purchase agreement	-	10,431,638
Proceeds from exercise of share purchase warrants	918,750	614,974
Proceeds from issuance of common shares	43,088,006	2,508,250
Share issuance costs	(2,161,350)	-

Net Cash Provided by Financing Activities	41,719,706	13,084,229

Change in Cash	23,479,814	6,119,345

Cash – Beginning	12,843,502	829,924

Cash – End	$36,323,316	$6,949,269

Supplemental disclosures
Interest paid	10,102	-

Non-cash investing and financing activities

Fair value of preferred shares redeemed	100	-
Noncash construction costs in accounts payable	1,674,888	-
Initial value of lease liabilities	311,570	-
Discount on convertible debt	-	403,378
Original issuance discount on convertible debt	-	51,000
Beneficial conversion feature on convertible debt	-	271,000
Common shares issued for conversion of debt	-	7,913,392
Preferred shares issued for conversion of debt	-	400,000
Common shares issued for conversion of preferred shares	2,216,000	412,500
Common shares issued for acquisition of property	-	271,779
Fair value of commission warrants issued	2,699,039	-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2022

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

Liquidity and Capital Resources

During the nine months ended March 31, 2022, the Company incurred a net loss of $26.7 million and used cash of $7.3 million for operating activities. At March 31, 2022, the Company has an accumulated deficit of $131.8 million.

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

a)	Basis of Presentation and Principles of Consolidation

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

b)	Interim Financial Statements

These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The interim financial statements and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2022

(unaudited)

2. Summary of Significant Accounting Policies (continued)

d)	Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and convertible shares. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2022, the Company had 41,210,611 share purchase warrants outstanding exercisable into 41,210,611 common shares that are dilutive in nature.

e)	Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the timing and method of adoption and the related impact of the new guidance on the earnings per share and on its financial statements.

In November 2021, FASB issued ASU No. 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning July 1, 2022. The Company is currently evaluating the timing and method of adoption and the related impact of the new guidance on the earnings per share and on its financial statements.

3. Property and Equipment

	Building	Equipment	Vehicles	Land	Total
Cost:

Balance, June 30, 2021	$-	$99,466	$61,916	$5,340,621	$5,502,003
Additions		38,327	-	1,571,322	1,609,649
Construction in process	7,732,151	1,139,030	-	-	8,871,181
Impairment loss	-	-	-	(186,779)	(186,779)

Balance, March 31, 2022	$7,732,151	$1,276,823	$61,916	$6,725,164	$15,796,054

Accumulated Depreciation:

Balance, June 30, 2021	$-	$4,356	$13,422	$-	$17,778
Additions	-	27,808	9,010	-	36,818
Balance, March 31, 2022	$-	$32,164	$22,432	$-	$54,596

Carrying Amounts:
Balance, June 30, 2021	$-	$95,110	48,494	$5,340,621	$5,484,225
Balance, March 31, 2022	$7,732,151	$1,244,659	39,484	$6,725,164	$15,741,458

The building and equipment expenditures are currently under construction and are not available for use.

The Company has impaired the carrying value of land purchased February 2021 in Tonopah, NV. The Company adjusted the carrying value of the land to that of the closing price stated in the agreement ($85,000). The impairment is due to the change in value of the stock from the time the agreement was originally executed to the time the stock was transferred into the mutual escrow account. The execution of the contract in full, including title transfer, did not occur until September 2021. The Company has adjusted the carrying value of the land using the agreed-upon contract price of the parcel at inception of the contract. Loss on impairment of $186,779 is recognized in general and administrative expenses for the nine months ended March 31, 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2022

(unaudited)

4. Intangible Assets

Water Rights

Balance, June 30, 2021	$1,643,160
Additions	2,172,750
Impairment loss	-
Balance, March 31, 2022	$3,815,910

To date, the Company has purchased water rights in the City of Fernley, Nevada for $3,815,910. The water rights will be used to ensure the Company’s lithium-ion battery recycling plant will have adequate water to operate at full capacity once construction is complete. The water rights are treated in accordance with ASC 350, Intangible Assets, and have an unlimited useful life given that there are no expiration dates on the water rights acquired by the Company.

5. Related Party Transactions

As of March 31, 2022, the Company owes $205,646 (June 30, 2021 - $205,646) to two former executives of the Company for advances made to the Company to fund day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

6. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“ROU assets”) are presented within the asset section of the Company’s Consolidated Balance Sheets, while lease liabilities are included within the liability section of the Company’s Consolidated Balance Sheets as of March 31, 2022.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the period ending March 31, 2022 based on historical lending agreements. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the nine months ended March 31, 2022 were $38,121.

As of March 31, 2022, short term lease liabilities of $86,105 are included in “Accounts payable and accrued expenses” on the consolidated balance sheets. The table below presents total operating lease ROU assets and lease liabilities at:

	March 31, 2022	June 30, 2021
Operating lease right-of-use asset	$273,449	$-
Operating lease liabilities	$290,186	$-

The table below presents the maturities of operating lease liabilities as of March 31, 2022:

March 31, 2023	$106,591
March 31, 2024	130,148
March 31, 2025	88,631
Total lease payments	325,370
Less: discount	(35,184)

Total operating lease liabilities	$290,186

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use asset as of March 31, 2022.

Weighted average lease term (years)	2.6
Weighted average discount rate	8.0%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2022

(unaudited)

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

For the nine months ended March 31, 2022, the Company did not record an expense associated with the change in fair market value of derivatives because the Company had no derivative liability at March 31, 2022 and June 30, 2021. For the nine months ended March 31, 2021, the Company recognized an expense related to the change in fair value of derivative liabilities of $19,655,296, offset by gain on settlement of debt of $18,683,279 for the same period.

8. Stockholders’ Equity

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001.

Series A Preferred Stock

The Company has 500,000 shares of Series A Preferred Stock authorized with a par value of $0.001. The shares allow the holder to vote 1,000 shares for each share of Series A stock in any vote of the shareholders of the Company and the Board is authorized to issue such preferred stock as is necessary. On August 25, 2021, the Board approved a resolution to retire all the outstanding Series A shares of Preferred Stock. On January 27, 2022, the Company redeemed all outstanding shares of Series A Preferred Stock. The Company had Series A Preferred Stock issued and outstanding of nil and 500,000 as of March 31, 2022 and June 30, 2021, respectively.

Series B Preferred Stock

As of March 31, 2022 and June 30, 2021, 2,000,000 shares authorized with a par value of $10.00, no shares issued.

Series C Preferred Stock

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock (241,450 shares of Series C preferred stock) at $50,000 per unit for proceeds of $2,414,500. Each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into 80 shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until March 31, 2023. Each holder is entitled to receive a non-cumulative dividend at an 8% rate per share, per annum. The dividend shall be payable at the Company’s option either in cash or in common shares of the Company. If paid in common shares, the Company shall issue the number of common shares equal to the dividend amount divided by the stated value and then multiplied by eighty.

In addition, on December 18, 2020, the Company issued 8 units of Series C Preferred Stock (40,000 shares of Series C preferred stock) with a fair value of $400,000 for the conversion of $381,622 of note payable and $18,378 of accrued interest.

During the nine months ended March 31, 2022, the Series C Preferred Stockholders converted 207,700 shares of Series C Preferred Stock (par value of $2,077,000) to 16,616,000 shares of common stock.

On February 2, 2022 the Company issued a Mandatory Conversion Notice to the remaining Series C Preferred stockholders. The notice converts all outstanding shares of Series C Preferred Stock to common stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

On February 8, 2022 the Company issued $125,700 in dividend payments to Series C stockholders that held shares from date of issuance. No remaining dividends are expected to be paid in relation to Series C Preferred Stock as there are no remaining Series C Preferred Stock outstanding as of March 31, 2022.

Common Stock

Nine months ended March 31, 2022

During the period, the Company issued 16,616,000 common shares pursuant to the conversion of 207,700 shares of Series C Preferred Stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

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

During the period, the Company issued 14,293,366 common shares pursuant the exercise of 14,000,000 share purchase warrants for proceeds of $956,250, of which 250,000 share purchase warrants, pursuant an aggregate cash exercise price of $18,750, exercised during the fiscal year ended June 30, 2021.

During the period, the Company issued 3,000,000 common shares pursuant the Share Purchase Agreement, effective April 2, 2021, for aggregate proceeds of $3,988,005.

During the period, the Company issued 13,128,728 common shares for services with a fair value of $18,086,443, including 8,566,319 common shares with a fair value of $11,993,327 to officers and directors of the Company. As of March 31, 2022, the Company has shares of common stock issuable for professional services with a fair value of $7,500 for professional services to a current director of the Company.

On January 27, 2022, the Company issued 668,150 shares pursuant a cashless exercise of 750,000 share purchase warrants.

On January 27, 2022, the Company and a former executive agreed to cancel, for no consideration, 1,000,000 previously issued shares with an initial value of $2,030,000. The Company has recorded a contra-expense related to the cancelled shares.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2022

(unaudited)

8. Stockholders’ Equity (continued)

Common Stock (continued)

Nine months ended March 31, 2021

During the period, the Company issued 22,685,750 common shares with a fair value of $7,913,391 for the conversion of $2,002,876 of note payable, $77,723 of accrued interest and fees and $21,429,714 of derivative liability resulting in a gain on settlement of $15,596,922.

During the period, the Company issued 33,650,036 common shares for services with a fair value of $27,072,162 for professional services, including 7,023,585 shares issued to former directors of the Company with a fair value of $4,837,500.

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

During the period, the Company issued 36,947,680 common shares pursuant to the cashless exercise of share purchase warrants and 6,150,000 common shares pursuant to the exercise of share purchase warrants for total proceeds of $531,250. As of March 31, 2021, the Company had received additional $93,750 for future issuance of common shares.

9. Share Purchase Warrants

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2021	27,866,000	$0.09
Issued	27,344,611	$1.73
Exercised	(14,000,000)	$0.08
Expired	-	$-
Balance, March 31, 2022	41,210,611	$1.18

Additional information regarding share purchase warrants as of March 31, 2022, is as follows:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.075	12,250,000	2.6
0.25	1,616,000	1.8
1.54	1,955,000	2.5
1.75	25,389,611	4.5
	41,210,611	3.7

10. Restricted Share Units

The Company has established a restricted share unit (RSU) incentive plan for executives, directors, and certain employees. Awards generally vest over a four-year period at a rate of 25% per annum commencing on the first anniversary of the grant date.

No stock-based compensation has been recorded in relation to the 2021 Equity Incentive Stock Plan for the nine months ended March 31, 2022 and nine months ended March 31, 2021.

11. Commitments and Contingencies

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2022

(unaudited)

11. Commitments and Contingencies  (Continued)

Operating Leases

We lease our principal office location in Reno, Nevada. We also lease two adjacent Lab spaces in the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the Lab leases expire on March 15, 2023. Consistent with the guidance in ASC 842, we have recorded the principal office lease in our consolidated balance sheet as an operating lease. For further information on operating lease commitments, refer to Note 6 - Leases.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. ABTC has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance ABTC is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At March 31, 2022, ABTC’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $47,730, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Nevada.

12. Subsequent Events

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

American Battery Technology Company (“ABTC”) is a technology development and commercialization company in the lithium-ion battery industry that is working to increase the domestic US production of these low-cost and low-environmental impact battery materials through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries for the recovery of battery metals. Through this three-pronged approach ABTC is working to both increase the domestic production of these battery metals through the acquisition and exploration of mining claims, and to ensure that as these materials reach their end of lives that the constituent elemental metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

To implement this business strategy, the company is currently constructing its first integrated lithium-ion battery recycling facility, which will take in waste and end-of-life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The construction, commissioning, and operations of this facility are of the highest priority to the company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. Correspondingly, while the company has traditionally enlisted the services of many external advisors and consultants, the company has conducted a thorough review and has ended service agreements that are not critical to the execution of this mission. The net impact of this increase in internal technical resources, and decrease in external consulting services, has resulted in an $9.0 million reduction in the value of shares issued for services for the nine months ended March 31, 2022 from the nine months ended March 31, 2021.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low-cost and low-environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada-based sedimentary claystone resources. The Company has been awarded a grant cooperative agreement from the US Department of Energy Advanced Manufacturing Office through the Critical Materials Innovation program to support the construction and operation of a multi-ton per day integrated continuous demonstration system to support the scale-up and commercialization of these technologies. The company has secured approximately 10,340 acres of mining leases of lithium-bearing sedimentary claystone resources near Tonopah, NV to facilitate the high-volume commercialization and scale-up of these efforts.

Financial Highlights:

●	Cash was $36.3 million as of March 31, 2022
●	Cash provided by financing activities for the nine months ended March 31, 2022 was $41.7 million
●	Cash used for the acquisition of property, construction, equipment and water rights for the nine months ended March 31, 2022 was $11.0 million
●	Cash used in operations for the nine months ended March 31, 2022 was $7.3 million, up 39% year-over-year
●	Total operating costs for the nine months ended March 31, 2022 were $26.9 million, down 15% year-over-year
●	The Company recognized other income for the nine months ended of $239,000, consisting of rental income, grant awards and gain on sale of mining claims.
●	As of March 31, 2022 the Company has redeemed and converted all outstanding preferred shares

Components of Statements of Operations

Operating Expenses

Exploration costs consist primarily of expenditures related to the drilling, travel and soil sampling costs in the exploration of new primary resources of battery metals.

General and administrative expenses consist of office expense, legal, salaries and benefits and laboratory costs. The Company has recognized non-cash expenses related to shares issued for professional services of $4.4 million during the three months ended March 31, 2021, and $1.4 million for the three months ended March 31, 2022. The Company also recognized a non-cash credit of $2.0 million due to the forfeiture of 2,000,000 million shares reclaimed from a former executive. The Company has recognized non-cash expenses related to shares issued for professional services of $18.1 million during the nine months ended March 31, 2022 compared to $27.1 million during the nine months ended March 31, 2021.

During the nine months ended March 31, 2022, the Company incurred $26.9 million of operating expenses compared to $31.8 million of operating expenses during the nine months ended March 31, 2021.

Other Income (Expense)

The Company recorded other income of $239,000 during the nine months ended March 31, 2022 compared to other expenses of $4.3 million during the nine months ended March 31, 2021.

The Company recognized a gain of $153,393 related to the sale of mining claims it holds deed to in Railroad Valley, NV during the three months ended March 31, 2022. The gain has been included in operating activities given the operating nature of the mining claims sold by the Company.

Net Loss

During the nine months ended March 31, 2022, the Company incurred a net loss of $26.7 million or $0.04 loss per share compared to a net loss of $36.1 million or $0.08 loss per share during the nine months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, the Company had cash of $36.3 million and total assets of $56.6 million compared to cash of $12.8 million and total assets of $21.3 million at June 30, 2021. The increase in cash is due to the Company having received net proceeds of $43.1 million from private placements and $1.0 million of proceeds from exercises of share purchase warrants. The increase in total assets was due to the increase in cash of $23.5 million and increase in property and equipment and intangible assets of $12.7 million relating to additional acquisitions of land, construction in progress, equipment and water rights which will be used for the Company’s future pilot plant operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

The Company had total current liabilities of $3.7 million at March 31, 2022, compared to $1.8 million at June 30, 2021. The increase in current liabilities is due to an increase in accounts payable and accrued liabilities based on largely on an increase in capital expenditures, an increase in accounts payable and accrued liabilities and day-to-day operating expenditures.

As of March 31, 2022, the Company had working capital of $33.0 million compared to a working capital of $12.3 million at June 30, 2021. The increase in working capital was primarily attributed to the inflow of financing activity during the nine months ended March 31, 2022.

Cash Flows

Cash from Operating Activities.

During the nine months ended March 31, 2022, the Company used $7.3 million of cash for operating activities as compared to $5.2 million during the nine months ended March 31, 2021. The increase in the use of cash for operating activities was due to an increase in operating activities in the current period including an increase in recruiting, employment, legal and accounting costs.

Cash from Investing Activities

During the nine months ended March 31, 2022, the Company paid $11.0 million on expenditures related to the construction, procurement of equipment and water rights necessary to construct and commission its lithium-ion battery recycling Pilot Plant. This is in comparison to the acquisition costs of $1.7 million for the nine months ended March 31, 2021. The increase in the investing activities is due to the Company continuing to invest in the construction of its Pilot Plant where the necessary demonstrations will occur, as well as the continued acquisition of water rights and land in the Northern Nevada region to support further operations of the Company. The Company expects to see additional increases in investing activities as these projects progress to meet management expectations.

Cash from Financing Activities

During the nine months ended March 31, 2022, the Company had net cash provided by financing activities of $41.7 million compared to $13.1 million for the nine months ended March 31, 2021.

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

The Company engaged a placement agent in connection with the offering and agreed to pay the placement agent a cash fee of 5% of the gross proceeds the Company receives in the offering. In addition, the Company agreed to issue to the placement agent warrants to purchase shares equal to 5% of the gross proceeds sold under the securities purchase agreement or warrants to purchase up to an aggregate of 1,955,000 shares. The placement agent warrants generally will have the same terms as the investor warrants, except they will expire September 29, 2024, at an exercise price of $1.54.

On August 5, 2021, the Company elected to exercise its rights pursuant to the Purchase Agreement dated April 2, 2021, to issue 3,000,000 shares for net proceeds to the Company of $4.0 million.

During the nine months ended March 31, 2022, the Company received $1.0 million of proceeds from the exercise of share purchase warrants.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, the end of the period covered by this report. As set forth below, the Company is addressing the issues underlying this conclusion.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain adequate documentation evidencing the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. We did not maintain appropriate segregation of duties related to accounting processes.

The control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2022.

Remediation Plan

We continue to enhance our internal control over financial reporting to remediate the material weakness described above. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

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

We expect to remediate these material weaknesses during fiscal 2022. However, there is no guarantee that such material weaknesses will be remediated during fiscal 2022 and we may discover additional material weaknesses that may require additional time and resources to remediate.

ITEM 4. CONTROLS AND PROCEDURES. (CONTINUED)

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

On April 6, 2021, Alford served a complaint against the Company and its transfer agent, Action Stock Transfer, for failure to remove a restricted legend from 4,000,000 common shares held in Alford’s name and alleged damages to Alford for such failure. The complaint was filed in Utah state court. The Company responded with a motion to stay the proceedings until after the Nevada proceedings are completed. The motion was granted by the court to stay the proceedings until October 1, 2021. On September 15, 2021, the Company filed a motion to extend the stay in light of the continuance of the trial date of the November proceeding. The litigation in both matters above is currently on hold while the parties attempt to negotiate a settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2022, the Company issued 12,500,000 common shares pursuant the cash exercise of 12,750,000 share purchase warrants for proceeds of $956,250, of which 250,000 share purchase warrants, pursuant an aggregate cash exercise price of $18,750, exercised during the prior year ended June 30, 2021.

During the nine months ended March 31, 2022, the Company issued 1,793,366 common shares for the cashless exercise of 1,250,000 share purchase warrants, of which 677,300 common shares pursuant to the cashless exercise of 800,000 share purchase warrants, exercised during the prior year ended June 30, 2021.

During the nine months ended March 31, 2022, the Company issued 13,128,728 common shares for services with a fair value of $18,086,443, including 8,566,319 common shares with a fair value of $11,993,327 to officers and directors of the Company. As of March 31, 2022, the Company has approximately 6,410 shares of common stock issuable for professional services with a fair value of $7,500 for professional services as compensation to a board member of the Company.

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

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: May 16, 2022	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer
Director

