Form 10-K
period 2022-06-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2022-09-12
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Washington Street, Suite 100, Reno, NV 89503
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: 644,138,631 as of June 30, 2022

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 644,138,631 shares of common stock as of September 9, 2022.

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “ABTC”, “we”, “us”, “our” and the “Company” are to the combined business of American Battery Technology Company and its consolidated subsidiaries.

This Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2022 and June 30, 2021. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

2

PART I

Item 1. Business

Introduction

American Battery Technology Company (“ABTC”, “the Company”, or “we”) is a technology development and commercialization company in the lithium-ion battery industry. The Company is working to increase the domestic US production of critical battery metals. To do so, we are engaged in (i) the exploration of new primary resources of battery metals, (ii) the development and commercialization of new technologies for the extraction and refining of these battery metals from primary resources, and (iii) the commercialization of an internally-developed integrated process for the recycling of lithium-ion batteries for the recovery of battery metals. Through this three-pronged approach we are working to both increase the domestic production of these battery metals through the acquisition and exploration of mining claims and to ensure that as these materials reach their end of lives that the constituent elemental metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

ABTC’s corporate headquarters are in Reno, Nevada, USA. The Company is constructing the ABTC Pilot Plant (“ABTC Pilot Plant” or “Pilot Plant”) for recycling lithium-ion batteries in Fernley, Nevada, USA, and its exploration office is located in Tonopah, Nevada, USA.

Company History

The Company was incorporated as Oroplata Resources, Inc. under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). On May 3, 2019, the Company changed its name to American Battery Metals Corporation. On August 12, 2021, the Company filed a Certificate of Amendment with the State of Nevada to change its name to American Battery Technology Company, which better aligns with the Company’s current business activities and future objectives. The Company has limited operating history and has not yet generated or realized revenues from its primary business activities.

Industry Overview

Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric vehicles, and large scale electric stationary storage systems. Global production capacity of lithium-ion batteries was approximately 1,040 gigawatt hours per year (“GWh/yr”) at the end of 2021 and is forecasted to grow to approximately 6,700 GWh/yr by 2031, primarily driven by demand for electric vehicles. There are significant regulatory and social tailwinds driving demand growth for electric vehicles and large-format energy storage. This, in turn, is driving significant demand for battery metals and precursor materials, primarily lithium, cobalt, nickel, and manganese.

Lithium-ion batteries are designed in a variety of form-factors and chemistries. Current cell-level form-factors utilized are primarily cylindrical, prismatic, and pouch geometries. The most common battery cathode chemistries that have emerged are lithiated nickel cobalt aluminum oxide (“NCA”), lithiated nickel manganese cobalt oxide (“NMC”), lithiated cobalt oxide (“LCO”), and lithiated iron phosphate (“LFP”). The most common battery anode chemistries consist of graphite, silicon, and lithium metal. These chemistries are expected to evolve based on the development of new technologies and the availability, cost, and life-cycle environmental footprint of required minerals.

The current manufacturing supply chain for lithium-ion batteries is segmented and is organized into sub-industries that operate in series in a closed-loop fashion:

●	battery material providers,
●	chemical refiners,
●	cell manufacturers, and
●	end-use product (electric vehicle, stationary storage, consumer electronics, etc.) manufacturers.

Battery material providers can be classified into two categories: primary producers who explore for and extract virgin resources, and secondary producers who extract minerals from scrap and end-of-life products for re-sale into the lithium-ion battery supply chain. ABTC intends to operate in the battery material supply segment, which is discussed in greater detail below.

Chemical refiners source battery-grade materials from suppliers to manufacture into cell components, including cathodes, anodes, electrolytes, and separators. The majority of global refining capacity is currently located in Asia.

Cell manufacturers source cell components and assemble those components into modules and packs, which are then sold to Original Equipment Manufacturers (“OEM” or “OEMs”). Cell manufacturing is currently concentrated in China, with the country accounting for over 75% of global cell manufacturing capacity.

The OEM segment is the final step to manufacturing an end-use product. OEM manufacturing capacity for electric vehicles, stationary storage, and consumer electronics is distributed globally.

Each segment of the lithium-ion battery supply chain has seen disparate quantities of investment, with those variations further pronounced with specific geographies. Investment in battery material suppliers, both primary and secondary, and chemical refining capacity, has been far outpaced by investments in cell manufacturing and end-use OEMs, with anticipated battery production capacity forecasted to be ~10x the forecasted capacity for precursor metal refining. This disconnect in available feedstock and refining capacity has caused significant imbalances in the global supply chain, with those imbalances even more pronounced within the USA. Further, while there is significant cell manufacturing and OEM manufacturing capacity in the USA, less than 1% of global battery materials needed to supply these facilities are sourced within the USA, resulting in a severe domestic capacity imbalance. This risk in the security and cost of supply has resulted in numerous issues for industries reliant on lithium-ion batteries and has the potential to setback the adoption of electric vehicles and renewable energy storage.

Overview of Battery Materials Supply

Supply of battery materials is dominated by primary production, with primary supply forecasted to account for ~75% or more of global production of each of the critical materials necessary for the manufacturing of lithium-ion batteries. Development of new sources of primary supply are typically subject to long lead times and high capital costs, putting further constraints on the supply of these materials. In addition, the majority of primary production is concentrated in high geopolitical risk locations. Each of the primary minerals discussed are traded on a number of global commodity exchanges and market pricing for each is readily available. Additional details on the primary development of the main critical materials are discussed below:

Lithium: Primary lithium is extracted from lithium brines, hard rock deposits, and lithium-bearing claystone resources. Lithium brine deposits are accumulations of saline groundwater that are enriched in dissolved lithium. These deposits can be found in salt flats (such as those in South America), geothermal deposits (such as the Salton Sea in California), and oil fields. Extraction of lithium from brines typically involves large-scale evaporation techniques, thus consuming large amounts of water and energy. Hard rock sources of lithium are typically found in spodumene pegmatite deposits and are mined using conventional mining and processing techniques. Extraction of lithium from claystone resources is a relatively new technique with various extraction technologies currently under development. Brine extraction currently accounts for the largest share of primary lithium production and is primarily sourced from South America.

Nickel: Primary nickel is mined from both surface and underground operations. Traditional processing techniques for nickel involve crushing, leaching, and floatation techniques. The primary competing source of demand for nickel is the steel industry, for both a steel alloy and in plating of stainless steel. Supply is currently dominated by production from Indonesia.

Cobalt: Cobalt is typically mined from open pit and underground operations using traditional mining and processing techniques. The majority of cobalt production is a by-product of copper or nickel production. The competing source of demand for cobalt is steel production where cobalt is utilized as a high-strength steel alloy. Concentration of supply from the Democratic Republic of Congo has given rise to significant environmental, social, and governance (“ESG”) concerns over the supply of primary cobalt resources.

Manganese: Manganese is typically mined from open pit surface mines using traditional mining and processing techniques. As with the previously mentioned minerals, the primary competing source of demand is steel production, where manganese is used as an alloy and to deoxidize steel. South Africa is the world’s largest producer of manganese, followed by Australia, and China.

Secondary supply of feedstock, or recycling, is a relatively new market segment that has seen limited investment compared to the other segments of the battery supply chain. Current recycling techniques can be classified into two categories: High temperature thermal processes and mechanical crushing/simple hydrometallurgy processes. Both techniques process the feedstock batteries into an intermediate compound, a metal matte or black mass, which is then processed through a refining process to extract the constituent metals. Both processes mainly focus on the recovery of nickel and cobalt. The majority of these operations are located in China, the USA, and Europe.

High temperature thermal processes currently account for the majority of current recycling operations. Batteries are placed into high-temperature furnaces and melted. A number of the key battery minerals are lost in the high temperature processing and smelting phase, including lithium, graphite, and aluminum. The remaining metal matte is then processed through a hydrometallurgical refining process. The high temperature processing can present challenges to refining the metal matte from this process into products that meet the high purity specifications required for battery cathode manufacturing. Further, the process is energy intensive and causes substantial air and water pollution.

The mechanical crushing/simple hydrometallurgy approach involves placing batteries into large shredding/grinding machines. The resulting shredded material is then processed to produce a black mass. This resulting back mass is then processed through a bulk hydrometallurgical process designed to remove impurities and extract the high-value minerals. The high level of impurities in the black mass resulting from the shredding/grinding process makes the recovery of battery grade materials challenging. Additionally, the solvents used in the extraction process have adverse environmental impacts and significantly increase the costs associated with the recycling process.

The black mass resulting from the recycling process has become a readily tradable commodity. However, the quality and value of the black mass is highly variable based on the chemistry of the battery (NCA, NMC, LCO, LFP, etc.) that is being processed and the amount of remaining impurities in the material. Metal refiners are developing processes to extract battery-grade materials from the various forms of black mass. The market, and thus pricing, for black mass is still developing.

The overall market and pricing for battery feedstock materials will be driven by the supply/demand balance of each commodity. Chemical refiners require specific purity and quality standards for the inputs for their manufacturing processes. Competition will be based on the ability of producers, both primary and secondary, to deliver reliable quantities of materials that meet the specifications required in the battery manufacturing process, while maintaining cash costs that are below the marginal cost of supply.

Our Business

Lithium-Ion Battery Recycling

ABTC has developed a universal lithium-ion battery recycling system that is able to recycle batteries of a wide range of form factors (packs, modules, cylindrical cells, prismatic cells, pouch cells, defect and intermediate waste cells, metal scraps, slurries, and powders) and of a wide range of cathode chemistries (lithiated cobalt oxide, lithiated nickel-cobalt-aluminum oxide, lithiated nickel-cobalt-manganese oxide, lithiated nickel-cobalt-manganese-aluminum oxide, lithiated nickel-oxide, and lithiated manganese-oxide) of various relative weighting of transition metals.

The ABTC recycling process is a two-phase process: an automated de-manufacturing process followed by a targeted chemical extraction train to separate the individual high-value metals. The Company intends to commission each phase in sequence. Phase 1, the automated de-manufacturing process, separates the components of battery feedstock material into its constituent components, including scrap metals and cathode and anode powders in the form of black mass filter cake. Scrap metals are then sold as byproducts under various offtake agreements or into the open scrap market. The black mass filter cake produced in this phase will also be sold under offtake contracts or into the open market. Upon commissioning of Phase 2, the black mass produced in Phase 1 will be fed into a proprietary chemical extraction train to extract lithium, nickel, cobalt, and manganese elemental metals and upgrade them to the battery cathode grade specifications demanded by high energy density cathode manufacturers. The commissioning of Phase 1 is expected to occur in the first half of calendar year 2023 and the commissioning of Phase 2 in the first half of calendar year 2024.

ABTC has leveraged the experience of certain members of its leadership team who worked on the design, construction, commissioning, and optimization of one of the largest lithium-ion battery manufacturing factories in the world. This experience has enabled the team to leverage their knowledge of the failure mechanisms that can cause battery components, cells, and modules to fail leading to the development an automated deconstruction process combined with a targeted hydrometallurgical, non-smelting process that deconstructs battery packs to modules, modules to cells, cells to subcell components, and then sorting and separating those subcell components in a strategic fashion. Because of our uniquely pioneered recycling process, we are able to realize greater net benefits than current conventional methods. These benefits include:

●	Avoidance of air and liquid pollutant emissions through strategic design, no high-temperature operations;

●	Separation of low value materials early in the processing train allows for high recovery and purity of high value products;

●	Metal products manufactured to meet battery cathode specifications are able to re-enter supply chain in closed-loop fashion;

●	Throughput of recycling facilities equal to that of manufacturing facilities, per region;

●	Low capital costs, through avoidance of high-temperature operations and minimal generation of waste; and

●	Short processing residence times through high-speed strategic disassembly and material handling.

Additional details regarding the ABTC Pilot Plant are discussed in Item 2. Properties.

Industry Collaborations

In September 2019, ABTC was selected as the sole winner of the battery recycling portion of the Circularity Challenge hosted by BASF, Stanley Black & Decker, and Greentown Labs. BASF is one of the largest high-energy density cathode manufacturing companies in the USA and one of the largest global purchasers of lithium-ion battery metal materials. The challenge was developed to encourage new, innovative technologies for the recycling of large-format lithium-ion batteries, with an ultimate goal to establish a circular economy in the battery supply chain. Participants were asked to demonstrate their ability to recycle an end-of-life lithium-ion battery into battery grade minerals that could then be used for the manufacture of new lithium-ion batteries. As the winner, ABTC received seed funding, access to the Greentown Labs facilities (see Item 2. Properties), and the exploration of partnership agreements with the host companies. ABTC and BASF continue to explore several avenues of collaboration to accelerate the commercialization of ABTC’s lithium-ion battery recycling technology.

In October 2021, ABTC, as a co-grantee, received a competitively bid $2 million contract award from the US Advanced Battery Consortium (“USABC”). USABC is a subsidiary of the United States Council for Automotive Research LLC and enabled by a cooperative agreement with the U.S. Department of Energy. The member companies include General Motors, Ford Motor Company, and Stellantis NV. USABC’s mission is to develop electrochemical energy storage technologies that advance commercialization of next generation electrified vehicle applications. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals by cathode producer and lithium-ion battery recycler BASF, and then the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals by cell technology developer C4V. The demonstration of the entire closed-loop battery manufacturing supply chain within a single project is meant to foster the establishment of a domestic low-cost and low-environmental impact battery recycling infrastructure.

Competition

ABTC expects to recover several types of byproducts as well as battery cathode grade lithium, nickel, cobalt, and manganese products through its recycling process and will compete with two categories of producers of these commodities: Competing recycling process and facilities and primary producers of the battery materials ABTC recovers as part of its recycling process.

Competing recycling processes and facilities are primarily located in the USA, Europe, and China and employ various techniques for extraction of the contained battery metals. In general, processes that employ high-temperature thermal processes or shredding/solvent extraction techniques focus on the recovery of nickel and cobalt, with limited ability to recover lithium, manganese, or other metals. ABTC’s process to extract each of the battery components enables the Company to extract additional value from the same amount of feedstock to enable low-cost and low-environmental operations.

Primary producers of lithium, nickel, cobalt, and manganese are distributed globally. Lithium production is largely located in the Americas, Australia, and Asia. Approximately two-thirds of cobalt production is sourced from the Democratic Republic of Congo. Nickel production is dominated by Indonesia, China, and Australia. Manganese production is concentrated in South Africa, Australia, and China.

The commodities and specialty chemicals that are ultimately used by cathode manufacturers are required to meet stringent specifications, whether that mineral is sourced from a primary or a secondary resource. Thus, the competition in these markets will be based on product quality and reliability of supply.

Primary Resource Development & Refining

ABTC has been designing and optimizing our internally developed sustainable lithium extraction process for the manufacturing of battery cathode grade lithium hydroxide from Nevada-based sedimentary claystone primary resources. We are currently conducting exploratory drilling programs on over 10,000 acres as part of our Tonopah Flats Lithium Exploration Project. (See Item 2. Properties for additional information).

ABTC is currently conducting geological mapping, sampling, geochemical analysis, and proprietary extraction trials to characterize the resource and to quantify the performance of the lithium extraction and manufacturing operations. In parallel with the current exploration activities, the Company is designing and constructing a multi-tonne per day pilot scale facility to process sedimentary resource from the project. This facility is intended to demonstrate the commercial viability of ABTC’s extraction and refining processes. The Company will continue to analyze the economic competitiveness of the project throughout the demonstration phases.

ABTC’s in-house developed extraction technologies do not require the harmful and inefficient evaporation ponds associated with conventional lithium-from-brine mining. Our extraction process utilizes a selective leaching process for the low-cost extraction of lithium from claystone sedimentary resources that allows for significantly lower consumption of acid, lower levels of contaminants in the generated leach liquor, and lower overall costs of production.

Industry Collaborations

In October 2021, ABTC, as the primary grantee, with DuPont Water Solutions as a sub-grantee, was awarded a $4.5 million competitive grant through the US Department of Energy’s Advanced Manufacturing Office, Critical Materials Innovation program to advance the research, development, and commercialization of its technologies for the manufacturing of battery grade lithium hydroxide from its lithium-bearing claystone deposits. The grant provided partial funding for the development of a multi-tonne per day processing facility to implement its lithium refining technology at pilot facility scale.

Competition

Primary lithium production is concentrated in the Americas, Australia, and Asia. The lithium that is ultimately used by cathode manufacturers is required to meet stringent specifications, whether that mineral is sourced from a primary or a secondary resource. Thus, the competition in these markets will be based on product quality and reliability of supply.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

The Company is engaged in the construction of a pilot plant to recycle end-of-life lithium-ion batteries and in the exploration of its lithium-bearing claystone unpatented mining claims. To do so, the Company owns or holds long-term leases on multiple properties, all located within the USA, along with leases on laboratory facilities that support our research and development functions. In addition, the Company holds rights to certain assets, which facilitate the effective use of our properties. We believe that all of our properties and facilities are well maintained, effectively used, and are adequate to operate our business. Information regarding significant properties operated by us is outlined below.

Corporate Headquarters

The Company currently leases executive offices located at 100 Washington Street, Suite 100 in Reno, Nevada, USA.

Recycling Operations

ABTC Pilot Plant – Fernley, Nevada, USA

On August 14, 2020, the Company purchased approximately 12.44 acres of undeveloped industrial land in Fernley, Nevada in a Qualified Opportunity Zone (QOZ). The Company is currently constructing the ABTC Pilot Plant on this site; a first-of-its-kind lithium-ion battery recycling facility. The plant will be constructed in two phases: 1) construction of an approximately 30,000 square foot plant for the de-manufacturing of lithium-ion batteries and the production of scrap metals and black mass (in the form of filter cake products) and an approximately 20,000 square foot lab and office building, and 2) construction of an approximately 30,000 square foot facility that will process black mass produced in Phase 1 into battery-grade minerals for sale into the lithium-ion battery supply chain. The Pilot Plant is expected to process 20,000 metric tonnes of battery feedstock annually.

As of June 30, 2022, the Company has invested approximately $10.8 million in capital expenses for the construction of Phase 1, excluding the acquisition price of the land. Construction work completed to date includes full clearing/grubbing of the site, pouring of the Phase 1 concrete foundation, construction of the Phase 1 core and shell, and completion of the Phase 2 concrete foundation. Additional designs for off-site improvements and other required elements are complete and pending construction permit review. The Company expects construction portion of Phase 1 to be substantially complete by January 2023.

ABTC Feedstock Storage – Fernley, Nevada, USA

On July 23, 2021, the Company purchased 11.55 acres of industrial-zoned land in Fernley, Nevada. The Company intends to construct a supplemental storage facility for recycled battery feedstock on this site. The property is adjacent to the Pilot Plant operations. The City of Fernley has approved the City Use Permit for the site. The Company is currently progressing on the design of the facility, with construction expected to be completed in 2023.

Land for Supplemental Storage – McCarran, Nevada, USA

On June 28, 2021, the Company purchased approximately 13.87 acres of industrial-zoned land in McCarran, Nevada. The Company intends to construct a supplemental storage facility to store feedstock on this site. Currently the Company leases the land to a third-party and has included the lease income in other income for the fiscal year ended June 30, 2022.

Water Rights

To date, the Company has purchased water rights in the City of Fernley, Nevada for $3.9 million. The water rights will be used to ensure the Company’s lithium-ion battery recycling plant will have adequate water to operate at full capacity once construction is complete. These water rights have an indefinite life upon assignment to the property through use of a will-serve.

Laboratory Facilities

To support the development of both its lithium-ion battery recycling and battery metal extraction technologies, the Company operates out of two laboratory facilities: The Center for Applied Research at the University of Nevada, Reno in Reno, Nevada, USA and Greentown Labs in Somerville, Massachusetts, USA. The Company has developed long-standing partnerships with the operators of these facilities and all leases are in good standing. The Company is currently in the design phase to construct primary lab facilities at the Pilot Plant in Fernley, Nevada, USA.

Nevada Center for Applied Research - Reno, Nevada, USA

The Company leases laboratory and office space from the University of Nevada, Reno. As of June 30, 2022, the Company occupies five laboratories totaling over 3,000 square feet. All laboratory and office space is housed in the Nevada Center for Applied Research (NCAR). The laboratory space is used to advance ABTC’s in-house, first-of-kind developed battery metals extraction technologies for both the recycling of spent batteries and for the manufacturing of primary battery metals from domestic-US based resources.

Greentown Labs - Somerville, Massachusetts, USA

The Company occupies office and wet chemistry laboratory space in Greentown Labs, which is the largest clean technology incubator in North America. The Company has access to both desk and lab space at the facility. The Company was afforded this opportunity by winning the Greentown Labs Circularity Challenge, an accelerator program for start-ups developed in partnership with BASF, one of the world’s leading chemical companies. The program intends to advance innovative ideas to disrupt the plastics, energy storage, and recycling value chains to enable a circular economy. The Company is utilizing Greentown Labs to advance their metal extraction techniques and lithium-ion battery recycling technologies.

Tonopah Flats Lithium Exploration Project

ABTC currently holds the rights to, or the rights to acquire, 517 Unpatented Lode Claims near Tonopah, Nevada, USA. In addition, the Company maintains an office to oversee these claims and the associated activity in Tonopah, Nevada, USA.

On September 1, 2021, the ABTC signed an exploration agreement with 1317038 Nevada Ltd which gave the Company exclusive access to explore 305 Unpatented Lode Claims in the Tonopah Mining District (“Tonopah Flats”) in Nye and Esmeralda Counties, Nevada, USA. The agreement gave ABTC the right to explore the claims for critical battery materials. The agreement also gave the Company the option to purchase the Claims upon expiration of the exploration agreement. The Company completed its preliminary surface sampling of the property in February 2022 and proceeded with an exploration drilling program. In July 2022, ABTC exercised the option to acquire the rights to those claims.

In addition to signing the exploration agreement mentioned, above, ABTC also staked additional claims in the region surrounding the claims included in the agreement. In total, the company holds approximately 10,340 acres in the region that it intends to explore for economic lithium deposits.

The Company commenced a surface sampling program on the claims in early 2022. After confirming the presence of lithium, ABTC completed an initial 16-hole exploration drill program. Based on the assay results from this program, the Company intends to continue the exploration of the deposit, including an additional drill program to advance these claims towards an inferred resource.

Geology, Infrastructure, and Permitting

The area where ABTC Tonopah Flats Lithium Exploration Project is located is known for its unique sedimentary claystone resources. ABTC is conducting geological mapping, sampling, geochemical analysis, and proprietary extraction trials to characterize these resources and to quantify the performance of the lithium extraction and manufacturing operations.

The project claims are located on land that is administered by the Bureau of Land Management (‘BLM’). ABTC will retain the surface and mineral rights to the claims as long as the claims remain in good standing with the BLM through the payment of annual maintenance fees.

The project is located near the town of Tonopah, Nevada, USA and is intersected by Highway 6. The project has other necessary infrastructure nearby including access to power, additional road access, and water. In addition, there is an available workforce in Tonopah and the surrounding area.

A map of the project is included in Figure 1 below.

Figure 1: Tonopah Flats Lithium Exploration Project

Other Mining Claims

As of June 30, 2022, the Company held 364 placer mining claims in Railroad Valley in Nye County, Nevada, USA. The Company has conducted various sampling programs on the claims and has determined that no economically recoverable quantities of lithium or other critical battery materials are present. The Company also owns a 120-acre parcel of private property with water rights, near the town of Currant, Nevada near Railroad Valley. The Company does not intend to renew these claims with the BLM as it intends to cease operations in this region. ABTC also holds 16 Placer mining claims in the Panamint mining district of California. The Company is currently evaluating strategic options related to these claims.

Item 3. Legal Proceedings

In June 2022, the Company settled an outstanding legal matter with a former CEO of the Company, Craig Alford, which resulted in the cancellation of previously issued shares.

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

On September 9, 2022, the closing price of our Common Stock as reported by the OTC Markets Group was $0.67 per share.

Holders

As of August 29, 2022, we have approximately 125 shareholders of record, including our directors and officers. One such holder is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation

Stock Options, Warrants and Rights

As of June 30, 2022, ABTC has 40,310,611 potentially issuable shares of common stock from share purchase warrants and restricted share units, including:

●	11,250,000 shares of common stock issuable upon exercise of warrants with an exercise price of $0.075 per share;

●	1,616,000 shares of common stock issuable upon exercise of warrants with an exercise price of $0.25 per share;

●	1,955,000 shares of common stock issuable upon exercise of warrants with an exercise price of $1.54 per share;

●	25,389,611 shares of common stock issuable upon exercise of warrants with an exercise price of $1.75 per share; and

●	100,000 Restricted Share Units granted to an officer of the Company that vest based on future service obligations.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) of the Exchange Act and Rule 15g-9 thereunder, commonly referred to as the “penny stock rule”. Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules. Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets more than $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 60,000,000 shares of common stock authorized to issue under its Employee Retention Plan, and has issued 1,891,930 shares as of June 30, 2022.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended June 30, 2022.

ITEM 6. Selected Financial Data

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

Overview

ABTC is a startup company in the lithium-ion battery industry that is working to increase the domestic US production of battery materials, such as lithium, nickel, cobalt and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach ABTC is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

To implement this business strategy, the Company is currently constructing its first integrated lithium-ion battery recycling facility, which will take in waste and end-of-life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The construction, commissioning, and operations of this facility are of the highest priority to the company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid grant from the US Advanced Battery Consortium to accelerate the development and demonstration of this pre-commercial scale integrated lithium-ion battery recycling facility.

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

2022 Financial Highlights:

●	As of June 30, 2022, the Company had cash of $29.0 million, an increase of $16.1 million compared to June 30, 2021.
●	Cash provided by financing activities for the fiscal year ended June 30, 2022 was $41.4 million.
●	Cash used for the acquisition of property, construction, equipment, and water rights for the fiscal year ended June 30, 2022 was $15.1 million, compared to $7.1 for the fiscal year ended June 30, 2021.
●	Cash used in operations for the fiscal year ended June 30, 2022 was $10.2 million, an increase of $2.4 million compared to the fiscal year ended June 30, 2021.
●	The value of shares issued for professional services for the fiscal year ended June 30, 2022 was $20.4 million, down $8.9 million compared to the fiscal year ended June 30, 2021.
●	The Company recognized $1.1 million in research and development costs for the fiscal year ended June 30, 2022, partially offset by income from industry grants of $0.1 million, compared to $0.9 million in the fiscal year ended June 30, 2021.
●	The Company recognized other income for the fiscal year ended June 30, 2022 of $0.2 million, consisting of rental income, unrealized losses on securities held, and a gain on sale of mining claim rights.
●	As of June 30, 2022, the Company has redeemed and converted all outstanding preferred shares.

Components of Statements of Operations

Expenses

The Company recognized $33.7 million of operating expenses compared to $37.7 million of operating expenses during the fiscal years ended June 30, 2022 and 2021, respectively.

Research and development expenses for the fiscal year include salaries for laboratory staff, laboratory costs, and lease expenses for the laboratory space occupied at NCAR at the University of Nevada, Reno. The Company incurred $1.1 million and $0.9 million in research and development expenses for the fiscal years ended June 30, 2022 and June 30, 2021, respectively. The Company was awarded two grants in the fiscal year ended June 30, 2022. Income received from these grants was $0.1 million for the fiscal year ended June 30, 2022. The Company records any grant revenue as an offset to research and development expenses.

General and administrative expenses primarily consist of legal, office, consulting, salaries, and benefits expense. The Company recognized general and administrative expenses of $31.7 and $36.3 million for the fiscal years ended June 30, 2022 and 2021, respectively. Included within general and administrative expenses is a non-cash expense related to shares issued for professional services of $20.4 million and $29.4 million during the fiscal years ended June 30, 2022 and 2021, respectively. The Company has significantly reduced the use of shares for professional services to non-employees therefore, we expect to see a reduction in these expenses beginning July 1, 2022.

Exploration costs consist primarily of expenses related to the salaries, leasing and drill operations primarily associated with the exploration of new primary resources of battery metals. The Company recognized exploration costs of $0.9 million and $0.5 million for the fiscal years ended June 30, 2022 and 2021, respectively.

The Company recorded other income of $0.2 million during the fiscal year ended June 30, 2022 compared to other expenses of $4.0 million during the fiscal year ended June 30, 2021. The Company recognized a gain of $153,393 related to the sale of mining claims in Railroad Valley, NV during the fiscal year ended June 30, 2022.

Net Loss

During the fiscal year ended June 30, 2022, the Company incurred a net loss of $33.5 million or $0.05 loss per share compared to a net loss of $41.8 million or $0.08 loss per share during the fiscal year ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, the Company had cash of $29.0 million and total assets of $52.9 million compared to cash of $12.8 million and total assets of $21.3 million at June 30, 2021. The increase in cash is due to the Company having received net proceeds of $40.9 million from private placements and share purchases of common stock and $0.9 million of proceeds from exercises of share purchase warrants, partially offset by higher acquisition costs of property and equipment and intangible assets. The increase in total assets was due to the increase in cash of $16.1 million and increase in property and equipment and intangible assets of $13.4 million relating to additional acquisitions of land, construction in progress, equipment and water rights which will be used for the Company’s future pilot plant operations.

Liquidity and Capital Resources (continued)

The Company had total current liabilities of $3.1 million at June 30, 2022, compared to $1.8 million at June 30, 2021. The increase in current liabilities is due to an increase in accounts payable and accrued liabilities based on increased expenses in investing activities, an increase in accounts payable and accrued liabilities and day-to-day operating expenses.

As of June 30, 2022, the Company had working capital of $26.8 million compared to a working capital of $12.3 million at June 30, 2021. The increase in working capital was primarily attributed to the inflow of financing activity during the fiscal year ended June 30, 2022.

Cash Flows

Cash from Operating Activities.

During the fiscal year ended June 30, 2022, the Company used $10.2 million of cash for operating activities as compared to $7.8 million during the fiscal year ended June 30, 2021. The increase in the use of cash for operating activities was due to an increase in operating activities in the current period including an increase in a number of expenses including, employment and recruiting, research and development, exploration and reclamation, and professional fees and services.

Cash from Investing Activities

During the fiscal year ended June 30, 2022, the Company used $15.1 million on the construction, procurement of equipment, and water rights necessary to construct, commission, and operate its lithium-ion battery recycling Pilot Plant. This is in comparison to the cash used of $7.1 million for the fiscal year ended June 30, 2021. The increase in investing activities is due to the Company continuing to construct its Pilot Plant where necessary demonstrations are to occur. The Company also continues its acquisition of water rights and land in the Northern Nevada region to support further operations of the Company. The Company expects to see additional increases in investing activities as these projects progress to meet management expectations.

Cash from Financing Activities

During the fiscal year ended June 30, 2022, the Company had net cash provided by financing activities of $41.4 million compared to $26.9 million for the fiscal year ended June 30, 2021.

On September 27, 2021, the Company entered into a securities purchase agreement for the purchase and sale of an aggregate of 25,389,611 shares of the Company’s common stock and warrants to purchase an aggregate of up to 25,389,611 shares of common stock in a registered direct offering at a combined purchase price of $1.54 per share and warrant, for net proceeds to the Company of $36.9 million. The warrants are immediately exercisable and may be exercised at any time until September 29, 2026, at an exercise price of $1.75 per warrant.

The Company engaged a placement agent in connection with the offering and agreed to pay the placement agent a cash fee of 5% of the gross proceeds the Company receives in the offering. In addition, the Company agreed to issue to the placement agent warrants to purchase shares equal to 5% of the gross proceeds sold under the securities purchase agreement, or warrants to purchase up to an aggregate of 1,955,000 shares. The placement agent warrants generally will have the same terms as the investor warrants, except they will expire September 29, 2024, at an exercise price of $1.54 per warrant.

On August 5, 2021, the Company elected to exercise its rights pursuant to the Purchase Agreement dated April 2, 2021, to issue 3,000,000 shares for net proceeds to the Company of $4.0 million.

During the fiscal year ended June 30, 2022, the Company received $1.0 million of proceeds from the exercise of share purchase warrants.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenses or capital resources that are material to stockholders.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2022 $	June 30, 2021 $
Current Assets	29,888,992	14,135,718
Current Liabilities	3,052,141	1,822,498
Working Capital	26,836,851	12,313,220

Cash Flows

For the fiscal years ended June 30:

	2022 $	2021 $
Cash Flows used in Operating Activities	(10,177,994)	(7,756,438)
Cash Flows used in Investing Activities	(15,082,714)	(7,083,247)
Cash Flows provided by Financing Activities	41,406,372	26,853,263
Net Increase in Cash During the Period	16,145,664	12,013,578

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Financial Statements

For the fiscal year ended June 30, 2022, and June 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Battery Technology Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Battery Technology Company (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA

September 12, 2022

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Balance Sheets

	June 30, 2022 $	June 30, 2021 $
ASSETS

Current assets

Cash	28,989,166	12,843,502
Investments	21,013	–
Prepaid expenses	878,813	1,292,216

Total current assets	29,888,992	14,135,718

Property and equipment (Note 3)	18,876,895	5,484,225
Intangible assets (Note 4)	3,851,899	1,643,160
Right-of-use asset (Note 6)	244,203	–

Total assets	52,861,989	21,263,103

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	3,052,141	1,616,852
Due to related parties (Note 5)	–	205,646
Derivative liability (Note 7)	–	–

Total current liabilities	3,052,141	1,822,498

Long-term liabilities (Note 6)	175,789	–
Total liabilities	3,227,930	1,822,498

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share Issued and outstanding: nil and 500,000 preferred shares, respectively	–	500

Series B Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share Issued and outstanding: nil preferred shares.	–	–

Series C Preferred Stock Authorized: 1,000,000 preferred shares, par value of $10.00 per share Issued and outstanding: nil and 207,700 preferred shares, respectively	–	2,077,000

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share Issued and outstanding: 644,138,631 and 573,267,632 common shares, respectively	644,139	573,268

Additional paid-in capital	187,550,288	121,615,738
Common stock issuable	75,000	247,750
Accumulated deficit	(138,635,368)	(105,073,651)

Total stockholders’ equity	49,634,059	19,440,605

Total liabilities and stockholders’ equity	52,861,989	21,263,103

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Operations

	Fiscal year ended June 30, 2022 $	Fiscal year ended June 30, 2021 $

Operating expenses

General and administrative	31,698,072	36,290,653
Research and development costs	963,390	857,585
Exploration costs	887,919	540,842
Impairment of assets (Note 6)	186,779	35,250

Total operating expenses	33,736,160	37,724,330

Net loss before other income (expense)	(33,736,160)	(37,724,330)

Other income (expense)

Accretion and interest expense	(20)	(2,915,025)
Finance costs	-	(422,768)
Change in fair value of derivative liability (Note 7)	-	(19,655,296)
Gain on forgiveness of debt	-	255,992
Gain on settlement of debt (Note 7)	-	18,683,279
Unrealized loss on investment	(28,987)	-
Gain on sale of mining claims	153,393	-
Other income	71,812	18,084

Total other income (expense)	196,198	(4,035,734)

Net loss	(33,539,962)	(41,760,064)

Net Loss attributable to common stockholders	(33,539,962)	(41,760,064)
Net loss per share, basic and diluted	(0.05)	(0.08)
Weighted average shares outstanding	626,078,052	498,296,667

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Stockholders’ Equity

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Common stock
	Number	Amount $	Number	Amount $	Number	Amount $	Capital $	issuable $	Deficit $	Total $

Balance, June 30, 2021	500,000	500	207,700	2,077,000	573,267,632	573,268	121,615,738	247,750	(105,073,651)	19,440,605

Shares issued to non-employees for services	–	–	–	–	14,378,728	14,378	20,569,566	(154,000)	–	20,429,944

Shares issued to employees for services	–	–	–	–	1,891,930	1,892	1,231,263	–	–	1,233,155

Shares withheld from employees for tax remittance	–	–	–	–	(433,981)	(434)	(312,900)	–	–	(313,334)

Shares reclaimed from former executive					(1,000,000)	(1,000)	1,000	–	–	-

Net shares reclaimed as part of legal settlements	–	–	–		(4,200,000)	(4,200)	564,200	–	–	560,000

Shares issued for exercise of warrants	–	–	–	–	15,228,711	15,228	922,272	(18,750)	–	918,750

Shares issued from private placement, net of issuance costs	–	–	–	–	25,389,611	25,390	36,913,261	–	–	36,938,651

Shares issued pursuant to Series C preferred shares conversion	–	–	(207,700)	(2,077,000)	16,616,000	16,616	2,060,384	–	–	–

Redemption of Series A preferred shares	(500,000)	(500)	–	–	–	–	500	–	–	–

Shares issued pursuant to share purchase agreement	–	–	–	–	3,000,000	3,000	3,985,005	–	–	3,988,005

Net loss for the period	–	–	–	–	–	–	–	–	(33,539,962)	(33,539,962)

Dividends declared	–	–	–	–	–	–	–	–	(21,755)	(21,755)

Balance, June 30, 2022	–	–	–	–	644,138,631	644,139	187,550,288	75,000	(138,635,368)	49,634,059

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Common stock
	Number	Amount $	Number	Amount $	Number	Amount $	Capital $	issuable $	Deficit $	Total $

Balance, June 30, 2020	300,000	300	–	–	365,191,213	365,191	55,452,951	2,450,000	(63,208,946)	(4,940,504)

Shares issued for services	200,000	200	–	–	34,534,830	34,535	29,090,231	229,000	–	29,353,966

Shares issued for exercise of warrants	–	–	–	–	57,670,677	57,671	804,829	–	–	862,500

Shares issued from private placement, net of issuance costs	–	–	241,450	2,414,500	69,715,910	69,716	14,873,784	(2,450,000)	–	14,908,000

Shares issued pursuant to note conversion	–	–	40,000	400,000	22,685,750	22,686	7,890,707	–	–	8,313,393

Shares issued pursuant to Series C preferred shares conversion	–	–	(73,750)	(737,500)	5,900,000	5,900	731,600	–	–	–

Shares issued pursuant to share purchase agreement	–	–	–	–	16,750,000	16,750	11,006,701	–	–	11,023,451

Shares issued as a commitment fee	–	–	–	–	750,000	750	1,138,500	–	–	1,139,250

Shares issued pursuant to property purchase agreement	–	–	–	–	69,252	69	271,711	–	–	271,780

Share subscriptions received	–	–	–	–	–	–	–	18,750	–	18,750

Beneficial conversion feature on convertible debts	–	–	–	–	–	–	271,000	–	–	271,000

Share purchase warrants issued	–	–	–	–	–	–	83,724	–	–	83,724

Net loss for the period	–	–	–	–	–	–	–	–	(41,760,064)	(41,760,064)

Dividends declared	–	–	–	–	–	–	–	–	(104,641)	(104,641)

Balance, June 30, 2021	500,000	500	207,700	2,077,000	573,267,632	573,268	121,615,738	247,750	(105,073,651)	19,440,605

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Cash Flows

	Fiscal year ended June 30, 2022 $	Fiscal year ended June 30, 2021 $

Operating Activities

Net Loss attributable to common stockholders	(33,539,962)	(41,760,064)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	47,262	14,668
Unrealized loss on investment	28,987	-
Net change in operating lease liability	30,591	-
Impairment of assets	186,779	35,250
Stock-based compensation	1,233,155
Shares issued for services - professional services	20,429,944	29,353,966
Legal settlements	560,000	-
Sale of claims - share consideration received	(50,000)	-
Accretion expense	-	2,814,775
Change in fair value of derivative liability	-	19,655,296
Discount on convertible notes payable	-	51,000
Fair value of share purchase warrants issued	-	83,724
Gain on forgiveness of debt	-	(255,992)
Gain on settlement of debt	-	(18,683,279)
Shares issued for commitment fee	-	1,139,250

Changes in operating assets and liabilities:

Prepaid expenses	413,403	(783,102)
Accounts payable and accrued liabilities	687,493	997,373
Due to related parties	(205,646)	(419,303)

Net Cash Used in Operating Activities	(10,177,994)	(7,756,438)

Investing Activities

Acquisition of property and equipment	(12,873,975)	(5,440,087)
Purchase of water rights/intangible assets	(2,208,739)	(1,643,160)

Net Cash Used in Investing Activities	(15,082,714)	(7,083,247)

Financing Activities

Dividends paid	(125,700)	–
Purchase of shares from employees	(313,334)	–
Proceeds from exercise of share purchase warrants	918,750	862,500
Proceeds from issuance of common shares	39,100,001	15,499,813
Share issuance costs	(2,161,350)	–
Proceeds from share purchase agreement	3,988,005	10,431,638
Repayment of note payable	-	(59,236)
Share subscriptions received	-	18,750
Proceeds from issuance of convertible notes payable	-	1,395,000
Repayment of convertible note payable	-	(1,295,202)

Net Cash Provided by Financing Activities	41,406,372	26,853,263

Change in Cash	16,145,664	12,013,578

Cash – Beginning of Period	12,843,502	829,924

Cash – End of Period	28,989,166	12,843,502

Supplemental disclosures (Note 11)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022, and June 30, 2021

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

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 100 Washington Ave., Suite 100, Reno, NV 89503.

Liquidity and Capital Resources

During the fiscal year ended June 30, 2022, the Company incurred a net loss of $33.5 million and used cash of $10.2 million for operating activities. At June 30, 2022, the Company has an accumulated deficit of $138.6 million.

On September 27, 2021, the Company secured net proceeds of $36.9 million to construct and commission its lithium-ion battery recycling pilot plant, fund operations, and increase research and development activities. The Company believes its recent capital raise, and its current cash holdings will be sufficient to meet its future working capital needs. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and cash flows for the year ended June 30, 2021.

  b) Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, recoverability of long-lived assets and deferred income tax asset valuation allowances.

The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations may be affected.

  c) Long-Lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) topic 360, Property, Plant, and Equipment. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of vehicles, equipment, and land. Vehicles and equipment are depreciated on a straight-line basis over their estimated value lives ranging between 3 and 7 years.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

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

Expenses for major repairs and maintenance which extend the useful lives of property and equipment are capitalized. All other maintenance expenses, including planned major maintenance activities, are expensed as incurred. Gains or losses from property disposals are included in income or loss from operations.

  d) Intangible assets

Intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.

  e) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260 - Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and convertible shares. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2022, the Company had 40,310,611 potentially dilutive shares outstanding, consisting of 40,210,611 warrants and 100,000 restricted share units.

  f) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. At June 30, 2022 and 2021, the Company did not grant any stock options. The Company will utilize the Black Scholes method when calculating stock-based compensation expense relating to stock option awards and warrants.

The Company granted 100,00 restricted share units with a fair value of $0.1 million to an officer of the Company for the fiscal year ended June 30, 2022. The Company records restricted share units in accordance with ASC 718.

  g) Exploration Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360 - Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. As of June 30, 2022 and 2021, the Company has not capitalized any such mineral property costs.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

  h) Advertising and Marketing Costs

The Company expenses advertising and marketing development costs as incurred. No advertising costs were incurred for the fiscal years ended June 30, 2022 and 2021.

  i) Research and Development Costs

Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service (referred to as product) or a new process or technique (referred to as process) or in bringing about a significant improvement to an existing product or process. The Company expenses research costs as incurred.

Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plan.

The Company records any government assistance received as a cost-offset under IAS 20 - Accounting for Government Grants and Disclosures of Government Assistance. The Company received $0.1 million and nil in government assistance for the fiscal years ended June 30, 2022 and 2021, respectively.

  j) Leases

The Company follows the guidance of ASC 842 - Leases, which requires an entity to recognize a right-of-use asset (“RoU”) and a lease liability for virtually all leases. Operating lease RoU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. RoU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

  k) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740 - Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forward.

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

Due to the Company’s net loss position from inception to June 30, 2022, no provision for income taxes has been recorded. As a result of the Company’s cumulative losses to date, there exists little assurance to the realization of the deferred tax asset. Accordingly, a valuation allowance equal to the total deferred tax asset has been recorded at June 30, 2022 and 2021.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

  l) Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. This ASU is applicable to the Company’s fiscal year beginning July 1, 2022, though the Company has no applicable contracts at June 30, 2022.

In November 2021, FASB issued ASU No. 2021-10 - Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning July 1, 2022. The Company intends to recognize government assistance as a cost-offset under IAS 20 - Accounting for Government Grants and Disclosures of Government Assistance.

3. Property and Equipment

	Building	Equipment	Vehicles	Land	Total
Cost:

Balance, June 30, 2021	$-	$99,466	$61,916	$5,340,621	$5,502,003
Additions		118,558	-	1,574,996	1,693,554
Construction in process	10,798,780	1,134,377	-	-	11,933,157
Impairment loss	-	-	-	(186,779)	(186,779)

Balance, June 30, 2022	$10,798,780	$1,352,401	$61,916	$6,728,838	$18,941,935

Accumulated Depreciation:

Balance, June 30, 2021	$-	$4,356	$13,422	$-	$17,778
Additions	-	30,660	16,602	-	47,262

Balance, June 30, 2022	$-	$35,016	$30,024	$-	$65,040

Carrying Amounts:
Balance, June 30, 2021	$-	$95,110	48,494	$5,340,621	$5,484,225
Balance, June 30, 2022	$10,798,780	$1,317,385	31,892	$6,728,838	$18,876,895

Construction in process consists of both construction in process and equipment deposits for equipment currently in process.

In February 2021, the Company entered into an agreement to purchase land with a fair value of $85,000 located in Tonopah, NV in exchange for an agreed-upon number of common shares though the transaction had not cleared escrow. In September 2021, the Company later issued the shares whereby the stock price had increased. To correct the carrying value, the Company recognized impairment expense of $186,779 for the fiscal year ended June 30, 2022 once title transfer occurred.

4. Intangible Assets

Water Rights

Balance, June 30, 2021	$1,643,160
Additions	2,208,739

Balance, June 30, 2022	$3,851,899

To date, the Company has purchased water rights in the City of Fernley, Nevada for approximately $3.9 million. The water rights will be used to ensure the Company’s lithium-ion battery recycling plant will have adequate water to operate at full capacity once construction is complete. The water rights are treated in accordance with ASC 350, Intangible Assets, and have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

5. Related Party Transactions

During the fiscal year ended June 30, 2022, the Company has extinguished $205,646 of related party liabilities. The transactions were extinguished through non-cash, legal settlements with two former executives. At June 30, 2022 and 2021 the Company has $nil and $205,646 related party liabilities, respectively.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

6. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“RoU assets”) are presented within the asset section of the Company’s Consolidated Balance Sheets, while lease liabilities are included within the liability section of the Company’s Consolidated Balance Sheets at June 30, 2022.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the period ending June 30, 2022, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates, many of which don’t exceed a year in length. Total operating lease costs for the fiscal year ended June 30, 2022, were approximately $213,000. The Company does not have any finance leases as of June 30, 2022 and 2021.

As of June 30, 2022, short term lease liabilities of $99,005 are included in “Accounts payable and accrued expenses” on the consolidated balance sheets. The table below presents total operating lease RoU assets and lease liabilities at June 30:

	2022 $	2021 $
Operating lease right-of-use asset	$244,203	$-
Operating lease liabilities	$274,794	$-

The table below presents the maturities of operating lease liabilities as of June 30, 2022:

June 30, 2023	$117,670
June 30, 2024	131,198
June 30, 2025	55,395
Total lease payments	304,263
Less: discount	(29,469)

Total operating lease liabilities	$274,794

Short-term operating lease liability	$99,005
Long-term operating lease liability	$175,789

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use asset as of June 30, 2022.

Weighted average lease term (years)	2.2
Weighted average discount rate	8.0%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

7. Derivative Liabilities

The Company records the fair value of the conversion option of convertible debentures in accordance with ASC 815 - Derivatives and Hedging. The fair value of the derivatives is generally calculated using a multi-nominal lattice model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations.

For the fiscal year ended June 30, 2021, the Company recognized an expense related to the change in fair value of derivative liabilities of $19,655,296, offset by gain on settlement of debt of $18,683,279 for the same period. For the fiscal year ended June 30, 2022, the Company did not record an expense associated with the change in fair market value of derivatives. The Company had no derivative liabilities at June 30, 2022 and 2021.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized three separate classes of Preferred Stock with an aggregate of 25,000,000 shares authorized. A description of each share class is listed below.

Series A Preferred Stock

The Company has 500,000 shares of Series A Preferred Stock authorized with a par value of $0.001. The shares allow the holder to vote 1,000 shares for each share of Series A stock in any vote of the shareholders of the Company and the Board is authorized to issue such preferred stock as is necessary. On August 25, 2021, the Board approved a resolution to retire all the outstanding Series A shares of Preferred Stock. On January 27, 2022, the Company redeemed all outstanding shares of Series A Preferred Stock. The Company had Series A Preferred Stock issued and outstanding of nil and 500,000 at June 30, 2022 and 2021, respectively.

Series B Preferred Stock

At June 30, 2022 and 2021, 2,000,000 shares of Series B Preferred Stock are authorized with a par value of $10.00, and no shares are issued.

Series C Preferred Stock

The Company has 1,000,000 shares of Series C Preferred Stock authorized with a par value of $10.00. The Company had nil and 207,700 shares issued and outstanding at June 30, 2022 and 2021, respectively.

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock (241,450 shares of Series C Preferred Stock) at $50,000 per unit for proceeds of $2,414,500. Each unit is comprised of 5,000 shares of Series C Preferred Stock, each convertible into 80 shares of common stock, and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until June 30, 2023. Each holder of Series C Preferred Stock is entitled to receive a non-cumulative dividend at an 8% rate per share, per annum. The dividend shall be payable at the Company’s option either in cash or in common shares of the Company. If paid in common shares, the Company shall issue the number of common shares equal to the dividend amount divided by the stated value and then multiplied by eighty.

On February 2, 2022, the Company issued a Mandatory Conversion Notice to the remaining Series C Preferred stockholders. The notice converts all outstanding shares of Series C Preferred Stock to common stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

On February 8, 2022, the Company issued $125,700 in dividend payments to Series C stockholders that held shares from date of issuance. No remaining dividends are expected to be paid in relation to Series C Preferred Stock as there are no remaining shares of Series C Preferred Stock outstanding at June 30, 2022.

During the fiscal year ended June 30, 2022, the Series C Preferred stockholders converted 207,700 shares of Series C Preferred Stock (par value of $2,077,000) to 16,616,000 shares of common stock.

Common Stock

At June 30, 2022 and 2021, 1,200,000,000 shares of common stock are authorized, with a par value of $0.001.

Fiscal year ended June 30, 2022

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

During the period, the Company issued 15,228,711 common shares pursuant to the exercise of 15,000,000 share purchase warrants for proceeds of $937,500, of which 250,000 share purchase warrants, pursuant to an aggregate cash exercise price of $18,750, were exercised during the fiscal year ended June 30, 2021.

During the period, the Company issued 14,378,728 common shares with a fair value of $20,429,944, including 5,805,101 common shares with a fair value of $9,333,019 to former officers and directors of the Company and 3,011,218 common shares with a fair value of $4,822,308 to current officers and directors of the Company. At June 30, 2022, the Company has shares of common stock with a fair value of $75,000 for professional services due to employees, officers and board of directors of the Company.

On April 2, 2021, the Company entered into a second Purchase Agreement (“Tysadco Agreement 2”) with Tysadco Partners, LLC. Pursuant to the Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $75,000,000 worth of the Company’s common stock over a 24-month period from the effectiveness of the registration statement. The Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $10 million or 200% of the average shares traded for the five days prior to the closing request date, at a purchase price of 95% of the average of the 5-day median share price, with a minimum request of $25,000. On August 8, 2022, the Company issued 3,000,000 common shares pursuant to the Tysadco Agreement 2, for aggregate proceeds of $3,988,005.

On January 27, 2022, the Company and a former executive agreed to cancel, for no consideration, 1,000,000 previously issued common shares.

On May 23, 2022, the Company redeemed 4,000,000 common shares from a former executive of the Company for no consideration. These shares were previously issued via an arms-length transaction between former executives of the Company.

On May 23, 2022, the Company issued 800,000 common shares with a fair value of $560,000 pursuant to a legal settlement with a former executive.

On June 13, 2022, the Company cancelled 1,000,000 common shares, pursuant to a legal settlement from a prior year. The share certificate was received and remitted to the transfer agent during the fiscal year ended June 30, 2022.

On June 13, 2022, the Company issued 1,891,930 shares with a fair value of $1,324,351 to employees under the 2021 Equity Retention Plan.

Fiscal year ended June 30, 2021

During the period, the Company issued 22,685,750 common shares with a fair value of $7,913,391 for the conversion of $2,002,876 of note payable, $77,723 of accrued interest and fees and $21,429,714 of derivative liability resulting in a gain on settlement of $15,596,922.

During the period, the Company issued 34,534,830 common shares with a fair value of $29,353,966 for professional services, including 7,041,790 shares with a fair value of $4,875,002 issued to former directors of the Company.

During the period, the Company issued 60,625,000 units for proceeds of $2,450,000 received during the fiscal year ended June 30, 2020. Each unit is comprised of one common share of the Company and 0.8 share purchase warrant where each whole share purchase warrant can be exercised into one common share of the Company at $0.075 per share until October 31, 2024.

During the period, the Company issued 47,570,677 common shares pursuant to the cashless exercise of share purchase warrants and 10,100,000 common shares pursuant to the exercise of share purchase warrants for total proceeds of $862,500. The fair value of $73,470 for the warrants exercised was transferred to common shares from additional paid-in capital. As of June 30, 2021, the Company has received an additional $18,750 for future issuances.

On October 8, 2020, the Company entered into a Private Purchase Agreement with Tysadco Partners, LLC, a Delaware limited company (“Tysadco”). Pursuant to this agreement, Tysadco purchased 12,000,000 common shares for aggregate proceeds of $1,200,000.

On October 23, 2020, the Company entered into a Purchase Agreement (the “Tysadco Agreement”) with Tysadco. Pursuant to the Agreement, Tysadco committed to purchase, subject to certain restrictions and conditions, up to $10,000,000 worth of the Company’s common stock over a period of 24 -month period from the effectiveness of the registration statement registering the resale of shares purchased by Tysadco. The Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $250,000 in common stock per sale or 200% of the average shares traded for the 10 days prior to the closing request date, at a purchase price of 85% of the of the two lowest individual daily VWAPs during the five (5) trading days commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $25,000. During the period, the Company issued four puts against the facility for 4,750,000 common shares for aggregate proceeds of $9,823,451.

On April 2, 2021, the Company entered into the Tysadco Agreement 2. During the period, the Company did not issue a put against the facility.

On April 28, 2021, the Company issued 9,090,910 common shares at $1.65 per share in a prospectus offering for proceeds of $15,000,000. As part of the offering, the Company incurred share issuance costs of $1,300,000 which has been applied against additional paid-in capital.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

9. Share Purchase Warrants

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2021	27,866,000	$0.09
Issued	27,344,611	$1.73
Exercised	(15,000,000)	$(0.08)
Expired	-	$-

Balance, June 30, 2022	40,210,611	$1.21

Additional information regarding share purchase warrants as of June 30, 2022, is as follows:

	Outstanding and Exercisable
Exercise Price	Number of Warrants	Weighted-Average Remaining Contractual Life (years)

$0.08	11,250,000	2.3
$0.25	1,616,000	1.5
$1.54	1,955,000	2.2
$1.75	25,389,611	4.2

	40,210,611	3.5

10. Share Awards

The Company has established the 2021 Retention Plan (“the Plan”) to issue shares in the effort to retain key executives, directors, and certain employees. The Plan allows for several different types of awards to be granted, including but not limited to, restricted share units and share awards. Share awards generally vest over a four-year period at a rate of 25% per annum.

For the fiscal year ended June 30, 2022, the Company issued 100,000 restricted share units and 1,891,930 common share awards under the 2021 Equity Retention Plan. The Company recognized stock-based compensation expense of $1,233,155 and $nil for the fiscal years ended June 30, 2022 and 2021, respectively.

11. Supplemental Statement of Cash Flow Disclosures

	June 30, 2022 $	June 30, 2021 $

Supplemental disclosures:

Interest paid	(20)	63,216
Income taxes paid	–	–

Non-cash investing and financing activities:

Construction costs in accounts payable	752,736	–
Fair value of commission warrants issued	2,699,039	–
Initial value of lease liabilities	311,570	–
Common shares issued pursuant the conversion of preferred shares	16,616,000	5,900,000
Discount on convertible debenture	–	403,378
Beneficial Conversion Feature	–	271,000
Original issuance discount on convertible debentures	–	51,000
Common shares issued for deposit for acquisition of property	–	271,780
Common shares issued for settlement of convertible debt	–	8,313,393

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

12. Income Taxes

The Company has no income tax provision for the fiscal years ended June 30, 2022 and 2021. The statutory rate of 21% for U.S. federal income tax is the only applicable tax rate used for the fiscal years ended June 30, 2022 and 2021. The statutory rate differs from the Company’s current fiscal year provision due to the following:

	June 30, 2022 $	June 30, 2021 $

Net loss before taxes	33,539,962	41,760,064
Statutory rate	21%	21%

Computed expected tax recovery	7,043,392	8,769,613
Change in fair value of derivative liabilities	–	(4,127,612)
Gain/loss on settlement of debt	–	3,923,489
Stock-based compensation	(18,643)	(6,164,291)
Net operating loss adjustment	(3,312,711)	(172,322)
Change in valuation allowance	(1,382,301)	(1,625,555)
162(m) adjustment	(2,264,757)	–
Other permanent tax adjustments	(64,980)	(603,322)

Income tax provision	–	–

As of June 30, 2022, the Company had accumulated $80.4 million of net operating losses (NOL) carried forward to offset taxable income in future years. The Company currently has $7.0 of unused NOL’s that are set to begin to expire in 2036 to 2038, with the remainder of approximately $73.4 million having no expiration date.

The significant components of deferred income tax assets and liabilities at June 30 after applying enacted corporate income tax rates are as follows.

	2022 $	2021 $

Net operating losses carried forward	8,174,021	6,791,720
Valuation allowance	(8,174,021)	(6,791,720)

Net deferred tax asset	–	–

The Company has a sole uncertain tax position (“UTP”) for stock-based compensation for services included in open tax returns beginning with the fiscal year ended September 30, 2016. The Company intends to remedy the UTP with the required information forms issued in a timely matter prior to filing of the tax return for the fiscal year ended June 30, 2022.

The unrecognized tax benefits for the Company are as follows as of June 30:

	2022 $	2021 $

Unrecognized tax benefits, beginning of period	2,550,962	2,550,962
Increases – tax position in current period	6,164,291	–

Unrecognized tax benefits, end of period	8,715,253	2,550,962

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize carryforwards and other tax attributes such as foreign tax credits, in any taxable fiscal year may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company may, in the future experience one or more additional Section 382 “ownership changes.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2022 and June 30, 2021

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

The Company files U.S. income tax returns with varying statutes of limitations. The tax returns for fiscal years ended September 30, 2016, to June 30, 2022, remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company is not under examination by any tax authority as of June 30, 2022.

The Company has incurred federal income tax and payroll tax penalties of approximately $121,000 for the fiscal year ending June 30. 2021. The expense has been presented within the consolidated statements of operations, general and administrative expenses.

13. Commitments and Contingencies

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

The Company notified 1317038 Nevada Ltd of its intent to exercise its option to purchase the right to renew 305 unpatented lode claims in Tonopah, Nevada. Under the terms of the agreement, the total payment due to 1317038 Nevada Ltd is $8.0 million, payable in two equal installments and payable in either cash or stock, plus closing costs. The Company paid the initial installment in cash in July 2022. The Company is scheduled to make the remaining payment in October 2022.

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases two adjacent Lab spaces in the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the Lab leases expire on March 15, 2023. Consistent with the guidance in ASC 842, The Company has recorded the principal office lease in its consolidated balance sheet as an operating lease. For further information on operating lease commitments, refer to Note 6 - Leases.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance The Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At June 30, 2022, The Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $47,730, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Nevada.

14. Subsequent Events

On July 21, 2022, the Company exercised the option to purchase the rights to 305 unpatented lode claims in the Tonopah Flats Lithium Project. Payment for the claims is due in two equal installments. Under the terms of the agreement, the Company has the option to pay each installment in cash or stock. The Company elected to pay $4 million in cash for the first installment.

On August 1, 2022, the Company entered into an employment agreement (“Agreement”) with the CEO, Ryan Melsert. The Agreement is a two-year term and provides for an annual base salary of $425,000 per year. At Mr. Melsert’s request, a portion of this compensation may be elected to be received as restricted stock units (RSUs) and the Annual Base Salary will be reduced to $325,000 per year from the Employment Date of this Agreement through December 31, 2022 as the Company ramps up additional revenue-generating operations, in exchange for 60,000 RSUs which fully vest on January 1, 2023. The agreement also provides for a cash bonus of 75% of the annual base salary, based on the achievement of certain milestones, and other standard employment benefits. The Agreement also provides for, subject to approval by the Board of Directors, an award of RSUs equal to $1,000,000 divided by the 20-day trailing volume-weighted average price prior to the grant date, and $3,000,000-worth of warrants with a five-year expiration of a quantity and exercise price as calculated by Black-Scholes at the time of grant, which shall be conditioned on Mr. Melsert achieving certain performance milestones as defined in the Agreement. The 4-year vesting schedule for these RSUs and warrants is defined in the Agreement. The details surrounding the Bonus Equity Compensation may be memorialized by the Board in a separate award agreement, subject to the Company 2021 Equity Retention Plan, at the discretion of the Board.

On August 5, 2022, the Company entered into a purchase and sale agreement to sell 92 mining claims in Railroad Valley for $100,000.

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has not identified any additional subsequent events requiring adjustments to, or disclosures in, the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, the end of the period covered by this report. As set forth below, the Company is addressing the issues underlying this conclusion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2022, our internal controls over financial reporting were deemed not to be effective, based on the criteria therein. Material weaknesses presiding over our internal controls as it relates to financial reporting are described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain adequate documentation evidencing the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. We did not maintain appropriate segregation of duties related to accounting processes.

These material weaknesses create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2022.

Remediation Plan

We continue to enhance our internal control over financial reporting to remediate the material weaknesses presented in our financial statements for the fiscal years ended June 30, 2022 and 2021. We are committed to ensuring that its internal control over financial reporting is designed and operating effectively.

Our remediation process to date has included, but is not limited to:

●	Successful hiring of additional personnel with the expertise necessary to improve the financial reporting function

●	Complete the implementation of SAP ByDesign, an Enterprise Resource Planning (ERP) solution that will provide the necessary permissions and roles to mitigate control weaknesses in key accounting processes and procedures

●	Provide additional guidance, education and training to employees relating to our accounting procedures with a continued focus on its segregation-of-duties as the Company hires more accounting personnel

●	Further develop and document detailed accounting policies for significant accounts, accounting estimates and presentation of complex items, as is required by US GAAP

●	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls

●	We have engaged a firm that specializes in Cyber and IT protection to further enhance the protection of our financial information, employee information, proprietary methods, and strategic partnerships.

We expect to remediate our material weaknesses during the fiscal year ending June 30, 2023. However, there is no guarantee that such material weaknesses will be remediated during the year, and we may discover additional material weaknesses that may require additional time and resources to remediate.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
Julie Blunden[1,2,3]	56	Director
D. Richard (Rick) Fezell[1,3]	62	Director
Elizabeth Lowery[2,3]	66	Director
Sherif Marakby[1,2]	56	Director
Ryan Melsert	40	Chairman, CEO, CTO
Kimberly Eckert	44	Chief Financial Officer
Andres Meza	42	Chief Operating Officer, Secretary
Scott Jolcover	71	Chief Resource Officer

1)	Member of Audit Committee
2)	Member of Nomination & Governance Committee
3)	Member of Compensation Committee

Julie Blunden, Director

For 35 years, Julie Blunden, age 56, has rapidly grown emerging energy companies to leaders in their sectors from power generation to retail power, solar, energy storage and, most recently, EV fast charging. She now focuses on Board work related to batteries for both mobility and stationary storage as well as their supply chains. Ms. Blunden currently serves on the Board of Directors of American Battery Technology Company. She was elected the first independent Director on the Board ZincFive, where she chairs the Compensation Committee. In addition, at Plus Power, she is actively engaged through the Board of Advisors. At New Energy Nexus Ms. Blunden serves as Board Chair as well as serving on Audit, Executive and Finance Committees where she supports diverse energy entrepreneurs around the world to achieve a 100% clean energy economy for 100% of the population.

Ms. Blunden’s global experience includes executive roles at six organizations, including two publicly listed companies as well as the turnaround Chief Commercial Officer at EVgo through the completion of its sale to LS Power in 2020. Ms. Blunden has had P&L responsibility, extensive board engagement as an executive, served as Vice Chair at the Solar Energy Industries Association, a member of the Board of Directors at the national Energy Storage Association, and as a member of four other NGO Boards of Directors as well as two Advisory Boards. While Vice Chair at SEIA she led PV Now’s integration into SEIA as well as a refresh of Executive Compensation and Evaluation.

Additionally, she has served as Vice Chair of the Solar Energy Industries Association, a member of the Board of Directors at the National Energy Storage Association and was a former Executive in Residence for the Global Energy Management Program at the University of Colorado Denver’s Business School. Blunden has an engineering and environmental studies degree from Dartmouth College and a Master of Business Administration degree from Stanford’s Graduate School of Business.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Ms. Blunden (or any member of her immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Ms. Blunden was not pursuant to any arrangement or understanding between her and any person, other than a director or executive officer of the Company acting in his or her official capacity.

D. Richard (Rick) Fezell, Director

Spanning a distinguished 35-year career as a former auditor, senior partner, and Vice Chairman at Ernst & Young (EY), Mr. Fezell, age 62, held multiple leadership roles at the industry, regional, and executive committee levels for EY, providing deep knowledge of financial reporting, risk management, and market-leading growth strategies to large public multinationals as well as emerging growth and newly public companies.

He was Vice Chair and Managing Partner of the firm’s Central Region, responsible for a $3 billion business across all service lines that included over 7,000 professionals in 17 offices. While serving as the Americas Vice Chair for Markets, Mr. Fezell oversaw growth for a $15 billion practice. Prior to his retirement from EY in 2020, Mr. Fezell served as the Americas Leader for EY’s alliance with Microsoft, at the forefront of transformation and digitalization and responsible for product development, investment allocations and joint go-to-market strategies to help drive digital platform services growth at both EY and Microsoft.

Mr. Fezell has served on the board of many community and higher education organizations including The United Way, the Civic Committee of The Commercial Club of Chicago, the Markkula Center for Applied Ethics at Santa Clara University, the Orfalea School of Business at Cal Poly San Luis Obispo and Perspectives Charter Schools in Chicago. He is a CPA and graduate of Westminster College in Pennsylvania.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Fezell (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Fezell was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Elizabeth Lowery, Director

Elizabeth Lowery, age 66, is a Senior Advisor, Sustainable Finance and ESG with ERM, a sustainability consulting firm. She is also a Senior Executive Advisor with GI Partners and Piva. She was formerly the Managing Director of Sustainability and ESG at TPG. Ms Lowery joined TPG after a 20-year career with General Motors Company where she was a member of GM’s Senior Leadership Group as Corporate Vice President, Environment, Energy & Safety Policy and Secretary to the Public Policy Committee of the GM Board of Directors. She also served as General Counsel for GM—North America. Ms. Lowery has held various executive positions, including Senior Knowledge Leader and a Principal of GreenOrder at LRN, where she was focused on working with global enterprises to develop sustainability strategies and initiatives. She was also a partner at Honigman Miller Schwartz and Cohn and a law clerk to Michigan Supreme Court Justice G. Mennen Williams. She has served on several non-profit boards including the World Environment Center, InForum Center for Leadership, Keystone Center and the Alliance for Automobile Manufacturers. Her primary responsibilities within TPG included leading the Sustainability and ESG program development, strategy and deployment across the Firm, engaging with portfolio companies to build sustainable businesses, and assisting deal teams on due diligence matters. Ms. Lowery was a member of the PRI Private Equity Advisory Committee and is currently a Board Member of Denali Water Solutions, Keter Environmental Services, Sagard Holdings, Anuvia, and American Battery Technology Company. She is also a member of the Caesars Entertainment CSR External Advisory Board and on the Corporate Eco Forum Advisory Board.  She graduated Magna Cum Laude with a Juris Doctorate from Wayne State University and a B.B.A from Eastern Michigan University.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Ms. Lowery (or any member of her immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Ms. Lowery was not pursuant to any arrangement or understanding between her and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Sherif Marakby, Director

Sherif Marakby, age 56, brings significant operating experience in the automotive OEM industry from a 31-year career in the transformation, electrification, and technology innovation and AV development fields. Most recently, Mr. Marakby served as Executive Vice President, Corporate R&D of Magna International, one of the largest Tier 1 suppliers to the automotive industry in the world. Previously, he served as Uber’s Vice President of Global Vehicle Programs where he built a team that integrated self-driving technology into vehicles, partnered with Volvo cars for an autonomous vehicle program, and was responsible for business development with OEM partners.

During a close to 30-year career at Ford Motor Company, Mr. Marakby held a variety of product development positions, beginning with Chief Engineer and rising to President & CEO of Ford’s Autonomous Vehicle LLC, where he oversaw the development and launch of five new vehicles, including the all-electric Ford Mustang Mach-E and the Ford Fusion Hybrid. Additionally, during his tenure at Ford, Mr. Marakby served as the Director of Small Cars & SUVs globally overseeing two million vehicles and more than $40 billion of annual revenue in over 70 countries. In his role as Vice President of Electrification and Autonomous Vehicles, he was responsible for over $11 billion of electrification and $4 billion of autonomous vehicle development.

Mr. Marakby has a Master in Electronics Engineering from the University of Maryland College Park, and a Master of Business Administration from the University of Michigan.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Mr. Marakby (or any member of his immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Mr. Marakby was not pursuant to any arrangement or understanding between him and any person, other than a director or executive officer of the Company acting in his or her official capacity

Ryan Melsert, Chairman of the Board, CEO, CTO

Mr. Melsert, age 40, is the CEO and CTO at American Battery Technology Company, overseeing all aspects of the Company’s battery metal extraction and lithium-ion battery recycling divisions. Mr. Melsert specializes in the development and scale-up of highly innovative first-of-kind systems. This development process consists of fundamental conceptual design, rigorous thermodynamic and process modeling, design and fabrication of bench-scale prototypes, construction and operation of integrated pilot systems, and implementation of commercial-scale systems. Joining the Company in August 2019, Mr. Melsert has been accelerating the development and implementation of the Company’s proprietary battery metal extraction technologies and battery recycling programs with the planning and construction of a multi-functional facility. Since June 2019, Mr. Melsert has been the CEO of M2 Thermal Solutions whose first-of-kind residential air conditioning system, that exhibits a disruptive improvement in energy efficiency over current state-of-the-art systems, has been accepted as one of eight finalist designs in the Global Cooling Prize challenge. From May 2015 to March 2019 Mr. Melsert worked at Tesla as one of the founding members of the battery manufacturing Gigafactory design team, and subsequently as an R&D Manager for the Battery Materials Processing group. He founded and led this cross-functional team of mechanical and chemical engineers who implemented first principles design to develop novel first-of-kind systems for the extraction, purification, and synthesis of precursor and active battery materials. This development scope included the fundamental conceptual design, rigorous thermodynamic and process modeling, design and fabrication of bench-scale prototypes, construction and operation of integrated pilot systems, and implementation of commercial scale systems for the processing of battery materials. During this time Mr. Melsert was awarded 5 different patents. From April 2013 to May 2015 Mr. Melsert served as R&D Manager, Advanced Energy & Transportation Technologies for Southern Research where he led a project team of 5-10 chemical/mechanical engineers in fundamental design of first-of-kind systems throughout energy systems field. While there, Mr. Melsert wrote and won several DOE grants in addition to winning the company-wide “Invention of the Year” 2015, presented at ARPA-E Innovation Summit. His education includes an MS in Mechanical Engineering and an MBA from Georgia Tech awarded in 2007 and 2011, respectively, and a BS in Mechanical Engineering with Minors in Engineering Mechanics, French, and International Studies from Penn State University awarded in 2004.

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

Kimberly Eckert, Chief Financial Officer

Kimberly Eckert, age 44, has over two decades of corporate finance and strategic mineral resource development experience, working specifically within the critical minerals and precious metals industry, across the investment banking, corporate financial management, investment management, and strategic consulting fields.

Ms. Eckert served as Vice President at Deutsche Bank in Global Corporate Investment Banking of its Natural Resources Metals & Mining group, and as the Director of Strategic Development at Coeur Mining, a company focused on the development of critical and precious metals throughout Nevada, Alaska, British Columbia, and Mexico. She is an expert in corporate strategy, valuation, capital raises, and investor relations, with specific financial expertise in seed-stage start-ups within the natural resources industry. Over the course of her career, she has advised and executed on debt and equity linked financings as lead or joint bookrunner, and advised on numerous mergers, acquisitions, and divestitures.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which Ms. Eckert (or any member of her immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K. The appointment of Ms. Eckert was not pursuant to any arrangement or understanding between her and any person, other than a director or executive officer of the Company acting in his or her official capacity.

Andres Meza, Chief Operating Officer, Secretary

Mr. Meza, age 42, has an undergraduate degree in chemical engineering and started his professional career at Georgia Pacific working as a process engineer at a paper mill. After working to gain direct hands-on chemical manufacturing expertise throughout the processing plant, he was promoted to a shift team leader. To further enhance his management and leadership skills, he attended the Harvard Business School. After receiving his MBA, he worked for Apple as a global supply manager focusing on commissioning and scaling up of manufacturing facilities across Asia and the implementation of cost efficiencies throughout their supply chain. After four years optimizing high-volume manufacturing at Apple, Mr. Meza worked for the management consultancy firm McKinsey and Company as an engagement manager. In this role, he analyzed the manufacturing operations of global corporations and developed strategic assessments for executives to implement operational efficiencies in their facilities and business units. Mr. Meza subsequently joined the private equity firm Transom Capital as the Vice President of Operations working with a suite of portfolio companies in which the firm had invested. At Transom Capital, Mr. Meza used his extensive expertise in operational leadership and manufacturing to establish the required procedures and frameworks to help grow these early-stage companies into mature and stable corporations.

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

Scott Jolcover, Chief Resource Officer

Mr. Jolcover, age 71, has development expertise spanning five decades including expertise in construction, mining and land development, water resource, claims management, economic and environmental solutions. Prior to joining the Company, he served as the Director of Development and General Site Manager for Comstock Mining Inc., where he managed all commercial transactions, including land, water and other major capital expenses and acquisitions and served two years on their Board of Directors. Other roles include President and CEO for Virginia City Ventures, which established the Comstock Gold Mill and partnered with the Tri-County Railway Commission. Mr. Jolcover has board and leadership roles with Nevada Works; Northern Nevada Development Authority (NNDA), Design and Construction Committee; and a 20-year relationship with Virginia City Tourism Commission (VCTC), including Chair and Vice-Chair roles.

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

Family Relationships

None.

Board Committees

Our Board has established Audit, Nominating and Corporate Governance, and Compensation Committees. Our Board may establish other committees to facilitate the management of our business. The composition and functions of the audit committee, compensation committee and nominating and corporate governance committee are described below. Members will serve on committees until their resignation or removal from the Board or until otherwise determined by our Board.

Audit Committee

Our audit committee consists of Rick Fezell, Julie Blunden, and Sherif Marakby, with Mr. Fezell serving as the chairman. Our Board has determined that Mr. Fezell is an “audit committee financial expert” within the meaning of the SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
●	helping to ensure the independence and performance of the independent registered public accounting firm;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing our policies on risk assessment and risk management;
●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
●	approving (or, as required, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Elizabeth Lowery, Sherif Marakby, and Julie Blunden, with Ms. Lowery serving as the chairman. The functions of the nominating and governance committee will include:

●	identifying and recommending candidates for membership on our Board;
●	including nominees recommended by stockholders;
●	reviewing and recommending the composition of our committees;
●	overseeing our code of business conduct and ethics, corporate governance guidelines and reporting; and
●	making recommendations to our Board concerning governance matters.

The nominating and corporate governance committee also annually reviews the nominating and corporate governance committee charter and the committee’s performance.

Compensation Committee

Our compensation committee consists of Julie Blunden, Rick Fezell, and Elizabeth Lowery, with Ms. Blunden serving as the chairman. The functions of the compensation committee will include:

●	reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;
●	reviewing and recommending that our Board approve the compensation of our directors;
●	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;
●	administering our stock and equity incentive plans;
●	selecting independent compensation consultants and assessing conflict of interest compensation advisers;
●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and
●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. Our Board focuses on the most significant risks we face our general risk management strategy, and also ensures that risks we undertake are consistent with our Board’s appetite for risk. While our Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, entitled Code of Conduct. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board and hold office until removed by the Board, absent an employment agreement.

Conflicts of Interest

None.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2021 were complied with by each person who at any time during the 2021 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Scott Jolcover has yet to file a Form 3 to report his holdings since he became an officer on August 27, 2021, and he has yet to file a Form 4 to report his conversion of 200,000 Series C Preferred Stock on December 29, 2021. The Company expects that the aforementioned Form 3 will be filed as soon as practicable following the filing of this Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table – Board of Directors

Name and Principal Position	Fiscal Years Ended 6/30/22 and 6/30/2021	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ryan Melsert	2021	85,000	—	—	—	—	—	—	85,000
Chairman of the Board	2022	90,000	—	1,555,000	—	—	—	—	1,640,000
Elizabeth Lowery	—	—	—	—	—	—	—	—	—
Director	2022	11,667	—	—	—	—	—	—	11,667
Julie Blunden	—	—	—	—	—	—	—	—	—
Director	2022	11,667	—	—	—	—	—	—	11,667
D. Richard (Rick) Fezell	—	—	—	—	—	—	—	—	—
Director	2022	13,333	—	—	—	—	—	—	13,333
Sherif Marakby	—	—	—	—	—	—	—	—	—
Director	2022	8,333	—	—	—	—	—	—	8,333

Note:

Ryan Melsert was appointed CEO on August 27, 2021 and was appointed Chairman of the Board on February 27, 2022. Prior to this, he served as the Chief Technology Officer and Director. Compensation disclosed above reflects compensation earned in his role as Chairman of the Board and Director.

Elizabeth Lowery, Julie Blunden, Rick Fezell, and Sherif Marakby were appointed to the Board of Directors effective March 1, 2022. The Director Agreements include annual compensation of $25,000 to be paid quarterly in addition to an annual award of Restricted Stock Units (RSUs) equal to $150,000 divided by the volume weighted average price (VWAP) of the twenty (20) trading days prior to the applicable grant day. The New Directors may also be eligible to receive additional compensation if they chair certain Board committees.

Douglas Cole resigned as CEO on August 27, 2021 and as Chairman of the Board effective February 25, 2022. In 2021, Mr. Cole received total compensation of $3,798,434, consisting of $375,000 cash salary, $281,250 cash bonus, $2,785,100 stock awards, and $357,084 other cash compensation. In 2022, Mr. Cole received $60,000 cash salary and $7,500 in stock awards as Chairman of the Board. Under the terms of his separation agreement, Mr. Cole received $35,000 cash severance and forfeited prior year stock compensation of $2,030,000.

David Batstone resigned his seat on the Board of Directors effective February 20, 2022. In 2021, Mr. Batstone received total compensation of $592,600, consisting of $67,500 cash salary and $525,100 stock awards. In 2022, Mr. Batstone received total compensation of $71,782, consisting of $60,000 cash salary and $11,782 stock awards. Mr. Batstone received $42,500 cash and $177,000 in stock awards under the terms of his severance agreement.

Douglas MacLellan and William Hunter resigned their seats on the Board of Directors effective February 25, 2022. In 2021, Mr. MacLellan received total compensation of $422,600, consisting of $107,500 cash salary, $45,000 cash bonus, and $270,100 in stock awards. In 2022, Mr. MacLellan received total compensation of $1,142,497, consisting of $60,000 cash salary and $1,082,497 in stock awards. Mr. MacLellan received $35,000 cash and $260,000 in stock awards under the terms of his severance agreement. In 2021, Mr. Hunter received total compensation of $2,027,600, consisting of $107,500 cash salary, $45,000 cash bonus, and $1,875,100 in stock awards. In 2022, Mr. Hunter received total compensation of $1,142,497, consisting of $60,000 cash salary and $1,082,497 in stock awards. Mr. Hunter received $35,000 cash and $260,000 in stock awards under the terms of his severance agreement.

Summary Compensation Table – Executive Officers

Name and Principal Position	Fiscal Years Ended 6/30/22 and 6/30/2021	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ryan Melsert	2021	275,000	103,125	330,100	—	—	—	—	793,228
CEO, CTO, Chairman of the Board	2022	275,000	—	—	—	—	—	—	275,000
Andres Meza	—	—	—	—	—	—	—	—	—
Chief Operating Officer	2022	225,000	—	—	—	—	—	—	225,000
Kimberly Eckert	—	—	—	—	—	—	—	—	—
Chief Financial Officer	2022	50,000	—		—	—	—	—	50,000
Scott Jolcover	2021	136,442	—	—	—	—	—	—	—
Chief Resource Officer	2022	225,000	—	3,290,000	—	—	—	11,000	3,526,000

Note:

Ryan Melsert was appointed CEO on August 27, 2021 and was appointed Chairman of the Board on February 27, 2022. Prior to this, he served as the Chief Technology Officer and Director. The compensation disclosed above reflect compensation earned as CEO and CTO.

Douglas Cole resigned as CEO on August 27, 2021 and as Chairman of the Board effective February 25, 2022. In 2021, Mr. Cole received total compensation of $3,798,434, consisting of $375,000 cash salary, $281,250 cash bonus, $2,785,100 in stock awards, and $357,084 other cash compensation. As CEO in 2022, Mr. Cole received total compensation of $2,922,500, consisting of $62,500 cash salary and $2,860,000 in stock awards.

David Corsaut resigned as CFO effective May 13, 2022. In 2021, Mr. Corsaut received total compensation of $255,477, consisting of $245,577 cash salary and $9,900 in other cash compensation. In 2022, Mr. Corsaut received total compensation of $3,160,500, consisting of $262,500 cash salary, $30,000 cash bonus, $2,860,000 in stock awards, and $8,000 other cash compensation. Mr. Corsaut received $300,000 cash under the terms of his severance agreement.

Outstanding Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Awards ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Ryan Melsert[1]	—	—	—	—	—	—	—	—	—	—
CEO, CTO, Chairman of the Board
Andres Meza	—	—	—	—	—	—	—	—	—	—
Chief Operating Officer
Kimberly Eckert[2]	—	—	—	—	—	—	100,000	$70,000	—	—
Chief Financial Officer
Scott Jolcover	—	—	—	—	—	—	—	—	—	—
Chief Resource Officer

Note:

1)	Under the terms of his Employment Agreement dated August 1, 2022, Mr. Melsert was granted 60,000 Restricted Share Units that vest on January 1, 2023.
2)	Restricted Share Units granted to Ms. Eckert vest on October 20, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 9, 2022, regarding the beneficial ownership of our common stock is based on 644,138,631 shares of Common Stock issued by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock or preferred stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is deemed to be the address of our principal executive offices at 100 Washington Street, Suite 100, Reno, NV 89503.

Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of September 9, 2022, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Ryan Melsert	16,094,576	2.50%
Scott Jolcover	3,725,000	0.58%
Andres Meza	—	—
Kimberly Eckert	100,000	0.00%
Julie Blunden	—	—
D. Richard (Rick) Fezell	—	—
Elizabeth Lowery	—	—
Sherif Marakby	—	—

There are no arrangements known to the Company which may, at a subsequent date, result in a change-in-control.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Director Independence

Ryan Melsert is not an independent director within the meaning of Section 5605 of NASDAQ. Douglas Cole, who served as Chairman of the Board until his resignation on February 25, 2022, was not considered an independent director within the meaning of Section 5605 of NASDAQ as he was not more than three years removed from his role as CEO of the Company.

Item 14. Principal Accounting Fees and Services

The aggregate fees for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Fiscal year Ended June 30, 2022	Fiscal year Ended June 30, 2021
Audit fees	$155,000	$—
Review fees	71,585	—
Tax fees	34,327	11,639
All other fees	6,953	—
Total	$267,865	$11,639

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended	x
3.2	Bylaws		May 22, 2013	S-1	3.2
3.3	Amendment to Bylaws dated August 25, 2021		August 30, 2021	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		October 8, 2019	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		February 19, 2020	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		November 5, 2020	8-K	3.1
10.1	Employment Agreement of Andres Meza		July 27, 2021	8-K	10.1
10.2	Employment Agreement of Scott Jolcover		August 30, 2021	8-K	10.2
10.3	Employment Agreement of Kimberly Eckert	x
10.4	Employment Agreement of Ryan Melsert		August 5, 2022	8-K	10.4
23.1	Consent of Marcum LLP	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: September 12, 2022	By:	/s/ Ryan Melsert
	Name:	Ryan Melsert
	Title:	Chairman of the Board, Chief Executive Officer, & Chief Technology Officer (Principal Executive Officer)

/s/ Kimberly Eckert
	Name:	Kimberly Eckert
	Title:	Chief Financial Officer (Principal Accounting Officer)

/s/ Elizabeth Lowery
	Name:	Elizabeth Lowery
	Title:	Independent Director

/s/ Julie Blunden
	Name:	Julie Blunden
	Title:	Independent Director

/s/ D. Richard Fezell
	Name:	D. Richard Fezell
	Title:	Independent Director

/s/ Sherif Marakby
	Name:	Sherif Marakby
	Title:	Independent Director

