Form 10-Q
period 2022-09-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2022-11-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

AMERICAN BATTERY TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Washington Street Suite 100, Reno, NV 89503

(Address of principal executive offices)

(775) 473-4744

(Registrant’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large–accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large–accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” Rule 12b–2 of the Exchange Act.

☐	Large–accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of November 14, 2022, were 648,553,448.

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

Operating results for the fiscal quarter ended September 30, 2022, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2023.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	June 30, 2022
ASSETS
Current assets

Cash	$20,873,852	$28,989,166
Investments	26,433	21,013
Grants receivable	74,190	–
Prepaid expenses	774,008	878,813

Total current assets	21,748,483	29,888,992

Property and equipment, net (Note 3)	19,975,897	18,876,895
Mining properties (Note 4)	8,000,000	–
Intangible assets (Note 5)	3,851,899	3,851,899
Right–of–use asset (Note 7)	218,940	244,203
Total assets	$53,795,219	$52,861,989

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities	$6,329,023	$3,052,141

Total current liabilities	6,329,023	3,052,141

Long–term liabilities	146,925	175,789

Total liabilities	6,475,948	3,227,930

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share issued and outstanding: 644,138,631 common shares as of September 30, 2022 and June 30, 2022	644,139	644,139

Additional paid–in capital	187,646,349	187,550,288
Common stock issuable	98,605	75,000
Accumulated deficit	(141,069,822)	(138,635,368)

Total stockholders’ equity	47,319,271	49,634,059

Total liabilities and stockholders’ equity	$53,795,219	$52,861,989

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021
Operating expenses

Exploration costs	$349,153	$80,695
Research and development	219,816	215,952
General and administrative	2,008,167	19,690,639

Total operating expenses	2,577,136	19,987,286

Net loss before other income (expense)	(2,577,136)	(19,987,286)

Other income

Gain on sale of mining claims	98,919	–
Unrealized gain on investment	5,420	–
Other income	38,343	14,000

Total other income	142,682	14,000

Net loss attributable to stockholders	$(2,434,454)	$(19,973,286)

Net loss per share, basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding	644,138,631	594,396,799

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

For the three months ended September 30, 2022

	Common Shares		Additional Paid–In	Common stock
	Number	Amount $	Capital $	issuable $	Deficit $	Total $

Balance, June 30, 2022	644,138,631	644,139	187,550,288	75,000	(138,635,368)	49,634,059

Shares issued for professional services – non–employees	–	–	–	23,605	–	23,605

Stock–based compensation – employees	–	–	96,061	–	–	96,061

Net loss for the period	–	–	–	–	(2,434,454)	(2,434,454)

Balance, September 30, 2022	644,138,631	644,139	187,646,349	98,605	(141,069,822)	47,319,271

For the three months ended September 30, 2021

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid–In	Common stock
	Number	Amount $	Number	Amount $	Number	Amount $	Capital $	issuable $	Deficit $	Total $

Balance, June 30, 2021	500,000	500	207,700	2,077,000	573,267,632	573,268	121,615,738	247,750	(105,073,651)	19,440,605

Shares issued for professional services – non–employees	–	–	–	–	9,085,731	9,085	14,209,121	2,851,000	–	17,069,206

Shares issued for exercise of warrants	–	–	–	–	5,625,216	5,625	331,875	(18,750)	–	318,750

Shares issued from private placement, net of issuance costs	–	–	–	–	25,389,611	25,390	36,913,261	–	–	36,938,651

Shares issued pursuant to Series C preferred shares conversion	–	–	(167,500)	(1,675,000)	13,400,000	13,400	1,661,600	–	–	–

Shares issued pursuant to share purchase agreement	–	–	–	–	3,000,000	3,000	3,985,005	–	–	3,988,005

Dividends declared	–	–	–	–	–	–	–	–	(15,747)	(15,747)

Net loss for the period	–	–	–	–	–	–	–	–	(19,973,286)	(19,973,286)

Balance, September 30, 2021	500,000	500	40,200	402,000	629,768,190	629,768	178,716,600	3,080,000	(125,062,684)	57,766,184

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021

Operating Activities

Net loss, attributable to stockholders	$(2,434,454)	$(19,973,286)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	13,014	10,949
Amortization of right-of-use assets	25,263	–
Share–based compensation – employees	96,061	115,106
Shares issuable for services – non–employees	23,605	16,954,100
Loss on impairment	–	186,779
Unrealized gain on investment	(5,420)	–

Changes in operating assets and liabilities:

Grants receivable	(74,190)	–
Prepaid expenses and deposits	104,805	(498,552)
Accounts payable and accrued liabilities	(1,757,604)	606,908
Net change in operating lease liability	(28,864)	–

Net Cash Used in Operating Activities	(4,037,784)	(2,597,996)

Investing Activities

Acquisition of property and equipment	(77,530)	(3,410,558)
Mineral claim deposit	(4,000,000)	–
Purchase of water rights	–	(2,172,750)

Net Cash Used in Investing Activities	(4,077,530)	(5,583,308)

Financing Activities

Proceeds from exercise of share purchase warrants	–	318,750
Proceeds from issuance of common shares	–	43,088,006
Share issuance costs	–	(2,161,350)

Net Cash Provided by Financing Activities	–	41,245,406

Change in Cash	(8,115,314)	33,064,102

Cash – Beginning	28,989,166	12,843,502

Cash – End	$20,873,852	$45,907,604

Supplemental disclosures

Non–cash investing and financing activities

Noncash mineral claim acquisition costs in accounts payable	4,000,000	–
Noncash construction costs in accounts payable	1,034,486
Dividends declared	–	15,747
Common shares issued for conversion of preferred shares	–	1,675,000
Fair value of commission warrants issued	–	2,699,039

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (“ABTC”) is a startup company in the lithium–ion battery industry that is working to increase the domestic US production of battery materials, such as lithium, nickel, cobalt and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach ABTC is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed–loop fashion.

The Company was incorporated under the laws of the State of Nevada on October 6, 2011 for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 100 Washington Street, Suite 100, Reno, NV 89503.

Liquidity and Capital Resources

During the fiscal quarter ended September 30, 2022, the Company incurred a net loss of $2.4 million and used cash of $4.0 million for operating activities. At September 30, 2022, the Company has an accumulated deficit of $141.0 million.

The Company believes its current cash holdings will be sufficient to meet its future working capital needs. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (inactive) and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABTC AG, LLC. All inter–company accounts and transactions have been eliminated upon consolidation.

Certain prior year amounts disclosed in “General and administrative” expenses on the Statements of Operations have been reclassified to “Research and development” expense for consistency with the current year presentation. These reclassifications have no effect on the previously reported results of operations and cash flows for the fiscal quarter ended September 30, 2021.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (continued)

  b) Interim Financial Statements

These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The interim financial statements and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10–K for the fiscal year ended June 30, 2022. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

  c) Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of stock–based compensation, recoverability of long–lived assets and deferred income tax asset valuation allowances.

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

  d) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if–converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock awards and warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

At September 30, 2022, the Company had 40,310,611 potentially-dilutive shares consisting of share purchase warrants exercisable into 40,210,611 common shares and 100,000 restricted share units (RSUs) equivalent to 100,000 common shares.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (continued)

  e) Mining Properties

Costs of lease, exploration, carrying and retaining unproven mineral properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it will enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

ASC 930-805, “Extractive Activities-Mining: Business Combinations” states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights which are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

ASC 930-805 provides that in measuring the fair value of mineral assets, an acquirer should consider both:

(a) The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.

(b) The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

2. Summary of Significant Accounting Policies (continued)

f) Research and development costs

Research and development (“R&D”) costs are accounted for in accordance with ASC 730 - Research and Development. ASC 730-10-25 requires that all R&D costs be recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable.

The Company has been awarded federal grant awards for specific R&D programs. Under ASU No. 2021-10 – Government Assistance, the Company recognizes invoiced government funds as an offset to R&D expenditures in the period the qualifying costs are incurred. The Company believes this best reflects the expected net expenditures associated with these programs.

  g) Recent Accounting Pronouncements

In November 2021, FASB issued ASU No. 2021–10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. ASU No. 2021–10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning July 1, 2022.

3. Property and Equipment

	Land	Building	Equipment	Total
Cost:

Balance, June 30, 2022	$6,728,838	$10,798,780	$1,414,317	$18,941,935
Additions	–	–	311,614	311,614
Construction in process	–	800,402	–	800,402

Balance, September 30, 2022	$6,728,838	$11,599,182	$1,725,931	$20,053,951

Accumulated Depreciation:

Balance, June 30, 2022	$–	$–	$65,040	$65,040
Additions	–	–	13,014	13,014
Balance, September 30, 2022	$–	$–	$78,054	$78,054

Carrying Amounts:
Balance, June 30, 2022	$6,728,838	$10,798,780	$1,349,277	$18,876,895
Balance, September 30, 2022	$6,728,838	$11,599,182	$1,647,877	$19,975,897

The building and equipment expenditures are currently under construction and are not available for use.

In February 2021, the Company entered into an agreement to purchase land with a fair value of $85,000 located in Tonopah, NV in exchange for an agreed-upon number of common shares though the transaction had not cleared escrow. In September 2021, the Company later issued the shares whereby the stock price had increased. To correct the carrying value, the Company recognized impairment expense of $186,779 that is recognized in general and administrative expenses for the fiscal quarter ended September 30, 2021.

4. Mining Properties

During the fiscal quarter ended September 30, 2022, the Company exercised its option to purchase unpatented mining claims in Tonopah, NV for $8.0 million. Payment for the claims was due in two equal installments.

As of September 30, 2022, the Company has made one of two installments of $4.0 million, paid in cash. The Company has included the remaining installment of $4.0 million in accrued liabilities at September 30, 2022 and it is due for payment in October 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

5. Intangible Assets

Water Rights

Balance, June 30, 2022	$3,851,899
Additions	–
Disposals	–
Balance, September 30, 2022	$3,851,899

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

The Company evaluates noteworthy events for necessary adjustment to the carrying value of intangible assets, on a quarterly basis. The Company did not recognize any impairment on its intangible assets for the fiscal quarter ended September 30, 2022 and 2021.

6. Related Party Transactions

The Company recorded no related party transactions during the fiscal quarters ended September 30, 2022 and 2021. At June 30, 2022 and September 30, 2022, the Company did not have any related party assets or liabilities.

7. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right–of–use assets (“RoU assets”) are presented within the asset section of the Company’s Consolidated Balance Sheets, while lease liabilities are included within the liability section of the Company’s Consolidated Balance Sheets as of June 30, 2022 and September 30, 2022.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

7. Leases (continued)

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the fiscal quarter ending September 30, 2022 based on historical lending agreements. RoU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the fiscal quarter ended September 30, 2022 and 2021 were $54,625 and $32,470, respectively.

As of September 30, 2022, short term lease liabilities of $107,691 are included in “Accounts payable and accrued expenses” on the consolidated balance sheets. The table below presents total operating lease RoU assets and lease liabilities at:

	September 30, 2022	June 30, 2022
Operating lease right–of–use asset	$218,940	$244,203
Operating lease liabilities	$254,616	$274,794

The table below presents the maturities of operating lease liabilities as of September 30, 2022:

September 30, 2023	$124,317
September 30, 2024	132,247
September 30, 2025	22,158
Total lease payments	278,722
Less: discount	(24,106)

Total operating lease liabilities	$254,616

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right–of–use asset as of September 30, 2022.

Weighted average lease term (years)	2.1
Weighted average discount rate	8.0%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

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

On January 27, 2022, the Company redeemed all outstanding shares of Series A Preferred Stock.

Series B Preferred Stock

The Company has 2,000,000 shares of Series B Preferred Stock authorized with a par value of $10.00. The Company had Series B Preferred Stock issued and outstanding of nil at June 30, 2022 and September 30, 2022.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock authorized with a par value of $10.00. The Company had Series C Preferred Stock issued and outstanding of nil at June 30, 2022 and September 30, 2022.

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock (241,450 shares of Series C preferred stock) at $50,000 per unit for proceeds of $2,414,500. Each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into 80 shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until March 31, 2023. Each holder is entitled to receive a non–cumulative dividend at an 8% rate per share, per annum. The dividend shall be payable at the Company’s option either in cash or in common shares of the Company. If paid in common shares, the Company shall issue the number of common shares equal to the dividend amount divided by the stated value and then multiplied by eighty.

In addition, on December 18, 2020, the Company issued 8 units of Series C Preferred Stock (40,000 shares of Series C preferred stock) with a fair value of $400,000 for the conversion of $381,622 of note payable and $18,378 of accrued interest.

During the fiscal quarter ended September 30, 2021, the Series C Preferred Stockholders converted 167,500 shares of Series C Preferred Stock (par value of $1,675,000 to 13,400,000 shares of common stock.

On February 2, 2022, the Company issued a Mandatory Conversion Notice to the remaining Series C Preferred stockholders. The notice converts all outstanding shares of Series C Preferred Stock to common stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

8. Stockholders’ Equity (continued)

Common Stock

Three months ended September 30, 2022

As of September 30, 2022, the Company is due to issue approximately 170,008 common shares with a fair value of $98,605 at September 30, 2022 for professional services. Of the amount, 19,879 common shares with a fair value of $11,530 are issuable to the Chief Executive Officer of the Company.

Three months ended September 30, 2021

During the fiscal quarter ended September 30, 2021, the Company issued 13,400,000 common shares pursuant to the conversion of 167,500 shares of Series C Preferred Stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

During the fiscal quarter ended September 30, 2021, the Company issued 25,389,611 units for proceeds of $39,100,001 pursuant to a private placement issuance at $1.54 per share. Each unit is comprised of one common share of the Company and one share purchase warrant, where each share purchase warrant is exercisable into one common share of the Company at $1.75 per share for a period of five years from the issuance date. As part of the financing, the Company paid $2,161,350 of share issuance costs and issued 1,955,000 warrants as a commission fee, which are exercisable at $1.54 per common share for a period of three years from the date of the issuance. The fair value of the commission warrants was $2,699,039 and was determined based on the Black–Scholes option pricing model assuming volatility of 166%, risk–free rate of 0.56%, expected life of three years, and no expected forfeitures or dividends.

During the fiscal quarter ended September 30, 2021, the Company issued 4,500,000 common shares pursuant the exercise of 5,000,000 share purchase warrants for proceeds of $337,500, of which 250,000 share purchase warrants, pursuant an aggregate cash exercise price of $18,750, exercised during the quarter ended June 30, 2021.

During the fiscal quarter ended September 30, 2021, the Company issued 1,125,216 common shares for the cashless exercise of 1,300,000 share purchase warrants, of which 677,300 common shares pursuant to the cashless exercise of 800,000 share purchase warrants, exercised during the quarter ended June 30, 2021.

During the fiscal quarter ended September 30, 2021, the Company issued 9,085,731 common shares for services with a fair value of $14,218,206, including 6,024,040 common shares with a fair value of $9,476,540 to officers and directors. As of September 30, 2021, the Company is due to issue 2,019,527 shares of common stock with a fair value of $3,080,000 for professional services, of which 2,000,000 common shares with a fair value of $3,050,000 as board compensation to two board members of the Company, at the time.

On April 2, 2021, the Company entered into a purchase agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”). Pursuant to the agreement, Tysadco committed to purchase up to $75,000,000 worth of the Company’s common stock over a period of 24 months. The Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $10,000,000 in common stock or 200% of the average shares traded for the five days prior to the closing request date, at a purchase price of 95% of the of the median share price during the five trading days, commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $25,000. During the fiscal quarter ended September 30, 2021, the Company issued 3,000,000 common shares for proceeds of $3,988,005.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

9. Share Purchase Warrants

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2022	40,210,611	$1.21
Issued	–	$–
Exercised	–	$–
Expired	–	$–
Balance, September 30, 2022	40,210,611	$1.21

Additional information regarding share purchase warrants as of September 30, 2022, is as follows:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

0.08	11,250,000	2.1
0.25	1,616,000	1.3
1.54	1,955,000	2.0
1.75	25,389,611	4.0
	40,210,611	3.3

10. Restricted Share Units

Under the 2021 Equity Incentive Plan (“the Plan”), the Company is authorized to issue up to 60,000,000 shares to employees and non-employees of the Company. At June 30, 2022 and September 30, 2022, the Company has outstanding, unvested, restricted share units (“RSUs”) of 100,000 and 100,000, respectively.

Certain key employees have been granted time-based, performance-based RSUs. The time-based restricted share units generally vest on a graded vesting schedule over four years and are converted into one share of common stock per RSU upon vesting.

During the fiscal quarters ended September 30, 2022 and 2021 the Company did not grant any RSUs.

The Company recognized stock-based compensation expense using acceptable methods under ASC 718. During the fiscal quarter ended September 30, 2022, the Company recognized stock-based compensation to employees of $96,061. The Company did not recognize stock-based compensation related to RSUs for the fiscal quarter ended September 30, 2021.

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

For the fiscal quarters ended September 30, 2022 and 2021

(unaudited)

11. Commitments and Contingencies (Continued)

Operating Leases

We lease our principal office location in Reno, Nevada. We also lease two adjacent lab spaces in the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the lab leases expire on March 15, 2023. Consistent with the guidance in ASC 842, we have recorded the principal office lease in our consolidated balance sheet as an operating lease. For further information on operating lease commitments, refer to Note 6 – Leases.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mining operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. ABTC has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance ABTC is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At September 30, 2022, ABTC’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimates totaled approximately $20,000, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of a majority of its liability in the Railroad Valley region of Nevada.

12. Subsequent Events

On October 13, 2022, the Company completed the previously disclosed acquisition of the rights to 305 unpatented lode claims in the Tonopah Flats Lithium Project from 1317038 Nevada Ltd. Payment for the claims were due in two equal installments, with the first $4.0 million cash payment made on July 21, 2022. Under the terms of the agreement, the Company had the option to pay each installment in cash or common stock. The Company elected to pay the second installment of $4.0 million in cash.

On October 18, 2022 the Company granted 26.5 million RSUs to employees of the Company under the 2021 Equity Retention Plan. These RSUs have a value on grant date of $13.3 million, including 10.0 million RSUs with a value on grant date of $5.0 million to current officers of the Company. These RSU awards generally vest over a four-year service period.

On October 27, 2022 and November 10, 2022, the Company issued put notices under the Tysadco Partners LLC purchase agreement for a total of 2,500,000 shares. The total proceeds received by the Company will be determined at the conclusion of the valuation period as defined in the agreement.

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has not identified any additional subsequent events requiring adjustments to, or disclosures in the accompanying condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10–Q. The following discussion contains forward–looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward–looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10–Q.

Background

ABTC is a startup company in the lithium–ion battery industry that is working to increase the domestic US production of battery materials, such as lithium, nickel, cobalt and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach ABTC is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed–loop fashion.

To implement this business strategy, the Company is currently constructing its first integrated lithium–ion battery recycling facility, which will take in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The construction, commissioning, and operations of this facility are of the highest priority to the company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid grant from the US Advanced Battery Consortium to accelerate the development and demonstration of this pre–commercial scale integrated lithium–ion battery recycling facility.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a grant cooperative agreement from the US Department of Energy Advanced Manufacturing Office through the Critical Materials Innovation program to support the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies.

Financial Highlights:

●	Cash was $20.9 million as of September 30, 2022.
●	Cash used for the acquisition of property, construction, equipment, and water rights for the fiscal quarter ended September 30, 2022 was $4.1 million.
●	Cash used in operations for the fiscal quarter ended September 30, 2022 was $4.0 million, up 55% year–over–year.
●	Total operating costs for the fiscal quarter ended September 30, 2022 were $2.6 million, down 87% year–over–year, largely due to a reduction of stock issued for professional services of $17.0 million when compared to the fiscal quarter ended September 30, 2021.
●	The Company invested $0.5 million in research & development for the fiscal quarter ended September 30, 2022, up 140% from the prior year. Research and development is offset by $0.3 million in government grant award funds to be received, under conditions of the award, for the fiscal quarter ended September 30, 2022.
●	The Company recognized other income of approximately $143,000, consisting of land lease income and the gain-on-sale of mining claims for the fiscal quarter ended September 30, 2022.

Components of Statements of Operations

Operating Expenses

Exploration costs consist primarily of expenditures related to the drilling, travel, and soil sampling costs in the exploration of new primary resources of battery metals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses consist of office expense, legal, salaries and benefits and laboratory costs. The Company has significantly reduced the number of shares it issues for professional services. The Company reduced the fair value of shares issued for services from $17.1 million for the fiscal quarter ended September 30, 2021 to approximately $120,000 for the fiscal quarter ended September 30, 2022.

During the fiscal quarter ended September 30, 2022, the Company incurred $2.6 million of operating expenses compared to $20.0 million of operating expenses during the fiscal quarter ended September 30, 2021.

Other Income (Expense)

The Company recorded other income of approximately $143,000 during the fiscal quarter ended September 30, 2022 compared to other income of $14,000 during the fiscal quarter ended September 30, 2021.

The Company recognized a gain of $98,919 related to the sale of mining claims it previously held in Railroad Valley, NV during the fiscal quarter ended September 30, 2022.

Net Loss

During the fiscal quarter ended September 30, 2022, the Company incurred a net loss of $2.4 million or ($0.00) loss per share compared to a net loss of $20.0 million or ($0.03) loss per share during the fiscal quarter ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, the Company had cash of $20.9 million and total assets of $53.8 million compared to cash of $29.0 million and total assets of $52.9 million at June 30, 2022. The decrease in cash is due to the Company’s continued investment in its Pilot Plant in Fernley, NV. The Company also continues to increase its efforts in research and development and exploration categories. The increase in total assets is due to the increased purchase of property and equipment and the $8.0 million acquisition of mineral rights in Tonopah, NV.

The Company had total current liabilities of $6.3 million at September 30, 2022, compared to $3.1 million at June 30, 2022. The increase in current liabilities is primarily due to a $4.0 million remaining liability for the purchase of mineral rights in Tonopah, NV that was paid in October 2022.

As of September 30, 2022, the Company had working capital of $15.4 million compared to a working capital of $26.8 million at June 30, 2022. The decrease in working capital is primarily attributed to the acquisition of mineral rights, additional construction on its Pilot Plant, increased R&D expenditures and additional employees for the fiscal quarter ended 30, 2022, further discussed below.

Cash Flows

Cash from Operating Activities.

During the fiscal quarter ended September 30, 2022, the Company used $4.0 million of cash for operating activities as compared to $2.6 million during the fiscal quarter ended September 30, 2021. The increase in the use of cash for operating activities is due to an increase in employees and R&D activities in the current fiscal quarter when compared to the fiscal quarter ended September 30, 2021.

Cash from Investing Activities

During the fiscal quarter ended September 30, 2022, the Company paid $4.0 million on mineral rights in Tonopah, NV. This is in comparison to the acquisition costs of $5.6 million for the fiscal quarter ended September 30, 2021 which consisted primarily of construction and water rights necessary to construct and operate its lithium-ion battery recycling Pilot Plant. The Company expects to see significant expenditures in investing activities as both the mineral resource projects and the Pilot Plant continue to progress.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash from Financing Activities

During the fiscal quarter ended September 30, 2022, the Company did not report any cash from financing activities. The Company recognized cash provided by financing activities of $41.2 million for the fiscal quarter ended September 30, 2021, primarily from the issuance of common shares for approximately $40.9 million, net of transaction costs.

Off–Balance Sheet Arrangements

As of September 30, 2022, we had no significant off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, the end of the period covered by this report. As set forth below, the Company is addressing the issues underlying this conclusion.

ITEM 4. CONTROLS AND PROCEDURES. (CONTINUED)

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that as of September 30, 2022, our internal controls over financial reporting were deemed not to be effective, based on the criteria therein. Material weaknesses presiding over our internal controls as it relates to financial reporting are described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain adequate documentation evidencing the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. We did not maintain appropriate segregation of duties related to accounting processes.

These material weaknesses create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2022.

Remediation Plan

We continue to enhance our internal control over financial reporting to remediate the material weaknesses presented in our financial statements for the fiscal years ended June 30, 2022 and 2021. We are committed to ensuring that our internal control over financial reporting is designed and operating effectively.

Our remediation process to date has included, but is not limited to:

○	Successful hiring of additional personnel with the expertise necessary to improve the financial reporting function
○	Complete the implementation of SAP ByDesign, an Enterprise Resource Planning (ERP) solution that will provide the necessary permissions and roles to mitigate control weaknesses in key accounting processes and procedures
○	Provide additional guidance, education and training to employees relating to our accounting procedures with a continued focus on its segregation-of-duties as the Company hires more accounting personnel
○	Further develop and document detailed accounting policies for significant accounts, accounting estimates and presentation of complex items, as is required by US GAAP
○	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls
○	We have engaged a firm that specializes in Cyber and IT protection to further enhance the protection of our financial information, employee information, proprietary methods, and strategic partnerships

ITEM 4. CONTROLS AND PROCEDURES. (CONTINUED)

Remediation Plan (Continued)

We expect to remediate our material weaknesses during the fiscal year ending June 30, 2023. However, there is no guarantee that such material weaknesses will be remediated during the year, and we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting

This Interim Report on Form 10–Q does not include an attestation report of our independent registered public accounting firm due to the deferral allowed for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Interim Report on Form 10–Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2022, the Company was notified that John Lukrich, former Chief of Staff at the Company, filed a complaint on August 22, 2022 against the Company alleging Breach of Contract related to his employment agreement. The complaint was filed in the Superior Court of the State of California. The Company has filed a notice of removal to federal court. The Company believes the claims are without merit.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	x
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: November 14, 2022	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer
Director

