Form 10-Q
period 2022-12-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2023-02-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2022

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of February 14, 2023, were 651,593,135.

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

Operating results for the six months ended December 31, 2022, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2023.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets

	December 31, 2022 (Unaudited)	June 30, 2022
ASSETS
Current assets

Cash	$11,443,658	$28,989,166
Investments	6,355	21,013
Prepaid expenses and deposits	878,206	878,813
Subscription receivable	1,353,707	–
Other receivables	15,343	–

Total current assets	13,697,269	29,888,992

Property and equipment, net (Note 3)	21,728,232	18,876,895
Mining properties (Note 4)	8,157,362	–
Intangible assets (Note 5)	3,851,899	3,851,899
Right–of–use asset (Note 7)	193,678	244,203
Total assets	$47,628,440	$52,861,989

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities	$1,594,983	$3,052,141

Total current liabilities	1,594,983	3,052,141

Long–term liabilities	117,131	175,789

Total liabilities	1,712,114	3,227,930

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 2,000,000 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share; issued and outstanding: 650,115,948 and 644,138,631 common shares as of December 31, 2022 and June 30, 2022, respectively	650,116	644,139

Additional paid–in capital	193,179,179	187,550,288
Common stock issuable	8,090	75,000
Common stock proceeds receivable	(654,267)	–
Accumulated deficit	(147,266,792)	(138,635,368)

Total stockholders’ equity	45,916,326	49,634,059

Total liabilities and stockholders’ equity	$47,628,440	$52,861,989

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021	Six months ended December 31, 2022	Six months ended December 31, 2021
Operating expenses

General and administrative	$3,899,068	$3,648,536	$5,907,235	$23,339,175
Research and development	1,735,471	268,289	1,955,287	484,241
Exploration costs	546,010	190,289	895,163	270,984

Total operating expenses	6,180,549	4,107,114	8,757,685	24,094,400

Net loss before other income (expense)	(6,180,549)	(4,107,114)	(8,757,685)	(24,094,400)

Other income (expense)

Accretion and interest expense	–	(4,140)	–	(4,140)
Gain on sale of mining claims	–	–	98,919	–
Unrealized loss on investment	(20,078)	–	(14,658)	–
Other income	3,657	25,775	42,000	39,775

Total other income (expense)	(16,421)	21,635	126,261	35,635

Net loss attributable to stockholders	$(6,196,970)	$(4,085,479)	$(8,631,424)	$(24,058,765)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average shares outstanding	648,036,198	631,458,183	647,287,138	652,587,349

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

For the three months ended December 31, 2022

	Series A		Series C
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Additional Paid-In Capital	C. Stock Issuable	Subscription Receivable	Accumulated Deficit	Total
Balance September 30, 2022	–	$–	–	$–	644,138,631	$644,139	$187,646,349	$98,605	$–	$(141,069,822)	$47,319,271
Shares issued for professional services	–	–	–	–	150,129	150	103,439	(90,515)	–	–	13,074
Shares issued upon vesting	–	–	–	–	1,827,188	1,827	(1,827)	–	–	–	–
Stock–based compensation – employees	–	–	–	–	–	–	3,427,244	–	–	–	3,427,244
Shares issued from private placement, net of issuance costs	–	–	–	–	4,000,000	4,000	2,003,974		(654,267)	–	1,353,707
Net loss for the period	–	–	–	–	–	–	–	–	–	(6,196,970)	(6,196,970)
Balance, December 31, 2022	–	$–	–	$–	650,115,948	$650,116	$193,179,179	$8,090	$(654,267)	$(147,266,792)	$45,916,326

For the three months ended December 31, 2021

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Subscription Receivable	Accumulated Deficit	Total
Balance September 30, 2021	500,000	$500	40,200	$402,000	629,768,190	$629,768	$178,716,600	$3,080,000	$–	$(125,062,684)	$57,766,184
Shares issued for services	–	–	–	–	1,019,527	1,020	1,438,874	224,500	–	–	1,664,394
Shares issued pursuant to Series C preferred shares conversion	–	–	(12,500)	(125,000)	1,000,000	1,000	124,000	–	–	–	–
Dividends declared	–	–	–	–	–	–	–	–	–	(6,008)	(6,008)
Net loss for the period	–	–	–	–	–	–	–	–	–	(4,085,479)	(4,085,479)
Balance, December 31, 2021	500,000	$500	27,700	$277,000	631,787,717	$631,788	$180,279,474	$3,304,500	–	$(129,154,171)	$55,339,091

For the six months ended December 31, 2022

	Series A P. Shares	Par	Series C P. Shares	Par	Common Shares		Additional Paid–In	Common stock	Subscription	Accumulated
	Number	Amount	Number	Amount	Number	Amount $	Capital $	Issuable	Receivable	Deficit $	Total $

Balance, June 30, 2022	–	$–	–	$–	644,138,631	$644,139	$187,550,288	$75,000	$–	$(138,635,368)	$49,634,059

Shares issued for professional services	–	–	–	–	150,129	150	103,439	(66,910)	–	–	36,679

Shares issued upon vesting	–	–	–	–	1,827,188	1,827	(1,827)	–	–	–	–
Stock-based compensation - employees	–	–	–	–	–	–	3,523,305	–	–	–	3,523,305
Shares issued from private placement, net of issuance costs	–	–	–	–	4,000,000	4,000	2,003,974		(654,267)	–	1,353,707

Net loss for the period	–	–	–	–	-	-	-	-	–	(8,631,424)	(8,631,424)

Balance, December 31, 2022	–	$–	–	$–	650,115,948	$650,116	$193,179,179	$8,090	$(654,267)	$(147,266,792)	$45,916,326

For the six months ended December 31, 2021

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Subscription Receivable		Accumulated Deficit	Total
Balance, June 30, 2021	500,000	$500	207,700	$2,077,000	573,267,632	$573,268	$121,615,738	$247,750		–	$(105,073,651)	$19,440,605
Shares issued for services	–	–	–	–	10,105,258	10,105	15,647,995	3,075,500	$		–	18,733,600
Shares issued for exercise of warrants	–	–	–	–	5,625,216	5,625	331,875	(18,750)		–	–	318,750
Shares issued from private placement, net of issuance costs	–	–	–	–	25,389,611	25,390	36,913,261	–			–	36,938,651
Shares issued pursuant to Series C preferred shares conversion	–	–	(180,000)	(1,800,000)	14,400,000	14,400	1,785,600	–		–	–	–
Shares issued pursuant to share purchase agreement	–	–	–	–	3,000,000	3,000	3,985,005	–		–	–	3,988,005
Dividends declared	–	–	–	–	–	–	–	–		–	(21,755)	(21,755)
Net loss for the period	–	–	–	–	–	–	–	–		–	(24,058,765)	(24,058,765)
Balance, December 31, 2021	500,000	$500	27,700	$277,000	631,787,717	$631,788	$180,279,474	$3,304,500		–	$(129,154,171)	$55,339,091

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended. December 31, 2022	Six months ended. December 31, 2021

Operating Activities

Net loss, attributable to stockholders	$(8,631,424)	$(24,058,765)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	35,981	24,412
Net change in operating lease liability	(8,133)	(8,468)
Share–based compensation – employees	3,523,305	–
Shares issued for services	36,679	18,733,600
Loss on impairment	–	186,779
Unrealized loss on investment	14,658	–

Changes in operating assets and liabilities:

Grants receivable	(15,343)	–
Prepaid expenses and deposits	(149,393)	(540,456)
Accounts payable and accrued liabilities	(2,172,877)	1,326,659

Net Cash Used in Operating Activities	(7,366,547)	(4,336,239)

Investing Activities

Acquisition of property and equipment	(2,171,599)	(5,054,439)
Mineral claim deposit	(8,007,362)	–
Purchase of water rights	–	(2,172,750)

Net Cash Used in Investing Activities	(10,178,961)	(7,227,189)

Financing Activities

Proceeds from exercise of share purchase warrants	–	318,750
Proceeds from issuance of common shares	–	43,088,006
Share issuance costs	–	(2,161,350)

Net Cash Provided by Financing Activities	–	41,245,406

Change in Cash	(17,545,508)	29,681,978

Cash – Beginning	28,989,166	12,843,502

Cash – End	$11,443,658	$42,525,480

Supplemental disclosures
Interest paid	–	–

Non–cash investing and financing activities

Building construction costs in accounts payable	$715,719	$1,419,849
Short-term deposits to mineral claims	$150,000	$–
Equity line-of-credit proceeds receivable	$2,007,974	$–
Par value of shares issued upon vesting	$1,827	$–
Dividends declared	$–	$21,755
Common shares issued for conversion of preferred shares	$–	$1,800,000
Fair value of commission warrants issued	$–	$2,699,039

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (“the Company”) is a startup company in the lithium–ion battery industry that is working to increase the domestic production of battery materials, such as lithium, nickel, cobalt, and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials and ensure that as battery components reach the end of their useful lives, their metals are returned to the domestic manufacturing supply chain in a closed–loop fashion.

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

Liquidity and Capital Resources

During the six months ended December 31, 2022, the Company incurred a net loss of $8.6 million and used cash of $7.4 million for operating activities. On December 31, 2022, the Company has an accumulated deficit of $147.3 million.

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

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (inactive), LithiumOre Corporation (formerly Lithortech Resources Inc) and ABTC AG, LLC. All inter–company accounts and transactions have been eliminated upon consolidation.

Certain prior year amounts disclosed in “General and administrative” expenses on the Statements of Operations have been reclassified to “Research and development” expense for consistency with the current year presentation. These reclassifications have no effect on the previously reported results of operations and cash flows for the three and six months ended December 31, 2021.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

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

On December 31, 2022, the Company had 65,651,414 potentially dilutive shares consisting of share purchase warrants exercisable into 40,210,611 common shares and restricted share units (RSUs) equivalent to 25,440,803 common shares.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

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

f) Research and development costs

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, “Research and Development.” ASC 730-10-25 requires that all R&D costs be recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable.

The Company has been awarded federal grant awards for specific R&D programs. Under ASU No. 2021-10 “Government Assistance,” the Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs are incurred. The Company believes this best reflects the expected net expenditures associated with these programs.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

3. Property and Equipment

	Land	Building	Equipment	Total
Cost:

Balance, June 30, 2022	$6,728,838	$10,798,780	$1,388,392	$18,916,010
Additions	–	–	799,719	799,719
Construction in process	–	2,087,599	–	2,087,599

Balance, December 31, 2022	$6,728,838	$12,886,379	$2,188,111	$21,803,328

Accumulated Depreciation:

Balance, June 30, 2022	$–	$–	$39,115	$39,115
Additions	–	–	35,981	35,981
Balance, December 31, 2022	$–	$–	$75,096	$75,096

Carrying Amounts:
Balance, June 30, 2022	$6,728,838	$10,798,780	$1,349,277	$18,876,895
Balance, December 31, 2022	$6,728,838	$12,886,379	$2,113,015	$21,728,232

The building and equipment expenditures are primarily under construction and are not commissioned for use as of December 31, 2022.

In February 2021, the Company entered into an agreement to purchase land with a fair value of $85,000 located in Tonopah, NV in exchange for an agreed-upon number of common shares though the transaction had not cleared escrow. In September 2021, the Company later issued the shares whereby the stock price had increased. To correct the carrying value, the Company recognized impairment expense of $186,779. The Company has included the impairment costs in general and administrative expenses for the six months ended December 31, 2021.

4. Mining Properties

During the six months ended December 31, 2022, the Company exercised its option to purchase unpatented mining claims in Tonopah, NV for total costs of $8.2 million, of which $150,000 was previously recorded in Prepaid expenses and deposits at June 30, 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

5. Intangible Assets

Water Rights

Balance, June 30, 2022	$3,851,899
Additions	–
Disposals	–
Balance, December 31, 2022	$3,851,899

To date, the Company has purchased water rights in the City of Fernley, Nevada for approximately $3.9 million. The water rights will be used to ensure the Company’s lithium-ion battery recycling plant will have adequate water to operate at full capacity once construction is complete. The water rights are treated in accordance with ASC 350 “Intangible Assets,” and have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

The Company evaluates noteworthy events for necessary adjustment to the carrying value of intangible assets, on a quarterly basis. The Company did not recognize any impairment on its intangible assets for the six months ended December 31, 2022 and 2021.

6. Related Party Transactions

The Company recorded no related party transactions during the six months ended December 31, 2022 and 2021.

On June 30, 2022 and December 31, 2022, the Company did not have any related party assets or liabilities.

7. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right–of–use assets (“RoU assets”) are presented within the asset section of the Company’s condensed consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s condensed consolidated balance sheets as of June 30, 2022, and December 31, 2022.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

7. Leases (continued)

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.00% for the six months ending December 31, 2022, based on historical lending agreements. RoU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the six months ended December 31, 2022, and 2021 were $97,000 and $15,000, respectively.

As of December 31, 2022, short term lease liabilities of $114,685 are included in “Accounts payable and accrued liabilities” on the condensed consolidated balance sheets. The table below presents total operating lease RoU assets, net of amortization, and lease liabilities at:

	December 31, 2022	June 30, 2022
Operating lease right–of–use asset	$193,678	$244,203
Operating lease liabilities	$231,816	$274,794

The table below presents the maturities of operating lease liabilities as of December 31, 2022:

December 31, 2023	$129,098
December 31, 2024	121,868
Total lease payments	250,966
Less: discount	(19,150)

Total operating lease liabilities	$231,816

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right–of–use asset as of December 31, 2022.

Weighted average lease term (years)	1.83
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

8. Stockholders’ Equity

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001.

Series A Preferred Stock

The Company has 500,000 shares of Series A Preferred Stock authorized with a par value of $0.001. The Company had Series A Preferred Stock issued and outstanding of nil at June 30, 2022 and December 31, 2022.

On January 27, 2022, the Company redeemed all outstanding shares of Series A Preferred Stock.

Series B Preferred Stock

The Company has 2,000,000 shares of Series B Preferred Stock authorized with a par value of $10.00. The Company had Series B Preferred Stock issued and outstanding of nil at June 30, 2022 and December 31, 2022.

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock authorized with a par value of $10.00. The Company had Series C Preferred Stock issued and outstanding of nil at June 30, 2022 and December 31, 2022.

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock (241,450 shares of Series C preferred stock) at $50,000 per unit for proceeds of $2.4 million. Each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into 80 shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until March 31, 2023. Each holder is entitled to receive a non–cumulative dividend at an 8% rate per share, per annum. The dividend shall be payable at the Company’s option either in cash or in common shares of the Company. If paid in common shares, the Company shall issue the number of common shares equal to the dividend amount divided by the stated value and then multiplied by eighty.

In addition, on December 18, 2020, the Company issued 8 units of Series C Preferred Stock (40,000 shares of Series C preferred stock) with a fair value of $400,000 for the conversion of $381,622 of note payable and $18,378 of accrued interest.

During the six months ended December 31, 2021, the Series C Preferred Stockholders converted 180,000 shares of Series C Preferred Stock into 14,400,000 shares of common stock.

On February 2, 2022, the Company issued a Mandatory Conversion Notice to the remaining Series C Preferred stockholders. The notice converted all outstanding shares of Series C Preferred Stock to common stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

8. Stockholders’ Equity (continued)

Common Stock

Six months ended December 31, 2022

During the period, the Company issued 1,827,188 common shares, with a par value of $1,827, pursuant the vesting of restricted share units issued to employees and directors of the Company. Of the vested shares, 850,000 common shares with a fair value of approximately $490,000 were issued to officers of the Company.

During the period, the Company issued 4,000,000 common shares with a par value of $4,000 pursuant the Share Purchase Agreement, effective April 2, 2021. The Company is due to receive estimated proceeds of $2.0 million. Of this amount $1.4 million is reflected in current assets and $0.6 million as a component of stockholders’ equity.

During the period the Company issued 150,129 shares for professional services, to non-employees, with a fair value of approximately $104,000, of which, $60,000 was due and issuable on June 30, 2022.

During the period, the Company recognized stock-based compensation of approximately $3.5 million, which is an increase to additional paid-in capital, a component of stockholders’ equity. Of the amount, approximately $1.6 million was recognized for officers and directors of the Company.

Six months ended December 31, 2021

During the period, the Company issued 14,400,000 common shares pursuant to the conversion of 180,000 shares of Series C Preferred Stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

During the period, the Company issued 25,389,611 units for net proceeds of $39.1 million pursuant to a private placement issuance at $1.54 per share. Each unit is comprised of one common share of the Company and one share purchase warrant, where each share purchase warrant is exercisable into one common share of the Company at $1.75 per share for a period of five years from the issuance date. As part of the financing, the Company paid $2.2 million of share issuance costs and issued 1,955,000 warrants as a commission fee, which are exercisable at $1.54 per common share for a period of three years from the date of the issuance. The fair value of the commission warrants was $2.7 million and was determined based on the Black–Scholes option pricing model assuming volatility of 166%, risk–free rate of 0.56%, expected life of three years, and no expected forfeitures or dividends.

During the period, the Company issued 4,500,000 common shares pursuant the exercise of 5,625,216 share purchase warrants for proceeds of $337,500, of which 250,000 share purchase warrants, pursuant an aggregate cash exercise price of $18,750, exercised during the quarter ended June 30, 2021.

During the period, the Company issued 3,000,000 common shares pursuant the Share Purchase Agreement, effective April 2, 2021, for aggregate proceeds of $4.0 million.

During the period, the Company issued 10,105,258 common shares for services with a fair value of $15.7 million, including 7,024,040 common shares with a fair value of $11.0 million to officers and directors. As of December 31, 2021, the Company is due to issue 2,066,045 shares of common stock with a fair value of $3.3 million for professional services, of which 2,035,000 common shares with a fair value of $2.6 million as board compensation to two directors of the Company.

On April 2, 2021, the Company entered into a purchase agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”). Pursuant to the agreement, Tysadco committed to purchase up to $75.0 million worth of the Company’s common stock over a period of 24 months. The Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $10.0 million in common stock or 200% of the average shares traded for the five days prior to the closing request date, at a purchase price of 95% of the of the median share price during the five trading days, commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $25,000. During the period, the Company issued 3,000,000 common shares for proceeds of $4.0 million.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

9. Share Purchase Warrants

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2022	40,210,611	$1.21
Issued	-	$-
Exercised	-	$-
Expired	-	$-
Balance, December 31, 2022	40,210,611	$1.21

Additional information regarding share purchase warrants as of December 31, 2022, is as follows:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

$0.08	11,250,000	1.8
$0.25	1,616,000	1.0
$1.54	1,955,000	1.7
$1.75	25,389,611	3.7
	40,210,611	3.0

10. Restricted Shares & Restricted Share Units

Under the 2021 Equity Incentive Plan (“the Plan”), the Company is authorized to issue up to 60,000,000 shares to employees and non-employees of the Company.

Several employees, officers, and directors have been granted service-based Restricted Shares unites (“RSUs”). The service based RSUs generally vest over a four-year period and are convertible into one share of common stock upon vesting.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

10. Restricted Shares & Restricted Share Units (Continued)

During the six months ended, the Company granted 27.2 million restricted share units (“RSUs”) with a grant date fair value of approximately $13.8 million, of which, 11.1 million RSUs were granted, with a grant date fair value of $5.7 million, to officers and directors of the Company.

The table below is inclusive of both restricted share awards (“RSAs”) and RSUs for the period ended December 31, 2022:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested awards at June 30, 2022	350,000	$0.82
Granted	27,183,616	0.51
Vested	(1,920,938)	0.54
Forfeitures	-	-
Unvested awards at December 31, 2022	25,612,678	0.51

As units are granted, stock-based compensation equivalent to the fair market value on the date of grant is expensed over the requisite service period, as acceptable under ASC 718, “Stock-Based Compensation.” During the six-months ended December 31, 2022, the Company recognized stock-based compensation of approximately $3.5 million, including $1.6 million to officers and directors of the company.

The Company recognized stock-based compensation expense in the respective line items of the condensed consolidated statements of operations for the six months ended:

	December 31, 2022	December 31, 2021
General and administrative	$2,460,584	-
Research and development	759,681	-
Exploration	303,040	-
	$3,523,305	-

As of December 31, 2022, there was approximately $10.4 million of remaining expense related to outstanding awards, which are expected to be recognized over a remaining weighted-average period of 3.3 years.

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of unrestricted common shares, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement which is generally four-years. No granting of these awards occur until performance thresholds are achieved. For the three and six months ended December 31, 2022 and 2021, there have been no performance-based awards granted to officers or employees of the Company.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2022

(unaudited)

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

Operating Leases

We lease our principal office location in Reno, Nevada. We also lease two adjacent lab spaces in the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the lab leases expire on March 15, 2023. Consistent with the guidance in ASC 842 “Leases,” we have recorded the principal office lease in our consolidated balance sheet as an operating lease. For further information on operating lease commitments, refer to Note 6 – Leases.

Financial Assurance

Nevada and other states, as well as federal regulations governing mining operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. ABTC has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance ABTC is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2022, ABTC’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimates totaled approximately $20,000, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of most of its liability in the Railroad Valley region of Nevada.

12. Subsequent Events

On January 6, 2023, the Company executed new Employment Agreement with Scott Jolcover, Chief Resource Officer. The Agreement is a two-year term, effective January 3, 2023 and provides for an annual base salary of $240,000. The Agreement provides for a cash bonus of up to 75% of the annual base salary based on the achievement of certain milestones. The Agreement also provides for a grant of Restricted Stock Units equal to $300,000 divided by the 20-day trailing volume-weighted average price prior to the effective date of the Agreement and $500,000 worth of warrants with a three-year expiration at a quantity and exercise price as calculated by Black-Scholes at the effective date of the Agreement, both conditioned on achieving certain milestones and subject to a vesting schedule outlined in the Agreement.

On January 10, 2023, the Company executed new Employment Agreement with Andres Meza, Chief Operating Officer, The Agreement is a two-year term, effective January 3, 2023 and provides for an annual base salary of $275,000. The Agreement also provides for a cash bonus of up to 75% of the annual base salary based on the achievement of certain milestones. The Agreement also provides for a grant of Restricted Stock Units equal to $500,000 divided by the 20-day trailing volume-weighted average price prior to the effective date of the Agreement and $1.0 million worth of warrants with a four-year expiration of a quantity and exercise price as calculated by Black-Scholes at the effective date of the Agreement, both conditioned on achieving certain milestones and subject to a vesting schedule outlined in the Agreement.

During January 2023, the Company issued 1,477,187 common shares pursuant the vesting of service-based RSUs. Of this amount 685,000 shares were issued to officers of the Company.

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has not identified any additional subsequent events requiring adjustments to, or disclosures in the accompanying condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward–Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

American Battery Technology (“the Company”) is a startup company in the lithium–ion battery industry that is working to increase the domestic US production of battery materials, such as lithium, nickel, cobalt, and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-friendly, closed–loop fashion.

To implement this business strategy, the Company is currently constructing its first integrated lithium–ion battery recycling facility, which will take in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The construction, commissioning, and operations of this facility are of the highest priority to the Company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid grant from the US Advanced Battery Consortium to accelerate the development and demonstration of this pre–commercial scale integrated lithium–ion battery recycling facility. The Company has been notified that it has been selected for an additional grant award under the Bipartisan Infrastructure Law to validate, test, and deploy three disruptive advanced separation and processing technologies in its existing lithium-ion battery recycling Pilot Plant. See Part II: Item 5: Other Information for additional details on the status of the award contract.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a grant cooperative agreement from the US Department of Energy’s Advanced Manufacturing Office through the Critical Materials Innovation program to support the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has been notified that it has been selected for an additional grant award under the Bipartisan Infrastructure Law to design, construct, and commission a first-of-kind commercial manufacturing facility to produce battery-grade lithium hydroxide from this resource. See Part II: Item 5: Other Information for additional details on the status of the award contract.

Financial Highlights:

●	Cash was $11.4 million as of December 31, 2022 and a subscription receivable of $2.0 million, of which, $1.4 million was received in January 2023 and $0.6 million is presented as a component of stockholders' equity.
●	Cash used for the acquisition of property, construction, equipment, and water rights for the six months ended December 31, 2022 was $10.2 million.
●	Cash used in operations for the six months ended December 31, 2022 was $7.4 million, up 70% year–over–year.
●	Total operating costs for the six months ended December 31, 2022 were $8.8 million, down 65% year–over–year, including a reduction of $15.2 million as it relates to the associated expenses for shares issued for services and stock-based compensation expense when compared to the six months ended December 31, 2021.
●	The Company invested $2.0 million in research & development for the six months ended December 31, 2022, up 304% when compared to the same period in the prior year.
●	The Company issued 27.2 million restricted share units (“RSUs”) with a fair value of $13.8 million to employees and directors of the Company with a weighted-average term of 3.3 years.
●	Research and development are offset by approximately $400,000 in government grant award funding for the six months ended December 31, 2022.

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

During the period six months ended, the Company granted 27.2 million RSUs with a grant date fair value of approximately $13.8 million, of which, 11.1 million RSUs were granted, with a grant date fair value of $5.7 million, to officers and directors of the Company. As of December 31, 2022, total compensation expense related to the Company’s unvested awards of $10.4 million is expected to be recognized over a weighted-average period of 3.3. years.

During the six months ended December 31, 2022, the Company incurred $8.8 million of operating expenses compared to $24.1 million of operating expenses during the six months ended December 31, 2021. The Company has largely transitioned to a service-based vesting requirement for its share-based awards, contrary to shares issued directly to consultants, employees, directors without a continuation of service requirement.

Grant Funding

On August 16, 2021, ABTC received a contract award for a 30-month project with a total budget of $2.0 million from the US Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which ABTC will receive reimbursement for up to $500,000 of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and then the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals.

On January 20, 2021 the US DOE issued a public release that ABTC had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award ABTC is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (“AMO grant”) was issued with a project start date of October 1, 2021

The Company recognizes approved funds under these awards as an offset to specific R&D programs. As mentioned in the notes to the financial statement, the Company accounts for these awards under ASU No. 2021-10, “Government Assistance.” The Company recognizes qualified expenditures and their respective government assistance and nets the funds received against the total cost incurred to arrive at a net expenditure per period. The Company believes this best reflects the continued investment in R&D along with the assistance of financial government assistance. The amounts below represent the funds received by the Company from Government entities.

	Six months ended December 31, 2022	Fiscal Year ended June 30, 2022
USABC grant	$75,981	$72,413
AMO grant	$294,427	$31,894

Other Income (Expense)

The Company recorded other income of approximately $126,000 during the six months ended December 31, 2022 compared to other income of approximately $36,000 during the six months ended December 31, 2021.

The Company recognized a gain of approximately $99,000 related to the sale of mining claims it previously held in Railroad Valley, NV during the six months ended December 31, 2022.

Net Loss

During the six months ended December 31, 2022, the Company incurred a net loss of $8.6 million or ($0.01) loss per share compared to a net loss of $24.1 million or ($0.04) loss per share during the six months ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, the Company had cash of $11.4 million and total assets of $47.6 million compared to cash of $29.0 million and total assets of $52.9 million at June 30, 2022. The decrease in cash is due to the Company’s continued investment in its Pilot Plant in Fernley, NV and its $8.2 million acquisition of mineral properties in Tonopah, NV. The Company continues to increase its efforts in key areas such as R&D and exploration activities.

The Company had total liabilities of $1.7 million at December 31, 2022, compared to $3.2 million at June 30, 2022. The decrease in total liabilities is largely due to the timing of construction costs incurred at December 31, 2022 and 2021.

As of December 31, 2022, the Company had working capital of $12.1 million compared to a working capital of $26.8 million at June 30, 2022. The decrease in working capital is primarily attributed to the acquisition of mineral rights, equipment and construction costs related to its Pilot Plant, increased R&D expenditures and additional payroll-related costs for increased headcount for the six months ended December 31, 2022.

Cash Flows

Cash from Operating Activities.

During the six months ended December 31, 2022, the Company used $7.4 million of cash for operating activities as compared to $4.3 million during the six months ended December 31, 2021. The increase in the use of cash for operating activities was due to an increase in payroll-related expenditures, namely in research and development. The Company held its first shareholder meeting which has its administrative costs during the period ended December 31, 2022. The Company has also seen a steady increase in exploration activity expenses as it continues to evaluate its claims in the Tonopah, NV region.

Cash from Investing Activities

During the six months ended December 31, 2022, the Company used cash of approximately $10.2 million, including $8.0 million for the acquisition of mineral rights in Tonopah, NV and $2.2 million towards construction and equipment costs for its initial lithium-ion battery recycling Pilot Plant. This is in comparison to the acquisition costs of $7.2 million for the six months ended December 31, 2021, consisting primarily of $5.1 million of construction and equipment and $2.2 million of water rights to support the Company’s Pilot Plant operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash from Financing Activities

During the six months ended December 31, 2022, the Company had net cash provided by financing activities of nil compared to $41.2 million for the six months ended December 31, 2021.

Off–Balance Sheet Arrangements

As of December 31, 2022, we had no significant off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this report. As set forth below, the Company is addressing the issues underlying this conclusion.

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

Management assessed the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that as of December 31, 2022, our internal controls over financial reporting was deemed not to be effective, based on the criteria therein. Material weaknesses presiding over our internal controls as it relates to financial reporting are described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain adequate documentation evidencing the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. We did not maintain appropriate segregation of duties related to accounting processes.

These material weaknesses create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 22, 2022, John Lukrich, former Chief of Staff at the Company, filed a complaint against the Company in California state court. The Company removed the action to federal court on diversity grounds, and the case is now pending in the United States District Court for the Northern District of California, Case No. 3:22-cv-06690. Lukrich asserts claims for: (1) Breach of Contract; (2) Failure to Timely Pay Wages; and (3) Violation of Labor Code Section 925, all related to his previous employment and associated compensation. Lukrich seeks general damages to recover the compensation he alleges is owed to him, declaratory relief related to the terms of his Offer Letter, attorneys’ fees, and costs. On November 7, 2022, the Company filed its answer to the complaint denying the allegations and also demanding a jury trial. There have been no further material actions in the case since the filing of the Company’s answer. The Company believes the claims are without merit.

On November 22, 2022, Peter Schultz, individually and as trustee of the Sunshine and Rain Asset Management Irrevocable Trust (collectively, “Plaintiffs”), filed a complaint against the Company and Action Stock Transfer Company, Inc, in the United States District Court for the District of Nevada, Case No. 2:22-cv-01965, alleging claims against the Company for (1) Violation of Duty to Register Certificated shares under NRS 104-8401 et seq.; (2) Breach of Contract; (3) Conversion; (4) Breach of the Implied Covenant of Good Faith and Fair Dealing; and (5) Injunctive Relief. Based on the complaint, this action relates to certain consulting agreements entered into by and between the Company and Plaintiffs. Plaintiffs seek, inter alia, compensatory damages in excess of $75,000 according to proof, punitive damages, a permanent injunction directed the Company to register certain shares, and attorneys’ fees and costs.

On January 11, 2023, the Company, though its counsel, filed an answer denying the allegations asserted by Plaintiffs in the complaint and asserting counterclaims for against Plaintiffs for, inter alia, (1) Breach of Contract; (2) Breach of the Implied Covenant of Good Faith and Fair Dealing; (3) Unjust Enrichment; and (4) Declaratory Relief. There have been no further actions in the case since the filing of the Company’s answer and counterclaim.

The Company has not concluded that the likelihood of a favorable or unfavorable outcome in this matter is either probable or remote. Therefore, at this juncture, the Company expresses no opinion on the outcome of the litigation, or the amount or range of any potential loss, if any.

Other than these proceedings, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

In October 2022, the Company was notified it was selected for a grant award under the Bipartisan Infrastructure Law, along with its grant subrecipients, DuPont Water Solutions, University of Nevada, Reno, and Argonne National Laboratory, to design, construct, commission, and operate a first-of-kind commercial scale facility to demonstrate its process for the manufacturing of battery cathode grade lithium hydroxide from unconventional Nevada-based lithium-bearing sedimentary resources. The grant funding is a cost-share structure whereby the Company and its grant subrecipients will receive reimbursement for 50% of eligible expenditures, up to $57 million over a five-year period. The award is managed by the United States Department of Energy’s (“DOE”) Office of Manufacturing and Energy Supply Chains (“MESC”) with support from the DOE’s Office of Energy Efficiency and Renewable Energy’s Vehicle Technologies Office. Upon receipt of the award notification, ABTC entered into contract negotiations with the DOE to finalize the terms of the award and the details of the project. The Company expects these negotiations to be complete and the contracts finalized in the third fiscal quarter, with the project initiation in the fourth fiscal quarter of the Company’s 2023 fiscal year.

In November 2022, the Company was notified it was selected for a grant award under the Bipartisan Infrastructure Law, along with its grant subrecipients, Novonix Group, University of Nevada, Reno, University of Utah, North Carolina State University, with National Renewable Energy Laboratory as a subcontractor, Argonne National Laboratory, and Idaho National Laboratory, to validate, test, and deploy three disruptive advanced separation and processing technologies in its existing lithium-ion battery recycling Pilot Plant. The grant funding is a cost-share structure whereby the Company and its grant subrecipients will receive reimbursement for 50% of eligible expenditures, up to $10 million over a three-year period. The award is managed by the United States Department of Energy’s (“DOE”) National Energy Technology Laboratory (“NETL”) with support from the DOE’s Office of Energy Efficiency and Renewable Energy’s Vehicle Technologies Office Upon receipt of the award notification, ABTC entered contract negotiations with the DOE to finalize the terms of the award and the details of the project. The Company expects these negotiations to be complete and the contracts finalized in the third fiscal quarter, with the project initiation in the fourth fiscal quarter of the Company’s 2023 fiscal year.

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

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: February 14, 2023	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer
Director

