Form 10-Q
period 2023-03-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2023-05-15
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2023

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

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of May 12, 2023, were 680,361,529.

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

Operating results for the nine months ended March 31, 2023, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2023.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	June 30, 2022
ASSETS
Current assets

Cash	$12,581,014	$28,989,166
Investments	9,304	21,013
Prepaid expenses and deposits	1,565,993	878,813
Grant receivable	276,231	–
Total current assets	14,432,542	29,888,992

Other deposits (Note 3)	6,081,591
Property and equipment, net (Note 4)	24,667,886	18,876,895
Mining properties (Note 5)	8,157,362	–
Intangible assets (Note 6)	3,851,899	3,851,899
Right–of–use asset (Note 8)	168,416	244,203
Total assets	$57,359,696	$52,861,989

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities	$3,337,164	$3,052,141
Total current liabilities	3,337,164	3,052,141

Long–term liabilities	86,030	175,789
Total liabilities	3,423,194	3,227,930

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 500,000 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 2,000,000 preferred shares, par value of $0.001 per share; Issued and outstanding: and nil preferred shares	–	–

Series C Preferred Stock Authorized: 2,000,000 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 1,200,000,000 common shares, par value of $0.001 per share; issued and outstanding: 668,983,091 and 644,138,631 common shares as of March 31, 2023 and June 30, 2022, respectively	668,984	644,139

Additional paid–in capital	206,123,645	187,550,288
Common stock issuable	18,686	75,000
Accumulated deficit	(152,874,813)	(138,635,368)

Total stockholders’ equity	53,936,502	49,634,059

Total liabilities and stockholders’ equity	$57,359,696	$52,861,989

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022	Nine months ended March 31, 2023	Nine months ended March 31, 2022
Operating expenses

General and administrative	$3,538,541	$2,492,753	$9,445,776	$25,645,149
Research and development	1,509,085	138,267	3,464,372	622,508
Exploration costs	584,344	202,555	1,479,507	473,539
Impairment and write-down costs	–	–	–	186,779

Total operating expenses	5,631,970	2,833,575	14,389,655	26,927,975

Net loss before other income (expense)	(5,631,970)	(2,833,575)	(14,389,655)	(26,927,975)

Other income (expense)

Accretion and interest expense	–	(5,962)	–	(10,102)
Gain on sale of mining claims		153,393	98,919	153,393
Unrealized gain(loss) on investment	2,949	(5,376)	(11,709)	(5,376)
Other income	21,000	60,969	63,000	100,744

Total other income (expense)	23,949	203,024	150,210	238,659

Net loss attributable to stockholders	$(5,608,021)	$(2,630,551)	$(14,239,445)	$(26,689,316)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.04)

Weighted average shares outstanding	651,997,819	634,379,111	648,021,868	619,973,643

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

For the three months ended March 31, 2023

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Accumulated Deficit	Total
Balance December 31, 2022	–	$–	–	$–	650,115,948	$650,116	$193,179,179	$(646,177)	$(147,266,792)	$45,916,326
Shares issued for professional services	–	–	–	–	–	–	–	10,596	–	10,596
Shares issued upon vesting	–	–	–	–	2,581,428	2,581	(2,581)	–	–	–
Stock–based compensation – employees	–	–	–	–	–	–	1,388,555		–	1,388,555
Stock-based compensation – Officers & Directors	–	–	–	–	–	–	1,167,029	–	–	1,167,029
Shares issued from Purchase Placement Agreement	–	–	–	–	2,000,000	2,000	1,548,399	654,267	–	2,204,666
Shares issued from private placement, net of issuance costs	–	–	–	–	14,285,715	14,287	8,843,064	–	–	8,857,351
Net loss for the period	–	–	–	–	–	–	–	–	(5,608,021)	(5,608,021)
Balance, March 31, 2023	–	$–	–	$–	668,983,091	$668,984	$206,123,645	$18,686	$(152,874,813)	$53,936,502

For the three months ended March 31, 2022

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Accumulated Deficit	Total
Balance, December 31, 2021	500,000	500	27,700	277,000	631,787,717	631,788	180,279,474	3,304,500	(129,154,171)	55,339,091
Shares issued for services	-	-	-	-	4,023,470	4,023	4,675,820	(3,297,000)	-	1,382,843
Cancellation of previously issued shares	-	-	-	-	(1,000,000)	(1,000)	(2,029,000)	-	-	(2,030,000)
Shares issued for exercise of warrants	-	-	-	-	8,668,150	8,668	591,332	-	-	600,000
Shares issued pursuant to Series C preferred share conversion	-	-	(27,700)	(277,000)	2,216,000	2,216	274,784	-	-	-
Redemption of Series A preferred shares	(500,000)	(500)	-	-	-	-	500	-	-	-
Dividends declared	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	(2,630,551)	(2,630,551)
Balance, March 31, 2022	-	-	-	-	645,695,337	645,695	183,792,910	7,500	(131,784,722)	52,661,383

For the nine months ended March 31, 2023

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Accumulated Deficit	Total
Balance, June 30, 2022	–	$–	–	$–	644,138,631	$644,139	$187,550,288	$75,000	$(138,635,368)	$49,634,059
Shares issued for professional services					150,129	150	103,439	(56,314)		47,275
Shares issued upon vesting	–	–	–	–	4,408,616	4,408	(4,408)	–	–	–
Stock-based compensation - employees					–	–	3,417,481			3,417,481
Stock-based compensation – Officers & Directors							2,661,408			2,661,408
Shares issued from Purchase Placement Agreement	–	–	–	–	6,000,000	6,000	3,552,373	–	–	3,558,373
Shares issued from private placement, net of issuance costs	–	–	–	–	14,285,715	14,287	8,843,064	–	–	8,857,351
Net loss for the period	–	–	–	–	–	–	–	–	(14,239,445)	(14,239,445)

Balance, March 31, 2023	–	$–	–	$–	668,983,091	$668,984	$206,123,645	$18,686	$(152,874,813)	$53,936,502

For the nine months ended March 31, 2022

	Series A		Series C				Additional
	P. Shares Number	Par Amount	P. Shares Number	Par Amount	C. Shares Number	Par Amount	Paid-In Capital	C. Stock Issuable	Accumulated Deficit	Total
Balance, June 30, 2021	500,000	500	207,700	2,077,000	573,267,632	573,268	121,615,738	247,750	(105,073,651)	$19,440,605
Shares issued for services	-	-	-	-	14,128,728	14,128	20,323,815	(221,500)	-	20,116,443
Cancellation of previously issued shares	-	-	-	-	(1,000,000)	(1,000)	(2,029,000)	-	-	(2,030,000)
Shares issued for exercise of warrants	-	-	-	-	14,293,366	14,293	923,207	(18,750)	-	918,750
Shares issued from private placement, net of issuance costs	-	-	-	-	25,389,611	25,390	36,913,261	-	-	36,938,651
Shares issued pursuant to Series C preferred shares conversion	-	-	(207,700)	(2,077,000)	16,616,000	16,616	2,060,384	-	-	-
Redemption of Series A preferred shares	(500,000)	(500)	-	-	-	-	500	-	-	-
Shares issued pursuant to share purchase agreement	-	-	-	-	3,000,000	3,000	3,985,005	-	-	3,988,005
Dividends declared	-	-	-	-	-	-	-	-	(21,755)	(21,755)
Net loss for the period	-	-	-	-	-	-	-	-	(26,689,316)	(26,689,316)
Balance, March 31, 2022	-	-	-	-	645,695,337	645,695	183,792,910	7,500	(131,784,722)	$52,661,383

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended March 31, 2023	Nine months ended March 31, 2022

Operating Activities

Net loss, attributable to stockholders	$(14,239,445)	$(26,689,316)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	66,436	36,818
Net change in operating lease liability	(13,972)	(16,737)
Stock Based Compensation - employees	3,417,481	–
Stock Based Compensation – officers & directors	2,661,408	–
Shares issued for services	47,275	18,086,443
Loss on impairment	-	186,779
Settlement of mining claims in stock	-	(50,000)
Unrealized loss on investment	11,709	5,376

Changes in operating assets and liabilities:

Prepaid expenses and deposits	(837,180)	891,287
Other receivables	(276,231)	-
Accounts payable and accrued liabilities	(1,653,541)	254,676
Due to related parties	-	-

Net Cash Used in Operating Activities	(10,816,060)	(7,261,200)

Investing Activities

Other acquisition deposit	(6,081,591)	–
Acquisition of property and equipment	(3,918,863)	(8,805,942)
Purchase of water rights	-	(2,172,750)
Purchase of mining properties	(8,007,362)	–

Net Cash Used In Investing Activities	(18,007,816)	(10,978,692)

Financing Activities

Dividends paid	-	(125,700)
Proceeds from exercise of share purchase warrants	-	918,750
Proceeds from share purchase agreement	3,558,373	-
Proceeds from issuance of common shares, net of issuance costs	8,857,351	40,926,656

Net Cash Provided by Financing Activities	12,415,724	41,719,706

Change in Cash	(16,408,152)	23,479,814

Cash – Beginning	28,989,166	12,843,502

Cash – End	$12,581,014	$36,323,316

Supplemental disclosures
Interest paid	-	10,102
	-
Non-cash investing and financing activities	-

Fair value of preferred shares redeemed	-	100
Noncash construction costs in accounts payable	1,938,564	1,674,888
Deposits capitalized to mineral claims	150,000	–
Shares issued upon vesting	4,409	–
Initial value of lease liabilities	311,570	311,570
Common shares issued for conversion of preferred shares	-	2,216,000
Fair value of commission warrants issued	933,102	2,699,039

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

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

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive office is located at 100 Washington Street, Suite 100, Reno, NV 89503.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of March 31, 2023, the Company had cash of $12.6 million, an accumulated deficit of $152.9 million, negative cash flow from operations, and limited business operations. The Company expects to begin its battery recycling operations in the quarter ending September 30, 2023. The continuation of the Company as a going concern is dependent upon generating profit from these operations and its ability to identify future investment opportunities and obtain any necessary debt or equity financing. There is no assurance that the Company will be able to obtain such financing or obtain them on favorable terms. These material uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern for 12 months from issuance of these financial statements. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

Certain prior year amounts disclosed in “General and administrative” expenses on the Statements of Operations have been reclassified to “Research and development” expense for consistency with the current year presentation. These reclassifications have no effect on the previously reported results of operations and cash flows for the three and nine months ended March 31, 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

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

c) Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value of stock–based compensation, going concern, recoverability of long–lived assets and deferred income tax asset valuation allowances.

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

d) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if–converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock awards and warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

On March 31, 2023, the Company had 92,620,434 potentially dilutive shares consisting of share purchase warrants exercisable into 69,639,184 common shares and restricted share units (RSUs) equivalent to 22,981,250 common shares.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

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

ASC 930-805, “Extractive Activities-Mining: Business Combinations,” states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights which are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

(unaudited)

3. Other Deposits

On March 1, 2023, the Company and Linico Corporation (“Linico”) entered into, and consummated, an Asset Purchase Agreement (“APA”) whereby the Company acquired specific tangible equipment and personal property for an aggregate purchase price of $6,000,000. Contemporaneously with the signing of the APA, the Company and Linico entered into another agreement, the Membership Interest Purchase Agreement (“MIPA”), whereby the Company would acquire 100% of the membership interests in Aqua Metals Transfer, LLC, principally real property consisting of land and a building that houses the tangible equipment and personal property acquired under the APA, for an aggregate purchase price of $21,600,000. As the MIPA is expected to close on or near May 31, 2023, the $6,000,000 plus the associated fees and expenses related to the transaction paid by the Company to execute the APA is currently recorded as a deposit in other assets. Once the MIPA is consummated, the assets acquired through both agreements will be placed into service and the aggregate purchase price paid for both agreements will be allocated among all assets at that time.

4. Property and Equipment

	Land	Building	Equipment	Total
Cost:

Balance, June 30, 2022	$6,728,838	$10,798,780	$1,388,392	$18,916,010
Additions	-	-	1,595,565	1,595,565
Construction in process	-	4,261,862	-	4,261,862

Balance, March 31, 2023	$6,728,838	$15,060,642	$2,983,957	$24,773,437

Accumulated Depreciation:

Balance, June 30, 2022	$–	$–	$39,115	$39,115
Additions	-	-	66,436	66,436
Balance, March 31, 2023	$-	$-	$105,551	$105,551

Carrying Amounts:
Balance, June 30, 2022	$6,728,838	$10,798,780	$1,349,277	$18,876,895
Balance, March 31, 2023	$6,728,838	$15,060,642	$2,878,406	$24,667,886

The building and equipment expenditures are primarily associated with assets under construction and are not commissioned for use as of March 31, 2023.

In February 2021, the Company entered into an agreement to purchase land with a fair value of $85,000 located in Tonopah, NV in exchange for an agreed-upon number of common shares though the transaction had not cleared escrow. In September 2021, the Company later issued the shares whereby the stock price had increased. To correct the carrying value, the Company recognized impairment expense of $186,779. The Company has included the impairment costs in general and administrative expenses for the nine months ended March 31, 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

(unaudited)

5. Mining Properties

During the nine months ended March 31, 2023, the Company exercised its option to purchase unpatented mining claims in Tonopah, NV for total costs of $8.2 million, of which $150,000 was previously recorded in Prepaid expenses and deposits at June 30, 2022.

6. Intangible Assets

Water Rights

Balance, June 30, 2022	$3,851,899
Additions	-
Disposals	-
Balance, March 31, 2023	$3,851,899

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

The Company evaluates noteworthy events for potential adjustment to the carrying value of intangible assets, on a quarterly basis. The Company did not recognize any impairment on its intangible assets for the nine months ended March 31, 2023 and 2022.

7. Related Party Transactions

The Company recorded no related party transactions during the nine months ended March 31, 2023 and 2022.

At March 31, 2023 and June 30, 2022, the Company did not have any related party assets or liabilities.

8. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right–of–use assets (“RoU assets”) are presented within the asset section of the Company’s condensed consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s condensed consolidated balance sheets at March 31, 2023 and June 30, 2022.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

(unaudited)

8. Leases (continued)

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8% for the nine months ended March 31, 2023, based on historical lending agreements. RoU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates. The Company does not have any significant finance leases. Total operating lease costs for the nine months ended March 31, 2023, and 2022 were $172,331 and $38,121, respectively.

As of March 31, 2023, short term lease liabilities of $118,051 are included in “Accounts payable and accrued liabilities” on the condensed consolidated balance sheets. The table below presents total operating lease RoU assets, net of amortization, and lease liabilities at:

	March 31, 2023	June 30, 2022
Operating lease right–of–use asset	$168,416	$244,203
Operating lease liabilities	$204,081	$274,794

The table below presents the maturities of operating lease liabilities as of March 31, 2023:

March 31, 2024	$130,148
March 31, 2025	88,631
Total lease payments	218,779
Less: discount	(14,698)
Total operating lease liabilities	$204,081

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right–of–use asset as of March 31, 2023.

Weighted average lease term (years)	1.58
Weighted average discount rate	8%

9. Stockholders’ Equity

The Company’s authorized common stock consists of 1,200,000,000 shares of common stock, with par value of $0.001.

Series A Preferred Stock

The Company has 500,000 shares of Series A Preferred Stock authorized with a par value of $0.001. The Company had no Series A Preferred Stock issued and outstanding at March 31, 2023 and June 30, 2022.

On January 27, 2022, the Company redeemed all outstanding shares of Series A Preferred Stock.

Series B Preferred Stock

The Company has 2,000,000 shares of Series B Preferred Stock authorized with a par value of $0.001. The Company had no Series B Preferred Stock issued and outstanding at March 31, 2023 and June 30, 2022.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

(unaudited)

9. Stockholders’ Equity (continued)

Series C Preferred Stock

The Company has 2,000,000 shares of Series C Preferred Stock authorized with a par value of $0.001. The Company had no Series C Preferred Stock issued and outstanding at March 31, 2023 and June 30, 2022.

The Series C Preferred Stock was originally issued on December 18, 2020. The Company issued 48.29 units of Series C Preferred Stock (241,450 shares of Series C preferred stock) at $50,000 per unit for proceeds of $2.4 million. Each unit is comprised of 5,000 shares of Series C Preferred Stock (each share of Series C Preferred Stock is convertible into 80 shares of common stock) and a warrant to purchase 400,000 common shares of the Company at $0.25 per share until March 31, 2023. Each holder is entitled to receive a non–cumulative dividend at an 8% rate per share, per annum. The dividend shall be payable at the Company’s option either in cash or in common shares of the Company. If paid in common shares, the Company shall issue the number of common shares equal to the dividend amount divided by the stated value and then multiplied by eighty.

In addition, on December 18, 2020, the Company issued 8 units of Series C Preferred Stock (40,000 shares of Series C preferred stock) with a fair value of $400,000 for the conversion of $381,622 of note payable and $18,378 of accrued interest.

During the nine months ended March 31, 2022, the Series C Preferred Stockholders converted 207,700 shares of Series C Preferred Stock into 16,616,000 shares of common stock.

On February 2, 2022, the Company issued a Mandatory Conversion Notice to the remaining Series C Preferred stockholders. The notice converted all outstanding shares of Series C Preferred Stock to common stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

Common Stock

Nine months ended March 31, 2023

During the period ended March 31, 2023, the Company entered into a share purchase agreement for the purchase and sale of 14,285,715 common shares at an issuance price of $0.70 per share. In addition to the issuance of common shares, the Company issued 14,285,715 Series A warrants that are exercisable into one common share of the Company at $0.80 per share for a period of five years from the date of issuance and 14,285,715 Series B warrants that are exercisable into one common share of the Company at $0.70 per share for a period of eighteen months from the date of issuance. As part of the financing, the Company paid $1,142,650 of share issuance costs and issued 857,143 warrants as a commission fee, which are exercisable at $0.875 per share for a period of five years from the date of issuance. The fair value of the commission warrants was $933,102 and was determined based on the Black-Scholes option pricing model assuming a volatility of 145%, risk-free rate of 3.67%, expected life of five years, and no expected forfeitures or dividends. The Company received proceeds of $8,857,350.

During the period, the Company issued 4.5 million common shares pursuant the vesting of restricted share units issued to employees and directors of the Company. Of the vested shares, 2.5 million common shares were issued to officers of the Company.

On April 2, 2021, the Company entered into a purchase agreement with Tysadco Partners LLC, a Delaware limited company (“Tysadco”). Pursuant to the agreement, Tysadco committed to purchase up to $75.0 million worth of the Company’s common stock over a period of 24 months. The Company shall have the right, but not the obligation, to direct Tysadco to buy the lesser of $10.0 million in common stock or 200% of the average shares traded for the five days prior to the closing request date, at a purchase price of 95% of the of the median share price during the five trading days, commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $25,000. During the period, the Company issued 6.0 million common shares pursuant the Share Purchase Agreement, effective April 2, 2021. The common shares were purchased at a weighted average price of $0.59 and the Company has received proceeds of $3,558,373.

During the period, the Company recognized stock-based compensation of approximately $6.1 million, which is an increase to additional paid-in capital, a component of stockholders’ equity. Of the amount, approximately $2.7 million was recognized for compensation to officers and directors of the Company.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

(unaudited)

9. Stockholders’ Equity (continued)

Nine months ended March 31, 2022

During the period, the Company issued 16,616,000 common shares pursuant to the conversion of 207,700 shares of Series C Preferred Stock at a conversion ratio of 80 shares of common stock for each share of Series C Preferred Stock.

During the period, the Company issued 25,389,611 units for net proceeds of $39,100,001 pursuant to a private placement issuance at $1.54 per share. Each unit is comprised of one common share of the Company and one share purchase warrant, where each share purchase warrant is exercisable into one common share of the Company at $1.75 per share for a period of five years from the issuance date. As part of the financing, the Company paid $2,161,350 of share issuance costs and issued 1,955,000 warrants as a commission fee, which are exercisable at $1.54 per common share for a period of three years from the date of the issuance. The fair value of the commission warrants was $2,699,039 and was determined based on the Black–Scholes option pricing model assuming volatility of 166%, risk–free rate of 0.56%, expected life of three years, and no expected forfeitures or dividends.

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

During the period, the Company issued 13,128,728 common shares for services with a fair value of $18,086,443, including 8,566,319 common shares with a fair value of $11,993,327 to officers and directors. As of March 31, 2022, the Company had shares of common stock issuable for professional services with a fair value of $7,500 for professional services to a director of the Company.

10. Share Purchase Warrants

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2022	40,210,611	$1.21
Issued	29,428,573	$0.75
Exercised	—	$—
Expired	—	$—
Balance, March 31, 2023	69,639,184	$1.02

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

(unaudited)

10. Share Purchase Warrants (continued)

Additional information regarding share purchase warrants as of March 31, 2023, is as follows:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

$0.08 - $0.25	12,866,000	1.5
$0.70 - $0.875	29,428,573	3.3
$1.54 - $1.75	27,344,611	3.6
	69,639,184	3.0

11. Restricted Share Awards & Restricted Share Units

Under the 2021 Equity Incentive Plan (“the Plan”), the Company is authorized to issue up to 120,000,000 shares to employees and non-employees of the Company.

Several employees, officers, and directors have been granted service-based restricted shares units (“RSUs”). The service based RSUs generally vest over a four-year period and are convertible into one share of common stock upon vesting.

During the nine months ended March 31, 2023, the Company granted 27.2 million restricted share units with a grant date fair value of approximately $13.8 million, of which, 11.0 million RSUs were granted, with a grant date fair value of $5.6 million, to officers and directors of the Company.

The table below is inclusive of both restricted share awards (“RSAs”) and RSUs for the period ended March 31, 2023:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested awards at June 30, 2022	350,000	$0.82
Granted	27,183,616	0.51
Vested	(4,502,366)	0.54
Forfeitures	(50,000)	0.50
Unvested awards at March 31, 2023	22,981,250	0.50

As units are granted, stock-based compensation equivalent to the fair market value on the date of grant is expensed over the requisite service period, using the graded vesting attribution method as acceptable under ASC 718, “Stock-Based Compensation.” During the nine-months ended March 31, 2023, the Company recognized stock-based compensation expense of approximately $6.1 million, including $2.7 million to officers and directors of the Company.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

(unaudited)

11. Restricted Shares & Restricted Share Units (Continued)

The Company recognized stock-based compensation expense in the respective line items of the condensed consolidated statements of operations for the nine months ended:

	March 31, 2023	March 31, 2022
General and administrative	$3,588,076	-
Research and development	1,985,491	-
Exploration	505,322	-
	$6,078,889	-

As of March 31, 2023, there was approximately $7.9 million of remaining expense related to outstanding awards, which are expected to be recognized over a remaining weighted-average period of 3.2 years.

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of RSUs, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement which is generally four-years. No granting of these awards occurs until performance thresholds are achieved. For the three and nine months ended March 31, 2023, and 2022, there have been no performance-based awards granted to officers or employees of the Company.

12. Commitments and Contingencies

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

Operating Leases

We lease our principal office location in Reno, Nevada. We also lease two adjacent lab spaces in the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the lab leases expire on February 14, 2024. Consistent with the guidance in ASC 842 “Leases,” we have recorded the principal office lease in our consolidated balance sheet as an operating lease. For further information on operating lease commitments, refer to Note 6 – Leases.

Financial Assurance

Nevada and other states, as well as federal regulations governing mining operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. ABTC has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance ABTC is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At March 31, 2023, ABTC’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimates totaled approximately $20,000, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2023

(unaudited)

13. Subsequent Events

Subsequent to the period end, the Company conducted a private placement for up to $5,000,000, or 200 Units of $25,000 each, on terms that are substantially similar to the Share Purchase Agreement executed on March 29,2023 (see Note 9 – Shareholders’ Equity). Each $25,000 Unit consists of 35,714 common shares of the Company and 35,714 Series A warrants that are exercisable into one common share of the Company at $0.80 per share for a period of five years from the date of issuance and 35,714 Series B warrants that are exercisable into one common share of the Company at $0.70 per share for a period of eighteen months from the date of issuance. As of the date of this filing, the Company has received net proceeds of $3,425,000. The Company expects the final closing of the transaction to occur in the fourth quarter of its fiscal year. The Company’s offering of the Units was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on representations made by the purchasers, including that such purchasers are “accredited investors” (as defined under the Securities Act) and will resell such securities only if registered under the Securities Act or pursuant to an applicable exemption from registration requirements.

On May 12, 2023, the Company entered into the First Amendment to Second Amended and Restated Membership Interest Purchase Agreement (see Note 3 – Other Deposits) for the purchase of a commercial recycling facility in the Tahoe-Reno Industrial Center located at 2500 Peru Drive, McCarran, Nevada and related industrial equipment. As of the date of this filing, the Company has made payments of $13.0 million in cash and issued 11,000,000 shares of common stock as part of the purchase price under the agreement. The remaining cash payment of $2.0 million is due on May 26, 2023. The Company agreed to register the shares received as consideration for resale by an affiliate of Linico and the acquisition transaction is expected to close once such selling stockholder has received net cash proceeds of at least $6.6 million from the sale of such shares. The Company’s issuance of such shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on representations made by the recipient of such shares, including that such recipient is an “accredited investor” (as defined under the Securities Act) and will resell such securities only if registered under the Securities Act or pursuant to an applicable exemption from registration requirements.

Contemporaneously, the Company entered into a separate contingent sales-leaseback agreement with another third-party buyer to purchase the property for an aggregate purchase price of $15.0 million and lease back the property to the Company, subject to the Company’s successful consummation of the First Amendment to Second Amended and Restated Membership Interest Purchase Agreement and successfully acquire fee simple title to the Property. The buyer of the sale-leaseback transaction shall lease the Property back to the Company pursuant to the lease agreement to be entered between the buyer as landlord and the Company as a tenant.

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has not identified any additional subsequent events requiring adjustments to, or disclosures in the accompanying condensed consolidated financial statements.

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

To implement this business strategy, the Company is currently constructing its first integrated lithium–ion battery recycling facility, which will take in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The construction, commissioning, and operations of this facility are of the highest priority to the Company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid grant from the US Advanced Battery Consortium to accelerate the development and demonstration of this pre–commercial scale integrated lithium–ion battery recycling facility. The Company has been notified that it has been selected for an additional grant award under the Bipartisan Infrastructure Law to validate, test, and deploy three disruptive advanced separation and processing technologies in its existing lithium-ion battery recycling Pilot Plant. The Company is continuing negotiations to finalize the terms the award contract. Please refer to “Item 5: Other Information” in our 2023 Form 10-Q for the period ended December 31, 2022 for information regarding the contract status.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a grant cooperative agreement from the US Department of Energy’s Advanced Manufacturing Office through the Critical Materials Innovation program to support the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has been notified that it has been selected for an additional grant award under the Bipartisan Infrastructure Law to design, construct, and commission a first-of-kind commercial manufacturing facility to produce battery-grade lithium hydroxide from this resource. The Company is continuing negotiations to finalize the terms of the award contract. Please refer to “Item 5: Other Information” in our 2023 Form 10-Q for the period ended December 31, 2022 for information regarding the contract status.

Financial Highlights:

●	Cash was $12.6 million as of March 31, 2023.
●	Cash used for the acquisition of property, construction, equipment, and water rights for the nine months ended March 31, 2023 was $18 million including a deposit of $6.1 million related to the acquisition of certain assets (see Note 3) on March 1, 2023.
●	Cash used in operations for the nine months ended March 31, 2023 was $10.8 million, up 49% year–over–year.
●	Total operating costs for the nine months ended March 31,2023 were $14.4 million, down 47% year–over–year, including a reduction of $12.5 million as it relates to the associated expenses for shares issued for services and stock-based compensation expense when compared to the nine months ended March 31, 2022.
●	The Company invested $3.5 million in research & development for the nine months ended March 31, 2023, up $2.8 million when compared to the same period in the prior year.
●	The Company issued 27.2 million restricted share units (“RSUs”) with a fair value of $13.8 million to employees, officers, and directors of the Company. These RSUs generally vest over a four-year service period.
●	Research and development expenses for the nine months ended March 31, 2023 are partially offset by approximately $0.70 million in government grant award.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Components of Statements of Operations

Operating Expenses

Exploration costs consist primarily of expenditures related to the drilling, travel, and soil sampling costs in the exploration of new primary resources of battery metals.

General and administrative expenses consist of office expense, legal, salaries and benefits, and laboratory costs. The Company has significantly reduced the number of shares it issues for professional services.

During the nine months ended March 31, 2023, the Company granted 27.2 million RSUs with a grant date fair value of approximately $13.8 million, of which, 11.0 million RSUs were granted, with a grant date fair value of $5.6 million, to officers and directors of the Company. As of March 31, 2023, there was approximately $7.9 million of remaining expense related to outstanding awards, which are expected to be recognized over a remaining weighted-average period of 3.2 years. The Company has largely transitioned to a service-based vesting requirement for its share-based awards, contrary to shares issued directly to consultants, employees, and directors without a continuation of service requirement.

During the nine months ended March 31, 2023, the Company incurred $14.4 million of operating expenses compared to $26.9 million of operating expenses during the nine months ended March 31, 2022.

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

On January 20, 2021, the US DOE issued a public release that ABTC had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award ABTC is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (“AMO grant”) was issued with a project start date of October 1, 2021.

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

	Nine months ended March 31, 2023	Nine months ended March 31, 2022
USABC grant	$174,310	$18,160
AMO grant	$509,035	$23,326

Other Income (Expense)

The Company recorded other income of approximately $150,000 during the nine months ended March 31, 2023 compared to other income of approximately $239,000 during the nine months ended March 31, 2022.

During the nine months ended March 31, 2023 and March 31, 2022, the Company recognized gains of approximately $100,000 and $153,000, respectively, related to the sale of mining claims it previously held in Railroad Valley, NV.

Net Loss

During the nine months ended March 31, 2023, the Company incurred a net loss of $14.2 million or $0.02 loss per share compared to a net loss of $26.7 million or $0.04 loss per share during the nine months ended March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

At March 31, 2023, the Company had cash of $12.6 million and total assets of $57.4 million compared to cash of $29.0 million and total assets of $52.9 million at June 30, 2022. The decrease in cash is due to the Company’s continued investment in its Pilot Plant in Fernley, NV, its $8.0 million to complete the acquisition of mineral properties in Tonopah, NV, and its $6.1 million deposit paid for assets under the APA and the MIPA. The decline in cash was partially offset by $12.4 million in net proceeds received from private placements and exercise of put options under the Company’s share purchase agreement. The Company continues to increase its efforts in key areas such as R&D and exploration activities.

The Company had total liabilities of $3.4 million at March 31, 2023, compared to $3.2 million at June 30, 2022. The change in total liabilities is largely due to the timing of construction costs incurred at March 31, 2023 and 2022.

As of March 31, 2023, the Company had working capital of $11.1 million compared to working capital of $26.8 million at June 30, 2022. The decrease in working capital is primarily attributed to the acquisition of mineral rights, equipment and construction costs related to its Pilot Plant in Fernley, NV, payment of the deposit for certain assets under the Asset Purchase Agreement (“APA”) and Membership Interest Purchase Agreement (“MIPA”) (as amended), increased R&D expenditures and additional payroll-related costs for increased headcount for the nine months ended March 31, 2023.

As of March 31, 2023, the Company had outstanding commitments under purchase orders for capital equipment and associated services to bring the Company’s operations into production of US$3.3 million. As the Company moves towards completion of its Pilot Facility in Fernley, NV, the buildout of the recycling facility in McCarran, NV, and continues its development of the Tonopah Flats Lithium Exploration Project, the Company is actively engaged in the purchase of the necessary equipment to support its operations and activities. The Company intends to cover the remaining cost of these obligations with current cash on hand.

Cash Flows

Cash from Operating Activities.

During the nine months ended March 31, 2023, the Company used $10.8 million of cash for operating activities as compared to $7.3 million during the nine months ended March 31, 2022. The increase in the use of cash for operating activities was due to an increase in payroll-related expenditures, namely in research and development to support the development of the Company’s process for the recycling of lithium-ion batteries and for the extraction of lithium from the Company’s lithium claystone mining claims. The Company held its first shareholder meeting which has its administrative costs during the period ended March 31, 2023. The Company has also seen a steady increase in exploration activity expenses as it continues to evaluate its claims in the Tonopah, NV region.

Cash from Investing Activities

During the nine months ended March 31, 2023, the Company used cash for investing activities of approximately $18 million, including $8.0 million for the acquisition of mineral rights in Tonopah, NV and $3.9 million towards construction and equipment costs for its initial lithium-ion battery recycling Pilot Plant, and deposit of $6.1 million for certain assets under the APA and MIPA (as amended). This is in comparison to the cash used for investing activities of $11.0 million for the nine months ended March 31, 2022, consisting primarily of $8.8 million of construction and equipment and $2.2 million of water rights to support the Company’s Pilot Plant operations.

Cash from Financing Activities

During the nine months ended March 31, 2023, the Company had net cash provided by financing activities of $12.4 compared to $41.7 million for the nine months ended March 31, 2022.

On March 29, 2023, the Company entered into a share purchase agreement for the purchase and sale of 14,285,715 common shares at an issuance price of $0.70 per share. In addition to the issuance of common shares, the Company issued 14,285,715 Series A warrants that are exercisable into one common share of the Company at $0.80 per share for a period of five years from the date of issuance and 14,285,715 Series B warrants that are exercisable into one common share of the Company at $0.70 per share for a period of eighteen months from the date of issuance. As part of the financing, the Company engaged a placement agent in connection with the offering and agreed to pay the placement agent a cash fee of 7.5% of the gross proceeds of the offering, a 1% expense allowance, and other reimbursable expenses. In addition, the Company issued 857,143 warrants to the placement agent as a commission fee, which are exercisable at $0.875 per share for a period of five years from the date of issuance. The Company received net proceeds under this share purchase agreement of $8.9 million.

During the period, the Company elected to exercise its rights pursuant to the Purchase Agreement dated April 2, 2021 to issue 6,000,000 shares for net proceeds of $3.6 million.

Subsequent Events

Subsequent to the period end, the Company issued 11 million shares as consideration under the MIPA (as amended) and conducted a private placement for the sale of common stock. See Note 13 – Subsequent Events regarding these events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off–Balance Sheet Arrangements

As of March 31, 2023, we had no significant off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023, the end of the period covered by this report. As set forth below, the Company is addressing the issues underlying this conclusion.

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

Management assessed the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that as of March 31, 2023, our internal controls over financial reporting was deemed not to be effective, based on the criteria therein. Material weaknesses presiding over our internal controls as it relates to financial reporting are described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain adequate documentation evidencing the operating effectiveness of certain control activities and did not maintain proper levels of supervision and review of complex accounting matters. We did not maintain appropriate segregation of duties related to accounting processes.

These material weaknesses create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES. (CONTINUED)

Remediation Plan (Continued)

We expect to remediate our material weaknesses during the fiscal year ending June 30, 2024. However, there is no guarantee that such material weaknesses will be remediated during the year, and we may discover additional material weaknesses that may require additional time and resources to remediate.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 1. Legal Proceedings” in our 2023 Form 10-Q for the period ended December 31, 2022, for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Registration Statement on Form S-1 filed May 22, 2013)

3.2	Bylaws (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2021)

3.3	Amendment to Bylaws (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2021)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: May 15, 2023	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer
Director

