Form 10-K
period 2023-06-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2023-09-28
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File number: 000-55088

AMERICAN BATTERY TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-1227980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Washington Street, Suite 100, Reno, NV 89503
(Address of principal executive offices, including zip code)

(775) 473-4744
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $264.4 million aggregate market value as of December 31, 2022, based on 43,341,063 shares of common stock outstanding valued at $6.10 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 46,254,354 shares of common stock as of September 26, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements included in this Report, other than statements of historical facts, that address activities, conditions, events, or developments with respect to our financial condition, results of operations, business prospects or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The forward-looking statements are contained principally in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “seeks”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would” and similar expressions intended to identify forward-looking statements.

Forward-looking statements appear throughout this report, and include statements about such matters as: anticipated operating results; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors that we believe are appropriate under the circumstances. We caution you that forward-looking statements are not guarantees of future performance and these statements are subject to known and unknown risks and uncertainties, which may cause our actual results or performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. Factors that may cause our financial condition, results of operations, business prospects or economic performance to differ from expectations include the factors discussed in Part I, Item 1A, Risk Factors below and elsewhere in this Report.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Report. You should read this Report and the documents that we reference and file as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this report speak only as of the filing of this Report. Except as required by applicable securities laws, we assume no obligation to update any prior forward-looking statements.

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “we”, “us”, “our” and the “Company” are to the combined business of American Battery Technology Company and its consolidated subsidiaries.

This Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2023 and June 30, 2022. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

2

PART I

Item 1. Business

Introduction

American Battery Technology Company (“the Company”, or “we”) is a technology development and commercialization company in the battery materials sector of the lithium-ion battery industry. The Company is working to increase the domestic US production of critical battery metals. To do so, we are engaged in (i) the exploration of new primary resources of battery metals, (ii) the development and commercialization of new technologies for the extraction and refining of these battery metals from primary resources, and (iii) the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries for the recovery of battery materials. Through this three-pronged approach we are working to both increase the domestic production of these battery materials through the acquisition and exploration of mining claims and to ensure that these constituent elemental metals are returned to the domestic manufacturing supply chain in a closed-loop fashion. In addition, we are committed to operating our business in a safe and environmentally responsible manner by working with our employees, customers, vendors, and local communities to minimize our environmental impact and comply with local, state and federal environmental laws and regulations.

The Company’s corporate headquarters are in Reno, Nevada, and its mineral exploration office is located in Tonopah, Nevada. The Company is commissioning its novel recycling plant for recycling lithium-ion batteries in McCarran, Nevada.

Company History

The Company was incorporated as Oroplata Resources, Inc. under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary of the Company to serve as its operating subsidiary for lithium resource exploration and mine development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). On May 3, 2019, the Company changed its name to American Battery Metals Corporation. On August 12, 2021, the Company further changed its name to American Battery Technology Company, which better aligns with the Company’s current business activities and future objectives. The Company has a limited operating history and has not yet generated or realized revenues from its primary business activities.

Industry Overview

Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric vehicles, and large scale electric stationary storage systems. Global production capacity of lithium-ion batteries was approximately 1,570 gigawatt hours per year (“GWh/yr”) at the end of 2022 and is forecasted to grow to approximately 6,700 GWh/yr by 2031, primarily driven by demand for electric vehicles. There are significant regulatory and social tailwinds driving demand growth for electric vehicles and large-format energy storage systems. This, in turn, is driving significant demand for battery materials such as lithium, cobalt, nickel, and manganese.

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

The current manufacturing supply chain for lithium-ion batteries is segmented and is organized into sub-industries that operate in a closed-loop fashion:

●	battery material providers,
●	chemical refiners,
●	cell manufacturers, and
●	end-use product (electric vehicle, stationary storage, consumer electronics, etc.) manufacturers.

Battery material providers can be classified into two categories: primary producers who explore for and extract virgin resources, and secondary producers who extract minerals from scrap and end-of-life products for re-sale into the lithium-ion battery supply chain. The Company intends to operate in both categories of the battery material supply segment, which is discussed in greater detail below.

Chemical refiners source battery-grade materials from suppliers to manufacture into cell components, including cathodes, anodes, electrolytes, and separators. Currently the vast majority of global refining capacity is located outside the USA, primarily in Asia.

Cell manufacturers source cell components and assemble those components into modules and packs, which are then sold to Original Equipment Manufacturers (“OEM” or “OEMs”). Cell manufacturing is also currently concentrated in Asia, with China accounting for over 75% of global cell manufacturing capacity.

The OEM segment is the final step to manufacturing any end-use product containing lithium-ion batteries. OEM manufacturing capacity for electric vehicles, stationary storage, and consumer electronics is distributed globally and is expected to increase more than an order of magnitude over the next several years.

Each segment of the lithium-ion battery supply chain has seen disparate quantities of investment, with those variations further pronounced with specific geographies. Investment in battery material suppliers, both primary and secondary, and chemical refining capacity, has been far outpaced by investments in cell manufacturing and end-use OEMs, with anticipated battery production capacity forecasted to be roughly ten times the forecasted capacity for precursor metal refining. This disconnect in available feedstock and refining capacity has caused significant imbalances in the global supply chain, with those imbalances even more pronounced within the US and apparent by the volatility in price of these underlying materials. Further, while there is significant cell manufacturing and OEM manufacturing capacity in the USA, less than 1% of global battery materials needed to supply these facilities are sourced in the US, resulting in a severe domestic capacity imbalance and risk to the domestic economy. This risk in the security and cost of supply has resulted in numerous issues for industries reliant on lithium-ion batteries and has the potential to dramatically slow the adoption of electric vehicles, renewable energy storage and other uses for lithium-ion battery metals.

Overview of Battery Materials Supply

Supply of battery materials is currently dominated by primary production. Development of new sources of primary supply are typically subject to long development times and high capital costs, putting further constraints on the supply of these materials. In addition, the majority of primary production is concentrated in high geopolitical risk locations. Each of the primary minerals discussed are traded on a number of global commodity exchanges and market pricing for each is readily available. Additional details on the primary development of the main critical materials are discussed below:

Lithium: Primary lithium is traditionally extracted from lithium brines or from hard rock deposits, and with recent innovations to also manufacture primary lithium from lithium-bearing claystone resources. Lithium brine deposits are accumulations of saline groundwater that are enriched in dissolved lithium. These deposits can be found in salt flats (such as those in South America), geothermal deposits (such as the Salton Sea in California), and oil fields. Extraction of lithium from brines typically involves large-scale evaporation techniques, thus consuming large amounts of water and energy. Hard rock sources of lithium are typically found in spodumene pegmatite deposits (such as those in Western Australia) and are mined using conventional mining and processing techniques. Extraction of lithium from claystone resources is a relatively new technique with various extraction technologies currently under development.

Nickel: Primary nickel is mined from both surface and underground operations. Traditional processing techniques for nickel involve crushing, leaching, and floatation techniques. The primary competing source of demand for nickel is the steel industry, for both a steel alloy and in plating of stainless steel. Supply is currently dominated by production from Indonesia, Philippines, and Russia.

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

Manganese: Manganese is typically mined from open pit surface mines using traditional mining and processing techniques. As with the previously mentioned minerals, the primary competing source of demand is steel production, where manganese is used as an alloy and to deoxidize steel. South Africa is the world’s largest producer of manganese, followed by Australia and China.

Secondary supply of feedstock, or recycling, is a relatively new market segment that has seen limited investment compared to the other segments of the battery supply chain. Current recycling techniques can be classified into two categories: High temperature thermal processes (pyrometallurgy) and mechanical crushing/simple hydrometallurgy processes. Both techniques process the feedstock batteries into an intermediate compound, a metal matte or black mass, which is then further processed through a refining process to extract the constituent metals. Both processes mainly focus on the recovery of nickel and cobalt. The majority of these operations are located in China and South Korea.

High temperature thermal processes account for the majority of current recycling operations. Batteries are placed into high-temperature furnaces and melted. A number of the key battery materials are lost in the high temperature processing and smelting phase, including lithium, graphite, and aluminum. The remaining metal matte is then processed through a hydrometallurgical refining process. The high temperature processing can present challenges to refining the metal matte from this process into products that meet the high purity specifications required for battery cathode manufacturing. Further, the process is energy intensive and causes substantial air and water pollution.

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

The black mass resulting from the recycling process has become a readily tradable commodity. However, the quality and value of the black mass is highly variable based on the chemistry of the battery that is being processed and the amount of remaining impurities in the material. Metal refiners are developing processes to extract battery-grade materials from the various forms of black mass. The market, and thus pricing, for black mass is still developing.

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

Our Business

Lithium-Ion Battery Recycling

The Company has developed a universal lithium-ion battery recycling system that is capable of recycling batteries with both a wide range of form factors (packs, modules, cylindrical cells, prismatic cells, pouch cells, defect and intermediate waste cells, metal scraps, slurries, and powders) and of a wide range of cathode chemistries (lithiated cobalt oxide, lithiated nickel-cobalt-aluminum oxide, lithiated nickel-cobalt-manganese oxide, lithiated nickel-cobalt-manganese-aluminum oxide, lithiated nickel-oxide, and lithiated manganese-oxide) of various relative weighting of transition metals.

The Company’s recycling system is a two-phase process: an automated de-manufacturing process followed by a targeted chemical extraction train to separate the individual high-value metals. The Company intends to commission each phase in sequence. Phase 1, the automated de-manufacturing process, separates the components of battery feedstock material into its constituent components, including scrap metals and cathode and anode powders in the form of black mass filter cake. Scrap metals are then sold as byproducts under various offtake agreements or into the open scrap market. The black mass filter cake produced in this phase will also be sold under offtake contracts or into the open market. Upon commissioning of Phase 2, the black mass produced in Phase 1 will be fed into a proprietary chemical extraction train to extract lithium, nickel, cobalt, and manganese elemental metals and upgrade them to the battery cathode grade specifications demanded by high energy density cathode manufacturers. The commissioning of Phase 1 is expected to occur in the fourth quarter of calendar year 2023 and the commissioning of Phase 2 is expected to occur in calendar year 2024.

The Company has acquired and leveraged the experience of several members of its leadership and implementation teams who worked on the design, construction, commissioning, and optimization of one of the largest lithium-ion battery manufacturing giga factories in the world. This significant pool of experience has enabled the team to leverage their knowledge of the failure mechanisms that can cause battery components, cells, and modules to fail leading to the development an automated deconstruction process combined with a targeted hydrometallurgical, non-smelting process that deconstructs battery packs to modules, modules to cells, cells to subcell components, and then sorting and separating those subcell components in a strategic fashion. Because of our uniquely pioneered recycling process, we are able to realize greater net benefits than current conventional methods. These benefits include:

●	Decreased air and liquid pollutant emissions through strategic design, and with no high-temperature operations,
●	Separation of low value materials early in the processing train allows for high recovery and purity of high value products,
●	Metal products manufactured to meet battery cathode specifications are able to re-enter supply chain in closed-loop fashion,
●	Throughput of recycling facilities equal to that of manufacturing facilities, on a per region basis,
●	Low capital costs, through avoidance of high-temperature operations and minimal generation of waste, and
●	Short processing residence times through high-speed strategic disassembly and material handling.

Additional details regarding the recycling plant are discussed in Item 2. Properties.

Industry Collaborations

In September 2019, the Company was selected as the sole winner of the battery recycling portion of the Circularity Challenge hosted by BASF, Stanley Black & Decker, and Greentown Labs. BASF is one of the largest high-energy density cathode manufacturing companies in the US and one of the largest global purchasers of lithium-ion battery metal materials. The challenge was developed to encourage new, innovative technologies for the recycling of large-format lithium-ion batteries, with a goal to establish and develop a circular economy in the battery supply chain. Participants were asked to demonstrate their ability to recycle an end-of-life lithium-ion battery into battery grade minerals that could then be used for the manufacture of new lithium-ion batteries. As the winner, the Company received seed funding, access to the Greentown Labs facilities (see Item 2. Properties), and the exploration of partnership agreements with the host companies. The Company and BASF continue to explore several avenues of collaboration to accelerate the commercialization of the Company’s lithium-ion battery recycling technology.

In October 2021, the Company, as a co-grantee, received a competitively bid $2 million contract award from the US Advanced Battery Consortium (“USABC”). USABC is a subsidiary of the United States Council for Automotive Research LLC and enabled by a cooperative agreement with the U.S. Department of Energy (DOE). The member companies include General Motors, Ford Motor Company, and Stellantis NV. USABC’s mission is to develop electrochemical energy storage technologies that advance commercialization of next generation electrified vehicle applications. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals by cathode producer and lithium-ion battery recycler BASF, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals by cell technology developer C4V. The demonstration of the entire closed-loop battery manufacturing supply chain within a single project is meant to foster the establishment of a domestic low-cost and low-environmental impact battery recycling infrastructure.

Competition

The Company expects to recover several types of byproducts as well as battery cathode grade lithium, nickel, cobalt, and manganese products through its recycling process and will compete with two categories of producers of these commodities: competing recycling processers and facilities and primary producers of the battery materials.

Competing recycling processes and facilities are primarily located in the US, Europe, and China and employ various techniques for extraction of the contained battery metals. In general, processers that employ high-temperature thermal processes or shredding/solvent extraction techniques focus on the recovery of nickel and cobalt, with limited ability to recover lithium, manganese, or other metals. The Company’s process to extract each of the battery components enables the Company to extract additional value from the same amount of feedstock to enable low-cost and low-environmental operations.

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

Primary Resource Development & Refining

The Company has been designing and optimizing our internally developed sustainable lithium extraction process for the manufacturing of battery cathode grade lithium hydroxide from Nevada-based sedimentary claystone primary resources. We are currently conducting exploratory drilling programs on over 10,000 acres as part of our Tonopah Flats Lithium Exploration Project. (See Item 2. Properties for additional information).

The Company is currently conducting geological mapping, sampling, geochemical analysis, and proprietary extraction trials to characterize the resource and to quantify the performance of the lithium extraction and manufacturing operations. In parallel with the current exploration activities, the Company is designing and constructing a multi-ton per day pilot scale facility to process sedimentary resource from the project. This facility is intended to demonstrate the commercial viability of the Company’s extraction and refining processes. The Company will continue to analyze the economic competitiveness of the project throughout the demonstration phases.

The Company’s in-house developed extraction technologies do not require the inefficient evaporation ponds associated with conventional lithium-from-brine mining. Our extraction process utilizes a selective leaching process for the low-cost extraction of lithium from claystone sedimentary resources that allows for significantly lower consumption of acid, lower levels of contaminants in the generated leach liquor, and lower overall costs of production.

Industry Collaborations

In October 2021, the Company, as the primary grantee, with DuPont Water Solutions as a sub-grantee, was awarded a $4.5 million competitive grant through the US Department of Energy’s Advanced Manufacturing Office, Critical Materials Innovation program to advance the research, development, and commercialization of its technologies for the mining and manufacturing of battery grade lithium hydroxide from its lithium-bearing claystone deposits. The grant provided partial funding for the development of a multi-tons per day processing facility to implement its lithium refining technology at pilot facility scale.

Competition

Primary lithium production is concentrated in the Americas, Australia, and Asia. The lithium that is ultimately used by cathode manufacturers is required to meet stringent specifications, whether that mineral is sourced from a primary or a secondary resource. Thus, the competition in these markets will be based on product quality and reliability of supply.

Employees

As of September 26, 2023, the Company had 54 full-time and 2 part-time employees. Additional workers may be hired on a contract basis as needed.

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at https://americanbatterytechnology.com/ as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A. Risk Factors

An investment in the Company’s securities is subject to a number of risks at any given time. Below is a description of the principal risk factors affecting the Company. The risk factors set out below are not exhaustive and unidentified risks may have potential to adversely affect the Company’s financial condition, operating results, business or future prospects. Investors should carefully consider these risk factors, many of which are beyond the Company’s control, together with other disclosures and market information before investing in the Company’s securities.

Pre-Revenue Company Risks

A pre-revenue company such as ours is inherently subject to many risks. These risks and difficulties include challenges in accurate financial planning as a result of: (a) accumulated losses; (b) uncertainties resulting from a relatively limited time period in which to develop and evaluate business strategies as compared to companies with longer operating histories; (c) compliance with regulations required to commence sales on future products; (d) reliance on third parties for consulting, laboratory work, regulatory, commercialization or other activities; (e) reliance on third parties to carry out contractual arrangements; (f) financing the business; and (g) meeting the challenges of the other risk factors described herein. We have no operating history in our current areas of focus upon which investors may base an evaluation of our performance; therefore, we are subject to all risks incident to the creation and development of a new business.

Working Capital Risks

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. We will need to raise capital over the next 12 months to satisfy such requirements, the receipt of which cannot be assured. We will also require capital in order to fully develop our recycling, extraction and refining operations. We intend to seek additional funds through various financing sources, including the private sale of our equity and debt securities, joint ventures with capital partners, grants, government loans, and project financing of our recycling facilities. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue-producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Risks of Competitive Industry

Inherent to competitive industries, there are risks the Company may be unable to maintain or acquire financing, seek available opportunities, retain existing personnel or hire new personnel, or maintain or acquire technical or other resources, supplies or equipment, all on terms it considers acceptable to complete the development of its projects. Battery recycling is a highly competitive and speculative business. Competing recycling processes and facilities are primarily located in the USA, Europe, and China and employ various techniques for extraction of the contained battery metals. In seeking available opportunities, we will compete with a number of other companies, including established, multi-national companies that have more experience and resources than we do. There also may be other small companies that are developing similar processes and are farther along than the Company. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to develop technology which is commercially viable.

Business Model Risks

We intend to engage in the business of lithium recycling through proprietary recycling technology. While the production of lithium-ion recycling is an established business, to date most lithium-ion recycling has been produced by way of performing bulk high temperature calcinations or bulk acid dissolutions. We have developed a highly strategic recycling processing train that does not employ any high temperature operations or any bulk chemical treatments of the full battery. We have tested our recycling process on a small scale and to a limited degree; however, there can be no assurance that we will be able to produce battery metals in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our process presents potential risks associated with the development of a business model that is untried and unproven as we undertake the build-out and operation of a large-scale facility capable of recycling commercial quantities. There can be no assurance that as we commence large scale manufacturing or operations that we will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.

Share Price Risks

The market price of the stock of a publicly traded company is affected by a number of variables, many of which are outside the Company’s control. Such factors include: the general condition of markets for resource stocks, and particularly for stocks of lithium exploration and development companies and other battery-metals stocks; the general strength of the economy; the availability and attractiveness of alternative investments; analysts’ recommendations and their estimates of financial performance; investor perception and reactions to disclosures made by the Company, and by the Company’s competitors; future securities sales; reputational risks of the Company; and the breadth of the public markets for the stock. Investors could suffer significant losses if the Company’s Common Shares are depressed or illiquid when an investor seeks liquidity.

Market Risks

The Company is exposed to commodity price movements for the inventory it holds and the products it plans to produce. Commodity price risk management activities are currently limited to monitoring market prices. The Company’s future revenues, if any, are sensitive to the market prices of the metals contained in its planned products.

The Company’s projects are highly dependent on the demand for and uses of lithium-based end products. This includes lithium-ion batteries for electric vehicles and other large format batteries that currently have limited market share and whose projected adoption rates are not assured. To the extent that such markets do not develop in the manner contemplated by the Company, then the long-term growth in the market for lithium products will be adversely affected. This would inhibit the potential for development of the projects, their potential commercial viability and would otherwise have a negative effect on the business and financial condition of the Company. In addition, as a commodity, lithium market demand is subject to the substitution effect in which end-users adopt an alternate commodity as a response to supply constraints or increases in market pricing. These circumstances could limit the quantity of customers and prices paid for our products. To the extent that these factors arise in the market for lithium, it could have a negative impact on overall prospects for growth of the lithium market and pricing, which in turn could have a negative effect on the Company and its projects.

Product Price and Quality Risks

The ability to reach and sustain profitable operations on the recycling and extraction projects, if and to the extent the projects are developed and enter commercial operation, will be significantly affected by changes in the market price of lithium-based end products. The market price of these products fluctuates widely and is affected by numerous factors beyond the Company’s control, including world supply and demand, pricing characteristics for alternate energy sources such as oil and gas, government policy and laws, interest rates, the rate of inflation and the stability of currency exchange rates, and other geopolitical and global economic factors. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. Furthermore, the price of lithium products is significantly affected by their purity and performance, and by the specifications of end-user battery manufacturers. If the products produced from the Company’s projects do not meet battery-grade quality and/or do not meet customer specifications, pricing will be reduced from that expected for battery-grade product. In turn, the company may lose or fail to attract customers. The Company may not be able to effectively mitigate pricing risks for its products. Depressed pricing for the Company’s products will affect the level of revenues expected to be generated by the Company, which in turn could affect the value of the Company, its share price and the potential value of its properties.

Project and Process Risks

The processes contemplated by the Company for refining of extracted materials and refining of recycled materials have not previously been demonstrated at commercial scale. There are risks that efficiencies of recovery and throughput capacity will not be met, and risks that scaled production will not be cost effective or operate as expected. In addition, there is potential for unforeseen costs, additional changes to the process chemistry and engineering, and other unforeseen circumstances that could result in delays to the projects or increased capital or operating costs.

The Company is in the process of exploring and assessing a mineral resource in Tonopah, Nevada, with the intent of progressing the project to mining and processing activities. The Company has no prior history of completing the development of a mining project or conducting mining operations. If found to be economically feasible, the future development of mineral resources will require the construction and operation of a mine, processing plant and related infrastructure. While certain members of management have mining development and operational experience, the Company does not have any such experience as a collective organization. As a result of these factors, the Company’s future success is more uncertain than if it had a proven operating history.

If the Tonopah project advances, the Company is and will continue to be subject to all risks inherent with establishing new mining operations including: the time and costs of construction of mining and processing facilities and related infrastructure; the availability and costs of skilled labor and mining equipment and supplies; the need to obtain necessary environmental and other governmental approvals, licenses and permits, and the timing of the receipt of those approvals, licenses and permits; the availability of funds to finance construction and development activities; potential opposition from non-governmental organizations, indigenous peoples, environmental groups or local groups which may delay or prevent development activities; and potential increases in construction and operating costs due to various factors, including changes in the costs of fuel, power, labor, contractors, materials, supplies and equipment.

It is common in new mining operations to experience unexpected costs, problems and delays during construction, commissioning and mine start-up, as well as delays in the early stages of mineral production.

The Company is concurrently overseeing the advancement of two major lithium projects. Work to advance these projects requires the dedication of considerable time and resources by the Company and its management team. The advancement of the projects concurrently brings with it the associated risk of strains on managerial, human and other resources. The Company’s ability to successfully manage each of these processes will depend on a number of factors, including its ability to manage competing demands on time and other resources, financial or otherwise, and successfully retain personnel and recruit new personnel to support its growth and the advancement of its projects.

Risks Relating to the U.S. DOE Grant Programs

The DOE’s invitation to enter into confirmatory due diligence and term sheet negotiations is not an assurance that DOE will offer a term sheet to the applicant, or that the terms and conditions of any term sheet will be consistent with the terms proposed by the applicant. The outcome of the Company’s application to the DOE for funding is wholly dependent on the results of DOE advanced due diligence and DOE’s determination whether to proceed, and there can be no assurances as to the outcome of such due diligence review, whether the DOE will determine to proceed and as to the terms and conditions of any term sheet that may be offered, if any.

Permitting Risks

Our operations in the United States are subject to the federal, state and local environmental, health and safety laws applicable to the reclamation of lithium-ion batteries and exploration for, and the development and operation of, mineral properties. Depending on how any particular operation is structured, our operations and related facilities will have to obtain environmental permits or approvals to operate, including those associated with, among other things, air emissions, water discharges, waste management and storage, and exploration and development of mineral properties on federal lands and related processing facilities. We may face opposition from local residents or public interest groups to the installation and operation of our facilities. Failure to secure (or significant delays in securing) the necessary approvals could prevent us from pursuing some of our planned operations and adversely affect our business, financial results and growth prospects. Additionally, there can be no certainty that current permits will be maintained, permitting changes will be approved, estimated permitting timelines will be met, estimated costs will be accurate, or additional or approvals required to carry out recycling, extraction and refining will be obtained. There is the risk that existing permits will be subject to challenges of regulatory administrative processes and similar litigation and appeal processes. Litigation and regulatory review processes can result in lengthy delays, with uncertain outcomes. Such issues could impact the expected timelines of the Company’s projects and consequently have a material adverse effect on the Company’s prospects and business.

Geopolitical Risks

In recent years there has been a substantial increase in political tensions, which is particularly acute in respect to lithium. Lithium has been identified as a ‘critical mineral’ in multiple jurisdictions and is the subject of increasingly active industrial policy. The Company does not believe this will result in a substantive adverse change to its business or operations. However, the Company does expect that over time it may limit our ability to undertake business opportunities with actors from non-Western countries.

Cost Estimate Risks

Capital costs, operating costs, raw materials costs, production and other estimates may differ significantly from those anticipated by the Company’s current estimates, and there can be no assurance that the Company’s actual costs will not be higher than currently anticipated. The Company’s actual costs and production may vary from estimates for a variety of reasons, including, but not limited to: lack of or availability of raw materials, resources or necessary supplies or equipment; inflationary pressures flowing from global supply chain shortages and increased transportation costs, which in turn are causing increased costs for supplies and equipment; increasing labor and personnel costs; unexpected construction or operating problems; higher than expected cost of commodities or feedstock; lower than expected realized lithium prices; revisions to construction plans; risks and hazards associated with exploration or mineral production; natural phenomena; floods; unexpected labor shortages or strikes; and general inflationary pressures. Many of these factors are beyond the Company’s control and could have a material effect on the Company’s operating cash flow, including the Company’s ability to service its indebtedness.

Operating Risks

The Company’s operations are subject to all the hazards and risks normally incidental to the exploration for, and the development and operation of, mineral properties. The Company strives to implement comprehensive health and safety measures designed to comply with government regulations and protect the health and safety of the Company’s workforce in all areas of its business. The Company also strives to comply with environmental regulations in its operations. Nonetheless, risks associated with the Company’s planned operations include fires, power outages, shutdowns due to equipment breakdown or failure, aging of equipment or facilities, unexpected maintenance and replacement expenditures, human error, labor disruptions or disputes, inclement weather, higher than forecast precipitation, flooding, shortages of water, explosions, releases of hazardous materials, landslides, earthquakes, industrial accidents and explosions, protests and other security issues, and the inability to obtain adequate machinery, equipment or labor due to shortages, strikes or public health issues such as pandemics.

Risk of Hazardous Substances

We may be held responsible for the costs of remediating contamination at the site of current or former activities or at third party sites or be held liable to third parties for exposure to hazardous substances should those be identified in the future. Under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and its state law equivalents, current or former owners of properties may be held jointly and severally liable for the costs of site cleanup or required to undertake, remedial actions in response to unpermitted releases of hazardous substances at such property, in addition to, among other potential consequences, liability to governmental entities for the cost of damages to natural resources, which may be significant.

Risk of Health Epidemics and Diseases

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly impact our people, operations and surrounding communities. The Company could continue to incur costs to protect against COVID-19 and its variants. Other impacts of changing restrictions and the evolving health environment in connection with pandemics, epidemics or health outbreaks and emergencies could include prolonged travel restraints, shipment restraints, other supply chain disruptions and workforce interruptions, including loss of life, and reputational damage in connection with challenges or reactions to action or perceived inaction by the Company, which could have a material adverse effect on the Company’s cash flows, earnings, results of operations and financial position.

Costs and Requirements of Being a Public Company

As a public reporting company, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws, rules and regulations. Complying with these laws and regulations requires more time and attention of our Board of Directors, management and requires additional employees compared to a privately-held company. In addition, the costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to stockholders, maintaining more comprehensive compliance functions, policies and procedures, and corporate governance, are greater than that of a privately-held company.

Risk of Fraud, Misconduct, or Non-Compliance with Anti-Corruption Laws

We may be exposed to fraud, non-compliance with anti-corruption laws, or other misconduct committed by our employees, joint venture partners, representatives, agents, vendors, customers or other third parties undertaking actions on our behalf that could subject us to litigation, financial losses and fines or penalties imposed by governmental authorities and affect our reputation.

Such misconduct could include, but is not limited to, misappropriating funds, engaging in misrepresentation or fraudulent, deceptive or otherwise improper activities, including activities in exchange for personal benefit or gain or activities that otherwise do not comply with applicable laws or our internal policies and procedures. The risk of fraud or other misconduct could increase as we expand our business.

Risk of Failure to Meet Development Timelines and Capital Estimates

Our required capital expenditure can be complex, may experience delays or other difficulties, and the costs may exceed our estimates.

Our capital expenditures primarily consist of substantial investments in new or used equipment, facilities and properties, as well as expenditures to maintain and improve existing equipment, facilities and properties. Execution of these capital expenditures can be complex, and commencement of production requires start-up, commission and certification of product quality by our customers, which may impact the expected output and timing of sales of product from such facilities. Construction of large operations is subject to numerous risks and uncertainties, including, among others, the ability to complete a project on a timely basis and in accordance with the estimated budget for such project and our ability to estimate future demand for our products. In addition, our returns on these capital expenditures may not meet our expectations. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Risk of Failure to Comply with Covenants

The Company has contractual arrangements that contain affirmative and negative covenants that must be adhered to. It is possible that the Company could fail to meet the requirements of one or more covenants, resulting in penalties or acceleration of amounts due. No assurance can be given that a breach will not occur. This could result in a default under our credit agreements that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay our debt, creditors would have the right to proceed against the collateral securing the debt. This in turn could have a material adverse effect on the Company’s business and operations.

Going Concern Risk

The Company has alleviated any substantial doubt about its ability to continue as a going concern. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements more than one year from the date of this report. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, and our financial condition and results of operations could be materially and adversely affected, and we may be unable to continue as a going concern.

Risks from Changing Regulations and Laws

Changes to government laws and regulations may affect the development of the Company’s projects. Such changes could include laws relating to grant funds availability, taxation, royalties, restrictions on production, environmental, biodiversity and ecological compliance, mine development and operations, mine safety, permitting and numerous other aspects of the business.

Environmental Risks and Regulations

The Company must comply with stringent environmental regulations. These are evolving in a manner that is expected to require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Applicable environmental laws and regulations may require enhanced public disclosure and consultation. It is possible that a legal protest could be triggered through one of these requirements or processes that could delay development activities. No assurance can be given that new environmental laws and regulations will not be enacted or that existing environmental laws and regulations will not be applied in a manner that could limit or curtail the Company’s development programs. Such changes in environmental laws and regulations and associated regulatory requirements could delay and/or increase project costs or increase the risk of environmental liability associated with project operations. This in turn could have a material adverse effect on the Company’s business and operations.

Insurance Risks

While the Company maintains insurance to protect against certain risks associated with its business, insurance may not be available to insure against all risks, or the costs of such insurance may be uneconomic. The Company may also elect not to obtain insurance for other reasons. Insurance policies maintained by the Company may not be adequate to cover the full costs of actual liabilities incurred by the Company, or may not be continued by insurers for reasons not solely within the Company’s control. The Company maintains liability insurance in accordance with industry standards. However, losses from uninsured and underinsured liabilities have the potential to materially affect the Company’s financial position and prospects.

Health and Safety Risks

The Company carries a risk of liability related to workers’ health and safety. Compliance with health and safety laws, and any changes to such laws, and the requirements of applicable permits and other regulatory requirements remains material to the Company’s business. The Company may become subject to government orders, investigations, inquiries or other proceedings (including civil claims) relating to health and safety matters. The occurrence of any of these events or any changes, additions to or more rigorous enforcement of health and safety laws, permits or other approvals could have a significant impact on operations and result in additional costs or penalties. In turn, these could have a material adverse effect on the Company’s reputation, operations and future prospects.

Risk of Catastrophic Events, Terrorism and War

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products. Certain assets may be at greater risk of future terrorist attacks than other possible targets in the U.S. and around the world. Extraordinary events cannot be predicted, and their occurrence may negatively affect the economy in general, and the markets for our products in particular. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all the damage incurred or, if available, may be prohibitively expensive.

Risk of Accounting Estimates and Impairment Charges

We make certain accounting estimates and projections in connection with our impairment analysis for long-lived assets in accordance with applicable accounting guidance. An impairment charge may be required if the impairment analysis indicates that the carrying value of an asset exceeds the sum of the expected undiscounted cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from Company estimates, additional charges for asset impairments may be required in the future. If impairment charges are significant, our financial results could be negatively affected.

Mineral Resource and Mineral Reserve Estimation Risks

Mineral Resources and Mineral Reserves figures are estimates only. Estimated tonnages and grades may not be achieved if the projects are brought into production; differences in grades and tonnage could be material; and, estimated levels of recovery may not be realized. The estimation of Mineral Resources and Mineral Reserves carries with it many inherent uncertainties, of which many are outside the control of the Company. Estimation is by its very nature a subjective process, which is based on the quality and quantity of available data, engineering assumptions, geological interpretation and judgements used in the engineering and estimation processes. Estimates may also need to be revised based on changes to underlying assumptions, such as commodity prices, drilling results, metallurgical testing, production, and changes to mine plans of operation. Any material decreases in estimates of Mineral Resources or Mineral Reserves, or an inability to extract Mineral Reserves could have a material adverse effect on the Company, its business, results of operations and financial position.

Any estimates of Inferred Mineral Resources are also subject to a high degree of uncertainty and may require a significant amount of exploration work to determine if they can be upgraded to a higher confidence category. Risks associated with upgrading the Tonopah project to a higher confidence category include the accuracy of fault modeling and offset of lithium-hosting lithologies on western-side of mineral resource, the lack of project-specific lithologic density data, the accuracy of processing cost used in the pit optimization to define the resource which can potentially affect resource cut-off grades, and the large fluctuations in commodity prices which can potentially affect resource cut-off grades.

Water Management Risks

Water management regulations are in place in Nevada where the Company’s projects are located. As such, the Company must obtain sufficient water rights and transfer those rights such that they may be used for planned recycling and extraction projects. The Company’s flowsheets are designed and/or being designed to lower the use of water to the extent possible by incorporating recycling technologies. The availability of water and pricing of water rights are risks that may be heightened by the potential effects of climate change and could have a material adverse effect on the Company’s business.

Climate Change Risks

The introduction of climate change legislation is an increasing focus of various levels of government worldwide. The Company is committed to developing its business with a view to contributing to the low carbon economy. This includes incorporating sustainable energy sources and minimizing the use of non-renewable sources of energy to the extent that renewable sources are available with sufficient capacity, at cost effective pricing and that are complementary to the facilities and site design. However, the use of such low carbon technologies may be more costly in certain instances than non-renewable options in the near-term, or may result in higher design costs, long-term maintenance costs or replacement costs. Additionally, if the trend toward increasing regulations continues, the Company may face increasing operating costs at its projects to comply with these changing regulations. Until then, the Company views the risk of occurrence of such litigation as being low.

Risk of Future Losses and Lack of Profitability

The Company anticipates it will continue to have negative cash flow from operating activities in future periods until profitable commercial production is achieved. Although the Company has cash on hand and access to additional cash, the Company’s ability to continue as a going concern and the depletion of its capital will be dependent upon its ability to generate profits from its proposed operations, or to raise capital through equity or debt financing to continue to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Intellectual Property Risks

The Company relies on the ability to protect its intellectual property rights and depends on patent, trademark and trade secret legislation to protect its proprietary know-how. There is no assurance that the Company has adequately protected or will be able to adequately protect its valuable intellectual property rights or will at all times have access to all intellectual property rights that are required to conduct its business or pursue its strategies, or that the Company will be able to adequately protect itself against any intellectual property infringement claims. There is also a risk that the Company’s competitors could independently develop similar technology, processes or know-how; that the Company’s trade secrets could be revealed to third parties; that any current or future patents, pending or granted, will be broad enough to protect the Company’s intellectual property rights; or, that foreign intellectual property laws will adequately protect such rights. The inability to protect the Company’s intellectual property could have a material adverse effect on the Company’s business, results of operations and financial condition. Additionally, the applied science industry is characterized by frequent allegations of intellectual property infringement. Though we do not expect to be subject to any of these allegations, any allegation of infringement could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause suspension of operations or force us to enter into royalty, license, or other agreement, rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings, we may be forced into protracted and costly litigation. We may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on acceptable terms or at all.

Risk of Defects in Title

We have investigated our rights to the assets we have purchased and developed, and, to the best of our knowledge, those rights are in good standing. However, no assurance can be given that such rights will not be revoked, or significantly altered, to our detriment. There can also be no assurance that our rights will not be challenged or impugned by third parties, including by governments and non-governmental organizations.

Risks Related to Research, and Development, and Changing Technology

Our research and development efforts may not succeed in addressing changes in our customers’ needs, and our competitors may develop more effective or successful products. The development and adoption of new battery technologies could rely on inputs other than lithium compounds which could significantly impact our prospects and future revenues.

Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. The pace of advances in current battery technologies, the development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of next generation high nickel battery technologies that utilize lithium hydroxide could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging and less expensive. Some of these could be less reliant on lithium hydroxide or other lithium compounds, especially if the demand for batteries for use in electric vehicles outstrips the available supply of lithium hydroxide or other lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and their share in the overall mix over any time horizon. Commercialized battery technologies that use less lithium compounds could materially and adversely impact our prospects and future revenues.

Joint Venture, Acquisition and Strategic Alliance Risks

Our business strategy includes, in part, entering into joint ventures, acquisitions, and strategic alliances with parties involved in the manufacture and recycling of lithium-ion products. Failure to successfully identify or integrate such joint ventures, acquisitions or strategic alliances into our operations could adversely affect our business. Joint ventures, acquisitions and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such initiatives into our operations. Our operating results could be adversely affected by any problems arising during or from such activity.

Risks of Relying on Consultants

The Company has relied on, and may continue to rely on, consultants and others for mineral exploration and exploitation expertise. The Company believes that those consultants are competent and that they have carried out their work in accordance with internationally recognized industry standards. However, if the work conducted by those consultants is ultimately found to be incorrect or inadequate in any material respect, the Company may experience delays or increased costs in developing its properties.

Risk of No Dividends

The Company has not paid dividends on its Common Shares since incorporation, and currently has no ability to generate earnings as it is pre-revenue. The Company anticipates that it will retain its earnings and other cash resources for future operations and the ongoing development of its business. As such, the Company does not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of the Board, which will take into account many factors including the Company’s operating results, financial condition and anticipated cash needs.

Information Technology and Cybersecurity Risks

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow and evolve in terms of severity and sophistication, particularly with the increase in remote work that began during the COVID-19 pandemic. A cybersecurity attack has the potential to compromise the business, financial and other systems of the Company, and could go unnoticed for some time. Risks associated with cybersecurity threats include, among other things, loss of intellectual property, disruption of business operations and safety procedures, loss or damage to worksite data delivery systems, privacy and confidentiality breaches, and increased costs and time to prevent, respond to or mitigate cybersecurity incidents. The Company has implemented a cybersecurity policy and provided training to its personnel as mitigation measures. System and network maintenance, upgrades and similar best practices are also followed. However, despite these measures, the occurrence of a significant cybersecurity incident could have a material adverse effect on the Company’s business and result in a prolonged disruption to it.

Talent Risk

The Company highly values the contributions of its key personnel. The success of the Company continues to depend largely upon the performance of key officers, employees and consultants who have advanced the Company to its current stage of development and contributed to its potential for future growth. The market for qualified talent has become increasingly competitive, with shortages of qualified talent relative to the number of available opportunities being experienced in all markets where the Company conducts its operations. The ability to remain competitive by offering higher compensation packages and programs for growth and development of personnel, with a view to retaining existing talent and attracting new talent, has become increasingly important to the Company and its operations in the current climate. Any prolonged inability to retain key individuals, or to attract and retain new talent as the Company grows, could have a material adverse effect upon the Company’s growth potential and prospects.

Additionally, the Company has not purchased any “key-man” insurance for any of its directors, officers or key employees and currently has no plans to do so.

Implementation of Business Plan Risks

Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we may elect to increase the scope of our operations and acquire complementary businesses. Implementing our business plan will require significant additional funding and resources. If we grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our existing management and resources. Additionally, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

Risk of Failure of Internal Control Over Financial Reporting

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the Commission, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

Risks of Legal Proceedings

The Company may be subject to a variety of regulatory requirements, and resulting investigations, claims, lawsuits and other proceedings in the ordinary course of its business, as a result of its status as a publicly traded company and because of its mining exploration and development business. Litigation related to environmental and climate change-related matters, ESG disclosure, and securities class actions arising from share price volatility is also on the rise. The occurrence and outcome of any legal proceedings cannot be predicted with any reasonable degree of certainty due to the inherently uncertain nature of litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. Defense and settlement costs of legal claims can be substantial, even with respect to claims that are determined to have little or no merit.

Litigation may be costly and time-consuming and can divert the attention of management and key personnel away from day-to-day business operations. The Company and its projects are, from time to time, subject to legal proceedings or the threat of legal proceedings. If the Company were to be unsuccessful in defending any such claims against it, or unable to settle claims on a satisfactory basis, the Company may be faced with significant monetary damages, injunctive relief or other negative impacts that could have a material adverse effect on the Company’s business and financial condition. To the extent the Company is involved in any active litigation, the outcome of such matters may not be determinable, and it may not be possible to accurately predict the outcome or quantum of any such proceedings at a given time.

Changes to Tax Laws and Other Tax Risks

Changes to U.S. tax laws could adversely affect the Company or holders of the Common Shares. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

We are subject to review and audit by U.S. federal, state, local tax authorities. Tax authorities may disagree with or challenge tax positions we take, which if successful could harm our business. We may be subject to additional tax liabilities due to changes in non-income based taxes resulting from changes in federal, state or local tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements, or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period. In the future, the company may also be subject to foreign jurisdictions where tax law changes may pose a similar risk.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

The Company is engaged in the construction of a recycling plant to recycle end-of-life lithium-ion batteries and in the exploration of its lithium-bearing claystone unpatented mining claims. To do so, the Company owns or holds long-term leases on multiple properties, all located within the US, along with leases on laboratory facilities that support our research and development functions. In addition, the Company holds rights to certain assets, which facilitate the effective use of our properties. We believe that all of our properties and facilities are well maintained, effectively used, and are adequate to operate our business. Information regarding significant properties operated by us is outlined below.

Corporate Headquarters

The Company currently leases executive offices located at 100 Washington Street, Suite 100 in Reno, Nevada, USA. The office space consists of approximately 5,831 square feet and the lease expires November 30, 2024.

Recycling Operations

McCarran, Nevada

The Company closed on the purchase of the recycling facility in August 2023, and in tandem, the Company has developed new facility and technology-specific environmental, safety, operational standards and procedures, and is in the process of recruiting, hiring, and training of new staff in preparation for operations.

This facility is in the Tahoe-Reno Industrial Center, located at 2500 Peru Drive, McCarran, Nevada, was previously utilized for the recycling of lead-acid batteries, and was already equipped with much of the infrastructure and utility equipment necessary to implement the Company’s recycling processes, including the electrical distribution, HVAC, compressed air, water treatment, material handling, analytical quality control, and operational control rooms.

The facility will house the Company’s first-of-kind integrated battery recycling system which utilizes a strategic de-manufacturing and targeted chemical extraction train in order to recover battery materials with high yields, low cost, and with a low environmental footprint. These processes are fundamentally different than conventional methods of battery recycling, which utilize high temperature furnaces, such as smelting, or non-strategic shredding or grinding systems. The Company’s system results in battery metals separation, recovery and purification of high-value, battery-grade products with less environmental impact and greater potential cost efficiencies than conventional methods.

As the Company ramps up operations of its integrated recycling processes, the facility will be commissioned in phases. In the first phase battery materials will be recycled into products including copper, aluminum, steel, a lithium intermediate, and a black mass intermediate material. Once the second phase of this integrated recycling facility is operational, this lithium intermediate will be further refined into a battery grade lithium hydroxide product, and the black mass intermediate material will be further refined into battery grade nickel, cobalt, manganese, and lithium hydroxide products.

Fernley, Nevada

On August 14, 2020, the Company purchased approximately 12.44 acres of undeveloped industrial land in Fernley, Nevada in a Qualified Opportunity Zone (QOZ). The Company began construction before prioritizing the new location in McCarran, Nevada. The Company’s strategy is to construct multiple facilities and the Fernley location is expected to be a subsequent plant.

Feedstock Storage – Fernley, Nevada

On July 23, 2021, the Company purchased 11.55 acres of industrial-zoned land in Fernley, Nevada. The Company intends to construct a supplemental storage facility for recycled battery feedstock on this site. The City of Fernley has approved the City Use Permit for the site.

Land for Supplemental Storage – McCarran, Nevada

On June 28, 2021, the Company purchased approximately 13.87 acres of industrial-zoned land in McCarran, Nevada. The Company intends to construct a supplemental storage facility to store feedstock on this site.

Water Rights

To date, the Company has purchased water rights in the City of Fernley, Nevada for $3.9 million. The water rights will be used to ensure the Company’s Fernley plant will have adequate water to operate at full capacity once construction is complete. This is expected to be a subsequent plant with the facility at McCarron, Nevada being the current priority. These water rights have an indefinite life upon assignment to the property through use of a will-serve.

Laboratory Facilities

To support the development of both its lithium-ion battery recycling and battery metal extraction technologies, the Company operates out of two laboratory facilities: The Center for Applied Research at the University of Nevada, Reno in Reno, Nevada and Greentown Labs in Somerville, Massachusetts. The Company has developed long-standing partnerships with the operators of these facilities and all leases are in good standing.

Nevada Center for Applied Research - Reno, Nevada

The Company leases laboratory and office space from the University of Nevada, Reno. As of June 30, 2023, the Company occupies five laboratories totaling over 3,000 square feet. All laboratories and offices are housed within the Nevada Center for Applied Research (NCAR). The laboratory space is used to advance the Company’s in-house, first-of-kind developed battery metals extraction technologies for both the recycling of spent batteries and for the manufacturing of primary battery metals from domestic-based resources.

Greentown Labs - Somerville, Massachusetts

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

Tonopah Flats Lithium Exploration Project

The Company currently holds the rights to 517 Unpatented Lode Claims near Tonopah, Nevada. In addition, the Company maintains an office to oversee these claims and the associated activity in Tonopah, Nevada.

On September 1, 2021, the Company signed an exploration agreement with 1317038 Nevada Ltd., which gave the Company exclusive access to explore 305 Unpatented Lode Claims in the Tonopah Mining District (“Tonopah Flats”) in Nye and Esmeralda Counties, Nevada. The agreement gave the Company the right to explore the claims for critical battery materials. The agreement also gave the Company the option to purchase the Claims upon expiration of the exploration agreement. The Company completed its preliminary surface sampling of the property in February 2022 and proceeded with an exploration drilling program. In July 2022, the Company exercised the option to acquire the rights to those claims.

In addition to signing the exploration agreement mentioned above, the Company also staked additional claims in the region surrounding the claims included in the agreement. In total, the company holds approximately 10,340 acres in the region that it intends to explore for economic lithium deposits.

ABTC began surface sampling of these claims in the Summer of 2021, and subsequently performed additional subsurface drilling programs at depths of up to 1,430 feet totaling over 12,000 feet of exploration covering approximately 65% of its claims. The results of these initial successful exploration programs led to the development and publication of a third-party Qualified Person (QP) audited SK-1300 compliant Inferred Resource Report in February 2023. Based on the results, the Company disclosed its intention to continue the exploration of the deposit.

On July 22, 2023, the Company began a third exploration program to advance its Tonopah Flats Lithium Project. This drill program includes core infill and step out drilling to support the evolution of its domestic resource with the goal of upgrading to a ‘measured and indicated’ resource classification. The company selected and engaged KB Drilling for the collection of infill and step out samples for this latest drill program, which consists of sample collections from 8 additional drill holes and includes 6,500 feet of total drilling.

Geology, Infrastructure, and Permitting

The area where Tonopah Flats Lithium Exploration Project is located is known for its unique sedimentary claystone resources. The Company is conducting geological mapping, sampling, geochemical analysis, and proprietary extraction trials to characterize these resources and to quantify the performance of the lithium extraction and manufacturing operations.

The project claims are located on land that is administered by the Bureau of Land Management (“BLM”). The Company will retain the surface and mineral rights to the claims if the claims remain in good standing with the BLM through the payment of annual maintenance fees.

The project is located near the town of Tonopah, Nevada and is intersected by Highway 6. The project has other necessary infrastructure nearby including access to power, additional road access, and water. In addition, there is an available workforce in Tonopah and the surrounding area.

A map of the project is included in Figure 1 below.

Figure 1: Tonopah Flats Lithium Exploration Project

Other Mining Claims

As of June 30, 2023, the Company no longer held any placer mining claims in Railroad Valley in Nye County, Nevada, USA. The Company has conducted various sampling programs on the claims and has determined that no economically recoverable quantities of lithium or other critical battery materials are present. As of the date of this report, the Company no longer holds Placer mining claims in the Panamint mining district of southern California.

Item 3. Legal Proceedings

On August 22, 2022, John Lukrich, former Chief of Staff at the Company, filed a complaint against the Company in California state court. The Company removed the action to federal court on diversity grounds, and the case is now pending in the United States District Court for the Northern District of California, Case No. 3:22-cv-06690. Lukrich asserts claims for: (1) Breach of Contract; (2) Failure to Timely Pay Wages; and (3) Violation of Labor Code Section 925, all related to his previous employment and associated compensation. Lukrich seeks general damages to recover the compensation he alleges is owed to him, declaratory relief related to the terms of his Offer Letter, attorneys’ fees, and costs. On November 7, 2022, the Company filed its answer to the complaint denying the allegations and demanding a jury trial. Discovery is ongoing, and there have been no further material actions in the case since the filing of the Company’s answer. The Company believes the claims are without merit and intends to vigorously contest the allegations in the complaint.

On November 22, 2022, Peter Schultz, individually and as trustee of the Sunshine and Rain Asset Management Irrevocable Trust (collectively, “Plaintiffs”), filed a complaint against the Company and Action Stock Transfer Company, Inc, in the United States District Court for the District of Nevada, Case No. 2:22-cv-01965, alleging claims against the Company for (1) Violation of Duty to Register Certificated shares under NRS 104-8401 et seq.; (2) Breach of Contract; (3) Conversion; (4) Breach of the Implied Covenant of Good Faith and Fair Dealing; and (5) Injunctive Relief. Based on the complaint, this action relates to certain consulting agreements entered into by and between the Company and Plaintiffs. Plaintiffs sought, inter alia, compensatory damages in excess of $75,000 according to proof, punitive damages, a permanent injunction directed the Company to register certain shares, and attorneys’ fees and costs. The parties entered into a settlement agreement, agreeing to dismiss the case, without monetary compensation or attorneys’ fees, and the Company agreed that shares previously issued to Plaintiffs are eligible for removal of the restrictive legend. On July 11, 2023, an Order Granting Stipulation of Dismissal with Prejudice was filed with the court.

On July 27, 2023, the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”) notified the Company that Kimberly Eckert, former Chief Financial Officer, filed a complaint with case number 201018556 against the Company, alleging unlawful retaliation. Ms. Eckert alleges that she was unlawfully terminated by the Company. Specifically, Ms. Eckert alleges that the Company’s board of directors terminated her in retaliation for complaining about other officers of the Company allegedly withholding financial information from her. The Company served its response to the complaint on August 16, 2023, in order to provide OSHA with a written account of the facts and a statement of the Company’s position. The Company believes the claims are without merit and intends to vigorously contest the allegations in the complaint.

Item 4. Mine Safety Disclosures

Our company is engaged in exploration activities that currently do not require a Mine Safety and Health Administration ID. We employ Best Management Practices in regard to our employee and contractor’s safety.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

As of September 21, 2023, our shares of common stock are traded under the symbol “ABAT” on the Nasdaq Capital Market. “The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093.

On September 26, 2023, the closing price of our Common Stock as reported by Nasdaq Capital Market was $9.18 per share.

Holders

As of September 26, 2023, we had approximately 150 shareholders of record, including our directors and officers.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to the Company’s dividend policy will be made at the discretion of our Board of Directors.

Stock Awards, Warrants and Rights

As of June 30, 2023, the Company has 7,465,736 potentially issuable shares of common stock pursuant to the dilutive factors listed below:

●	5,729,360 shares of common stock issuable upon exercise of warrants with a weighted-average exercise price of $14.53 per share; and
●	1,736,376 unvested restricted share awards issued under the Company’s 2021 Retention Plan (“the Retention Plan”

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and “Affiliated Purchasers”

We did not purchase any shares of our common stock or other securities during the year ended June 30, 2023.

ITEM 6. [Reserved.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements except as required by applicable securities laws.

Overview

American Battery Technology Company (the “Company”) is a new entrant in the lithium–ion battery industry that is working to increase the domestic US production of battery materials, such as lithium, nickel, cobalt, and manganese through its exploration of new primary resources of battery metals, development and commercialization of new technologies for the extraction of these battery metals from primary resources, and commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

To implement this business strategy, the Company is currently constructing and commissioning its first integrated lithium–ion battery recycling facility, which will take in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The construction, commissioning, and operation of this facility are of the highest priority to the Company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid $2M grant from the US Advanced Battery Consortium to accelerate the development and demonstration of this pre–commercial scale integrated lithium–ion battery recycling facility, and the Company has been selected for an additional $20M grant award under the Bipartisan Infrastructure Law to validate, test, and deploy three disruptive advanced separation and processing technologies.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a $4.5M grant cooperative agreement from the US Department of Energy’s Advanced Manufacturing Office through the Critical Materials Innovation program to support the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has been awarded an additional $115M grant award under the Bipartisan Infrastructure Law to design, construct, and commission a first-of-kind commercial manufacturing facility to produce battery-grade lithium hydroxide from this resource.

2023 Financial Highlights:

●	During the period, the Company made several installments towards the acquisition of its new recycling facility. As of June 30, 2023, the Company paid $21.0 million of cash along with committing 605,129 common shares for an estimated $5.9 million towards the purchase price. Together the cash and shares combine for a total purchase price of $26.9 million. On August 11, 2023, the Company closed on the acquisition and will present these deposits as property, plant and equipment for the fiscal quarter ending September 30, 2023.
●	As of June 30, 2023, the Company had total cash on hand of $2.3 million.
●	During the first half of the fiscal year, the Company acquired mineral rights in central Nevada for $8.2 million, paid in cash.
●	Cash from financing activities for the fiscal year ended June 30, 2023 decreased by $18.0 million from the prior fiscal year to $23.4 million.
●	Cash used for investing activities for the fiscal year ended June 30, 2023 totaled $36.7 million, an increase of $21.6 million when compared to the prior fiscal year. Investing activities include $21.9 million of cash used for the purchase of its new recycling facility and additional equipment in northern Nevada.
●	Cash used in operations for the fiscal year ended June 30, 2023 increased by $3.2 million from the prior fiscal year to $13.4 million.
●	Expenses recognized for shares issued for services during the fiscal year ended June 30, 2023 decreased by $12.4 million from the prior fiscal year to $9.3 million.
●	The Company recorded $7.7 million in research and development costs for the fiscal year ended June 30, 2023, an increase of $6.7 million when compared to the prior fiscal year. The Company recorded an offset to research and development costs of $0.9 million and $0.1 million for federal grant funds recognized for the fiscal years ended June 30, 2023 and 2022, respectively.
●	The Company recognized other income for the fiscal year ended June 30, 2023 of $0.2 million, consisting of land lease income, unrealized losses on securities held, and a gain on sale of mining claim rights.

Components of Statements of Operations

Operating Expenses

During the fiscal year ended June 30, 2023, the Company incurred $21.6 million of operating expenses compared to $33.7 million of operating expenses during the fiscal year ended June 30, 2022. The decrease is primarily due to the items described below.

General and administrative expenses consist of stock-based compensation, office expenses, legal, recruitment, business development, public relations, and general facility expenses. The Company recognizes stock-based compensation for its employees using over the requisite service period of the employee, these costs help retain key employees while preserving cash on hand. The Company has reduced the number of common shares it directly issues to non-employees for professional services, and thus, has recognized a $12.4 million reduction to the non-cash compensation components on the statement of operations and statement of cash flows for the fiscal year ended June 30, 2023.

Research and development expenditures are charged to operations as incurred. These costs consist primarily of laboratory leases, supplies, salaries, stock-based compensation, and benefits. Research and development costs for the years ended June 30, 2023 and 2022 were $7.7 million and $1.0 million, respectively. The increase in 2023 is attributed to increased headcount and related compensation. These costs are offset by federal grant funds it receives for grant awards that it has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $0.9 million and $0.1 million for the fiscal years ended June 30, 2023 and 2022, respectively.

Exploration costs consist primarily of drilling, assay, claim fees, field office lease and warehouse costs, personnel, stock-based compensation, travel and other costs related to exploration of claims in central Nevada as it pursues critical battery metals in the region.

Other Income (Expense)

During the fiscal years ended June 30, 2023 and 2022, the Company recognized gains of $0.3 million and $0.2 million, respectively, related to the sale of mining claims. The Company records in other income the money receives from a land lease and unrealized loss on investment, though immaterial to the Company’s operations.

Net Loss

During the fiscal year ended June 30, 2023, the Company incurred a net loss of $21.3 million or $0.49 loss per share compared to a net loss of $33.5 million or $0.80 loss per share during the fiscal year ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, the Company had cash of $2.3 million and total assets of $74.7 million compared to cash of $29.0 million and total assets of $52.9 million at June 30, 2022. The decrease in cash is due to the Company having received net proceeds of $23.4 million from financing activities, offset by $8.1 million to acquire claims in Tonopah, Nevada, $21.9 million of deposits towards its building and related equipment and $6.8 million towards other property and equipment related to its core business objectives.

The Company had total current liabilities of $13.4 million at June 30, 2023, compared to $3.1 million at June 30, 2022. The increase in current liabilities is primarily due to the costs necessary to equip its recycling facility and prepare the facility for its intended use. Current liabilities at June 30, 2023 includes a $6.0 million financing instrument to assist with the transportation and commissioning of its recycling facility.

As of June 30, 2023 the Company had a working capital deficiency of $8.6 million compared to a positive working capital of $26.8 million at June 30, 2022. The decrease in working capital attributed to acquisitions of property and equipment, increased operating activities and a decrease to financing activities during the fiscal year ended June 30, 2023. The Company believes its cash holdings and subsequent financing will be sufficient to meet its future working capital needs.

Grant Awards

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the US Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $500,000 of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022.

On January 20, 2021, the US DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (“AMO grant”) was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022.

On October 21, 2022, the US DOE announced that the Company has been selected for award negotiation for a five-year project with a total budget of $115.5 million to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company is expected to begin receiving funds associated with this during the fiscal year ended June 30, 2024.

On November 17, 2022, the US DOE announced that the Company has been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $10.0 million. The Company is expected to begin receiving funds associated with this during the fiscal year ended June 30, 2024.

Cash Flows

For the fiscal years ended June 30:

	2023	2022
Cash Flows used in Operating Activities	$(13,367,982)	$(10,177,994)
Cash Flows used in Investing Activities	$(36,716,761)	$(15,082,714)
Cash Flows provided by Financing Activities	$23,415,724	$41,406,372
Net (Decrease) Increase in Cash During the Period	$(26,669,019)	$16,145,664

Cash from Operating Activities.

During the fiscal year ended June 30, 2023, the Company used $13.4 million of cash for operating activities as compared to $10.2 million used during the fiscal year ended June 30, 2022. The increase included cash costs for engineering, research and development as well as increased exploration expenses. Increased research and development costs were to support the development of the Company’s process for the recycling of lithium-ion batteries and for the extraction of lithium from the Company’s lithium claystone mining claims. The Company has also seen a steady increase in exploration activity expenses as it continues to evaluate its claims in the Tonopah, Nevada region. The Company also continues to see a stable increase in its general administrative function to further support its business objectives.

Cash from Investing Activities

During the fiscal year ended June 30, 2023, the Company used cash for investing activities of $36.7 million, including acquisition costs of $28.6 million of property and equipment for its recycling facilities and $8.1 million for mineral rights acquired in Tonopah, Nevada. This is in comparison to cash used for investing activities of $15.1 million for the fiscal year ended June 30, 2022, consisting primarily of $12.9 million for construction and equipment and $2.2 million for water rights.

As of June 30, 2023, the Company had recorded specific deposits of $26.9 million, consisting of $21.0 million of cash and $5.9 million of common stock to acquire its new recycling facility located in McCarran, NV. On August 11, 2023, the Company closed on the acquisition and will present these deposits as property, plant and equipment for the fiscal quarter ending September 30, 2023.

As of June 30, 2023, the Company had total non-current assets of $69.9 million compared to $23.0 million at June 30, 2022. The Company will continue to see an increase in investing activities as it continues to invest heavily in its recycling and primary resource extraction activities.

Cash from Financing Activities

During the fiscal year ended June 30, 2023, the Company had net cash provided by financing activities of $23.4 million compared to $41.4 million for the fiscal year ended June 30, 2022. The decrease represents a decrease in the need for capital requirements while the Company nears completion of its revenue-generating recycling facility.

During the period, the Company issued 433,333 shares of common stock pursuant to purchase agreements for net proceeds of $3.9 million, of which, $0.4 million was received after June 30, 2023.

In March 2023, the Company entered into a share purchase agreement for the purchase and sale of 952,381 shares of common stock at an issuance price of $10.50 per share. In addition to the issuance of common shares, the Company issued 952,381 Series A warrants that are each exercisable into one common share of the Company at $12.00 per share for a period of five years from the date of issuance and 952,381 Series B warrants that are each exercisable into one common share of the Company at $10.50 per share for a period of eighteen months from the date of issuance. As part of the financing, the Company engaged a placement agent in connection with the offering and agreed to pay the placement agent a cash fee of 7.5% of the gross proceeds of the offering, a 1% expense allowance, and other reimbursable expenses. In addition, the Company issued 57,143 warrants to the placement agent as a commission fee, which are exercisable at $13.13 per share for a period of five years from the date of issuance. The Company received net proceeds under this share purchase agreement of $8.9 million.

In May 2023, the Company entered into multiple share purchase agreements for the purchase and sale of 476,187 common shares at an issuance price of $10.50 per share. In addition to the issuance of common shares, the Company issued 476,187 Series A warrants that are exercisable into one common share of the Company at $12.00 per share for a period of five years from the date of issuance and 476,187 Series B warrants that are exercisable into one common share of the Company at $10.50 per share for a period of eighteen months from the date of issuance. The Company received net proceeds under this share purchase agreement of $5.0 million. The Company’s offering of the Units was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on representations made by the purchasers, including that such purchasers are “accredited investors” (as defined under the Securities Act) and will resell such securities only if registered under the Securities Act or pursuant to an applicable exemption from registration requirements.

On May 17, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mercuria Investments US, Inc. for pre-payment on the purchase of the Company’s recycled battery metal products. The Credit Agreement provides for an aggregate loan amount of up to $20.0 million, comprised of (i) an initial term loan in the aggregate principal amount of $6.0 million and (ii) delayed draw term loan commitments in an aggregate amount equal to $14.0 million. Borrowings under the Credit Agreement carry interest calculated as the secured overnight financing rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment, based on the elected interest period, plus an applicable margin rate of 6%. On August 30, 2023, the Company caused the repayment in full of all indebtedness, liabilities and other obligations under, and terminated, the Credit Agreement.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenses or capital resources that are material to stockholders.

Working Capital

	June 30, 2023	June 30, 2022
Current Assets	$4,753,588	$29,888,992
Current Liabilities	$13,389,864	$3,052,141
Working Capital	$(8,636,276)	$26,836,851

Future Financings

We will continue to rely on sales of our common shares, debt, or other financing to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the securities or arrange for debt or other financing to fund planned operating activities, acquisitions and exploration activities.

Going Concern

At the Company’s current operating levels and capital usage, we believe that without any further acquisition or investments our aggregate cash, cash equivalents, and funds raised during August 2023, would allow us to fund our operations through at least 12 months from issuance of these financial statements. The continuation of the Company as a going concern is dependent upon generating profit from operations and its ability to identify future investment opportunities and obtain any necessary debt or equity financing. In our filing for the period ended March 31, 2023, it was noted that uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern for 12 months. Considering the recycling plant has since progressed and is near operational, the Company has since obtained financing, and additional financing options are available, the Company has concluded that the substantial doubt of its ability to continue as a going concern has been alleviated.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Financial Statements

For the fiscal years ended June 30, 2023, and June 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Battery Technology Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Battery Technology Company (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA

September 27, 2023

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Balance Sheets

	June 30, 2023	June 30, 2022
ASSETS

Current assets

Cash	$2,320,149	$28,989,166
Investments	11,250	21,013
Inventory (Note 3)	125,204	–
Grants receivable (Note 4)	320,457	–
Prepaid expenses and deposits	1,625,980	878,813
Subscription receivable	350,550	–

Total current assets	4,753,590	29,888,992

Other deposits (Note 5)	27,740,587	–
Property and equipment, net (Note 6)	29,946,099	18,876,895
Mining properties (Note 7)	8,223,323	–
Intangible assets (Note 8)	3,851,899	3,851,899
Right-of-use asset (Note 11)	143,154	244,203

Total assets	$74,658,652	$52,861,989

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 9)	$7,389,864	$3,052,141
Notes payable (Note 10)	6,000,000	–

Total current liabilities	13,389,864	3,052,141

Long-term liabilities (Note 11)	54,304	175,789

Total liabilities	13,444,168	3,227,930

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 80,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 45,888,131 and 42,942,576 common shares as of June 30, 2023 and June 30, 2022, respectively	45,887	42,943

Additional paid-in capital	222,626,865	188,151,484
Common stock issuable	(1,484,693)	75,000
Accumulated deficit	(159,973,575)	(138,635,368)

Total stockholders’ equity	61,214,484	49,634,059

Total liabilities and stockholders’ equity	$74,658,652	$52,861,989

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Operations

	Fiscal year ended June 30, 2023	Fiscal year ended June 30, 2022

Operating expenses

General and administrative	$11,960,831	$31,698,072
Research and development	7,703,895	963,390
Exploration	1,910,548	887,919
Impairment of assets (Note 6)	–	186,779

Total operating expenses	21,575,274	33,736,160

Net loss before other income (expense)	(21,575,274)	(33,736,160)

Other income (expense)

Accretion and interest expense	(128,560)	(20)
Unrealized loss on investment	(9,764)	(28,987)
Gain on sale of mining claims	298,391	153,393
Other income	77,000	71,812

Total other income	237,067	196,198

Net loss attributable to common stockholders	$(21,338,207)	$(33,539,962)

Net loss per share, basic and diluted	$(0.49)	$(0.80)

Weighted average shares outstanding	43,754,913	41,738,537

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Stockholders’ Equity

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2022	-	$-	-	$-	42,942,576	$42,943	$188,151,484	$75,000	$(138,635,368)	$49,634,059

Shares issued for services	-	-	-	-	10,009	10	103,579	(59,693)	-	43,895

Shares issued upon vesting of share-based awards	-	-	-	-	399,024	399	(399)	-	-	-

Stock-based compensation expense	-	-	-	-	-	-	9,249,462	-	-	9,249,462

Shares issued pursuant to share purchase agreement	-	-	-	-	433,333	433	3,908,490	-	-	3,908,9234

Shares issued towards plant acquisition	-	-	-	-	733,333	733	7,358,267	(1,500,000)	-	5,859,000

Shares issued pursuant to registration statement	-	-	-	-	952,381	952	8,856,399	-	-	8,857,351

Shares issued from private placement, net of issuance costs	-	-	-	-	476,187	476	4,999,524	-	-	5,000,000

Shares reclaimed from former service provider	-	-	-	-	(58,712)	(59)	59	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	(21,338,207)	(21,338,207)

Balance, June 30, 2023	-	$-	-	$-	45,888,131	$45,888	$222,626,865	$(1,484,693)	$(159,973,575)	$61,214,484

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2021	33,334	$33	13,847	$138,470	38,217,844	$38,218	$124,089,785	$247,750	$(105,073,651)	$19,440,605

Shares issued for services	–	–	–	–	958,581	959	20,582,985	(154,000)	–	20,429,944

Shares issued upon vesting of share-based awards	–	–	–	–	126,129	126	(126)	–	–	–

Stock-based compensation expense	–	–	–	–	–	–	1,233,155	–	–	1,233,155

Shares withheld from employees for tax remittance	–	–	–	–	(28,932)	(29)	(313,305)	–	–	(313,334)

Shares reclaimed from former executive					(66,667)	(67)	67	–	–	-

Net shares reclaimed as part of legal settlements	–	–	–		(280,000)	(280)	560,280	–	–	560,000

Shares issued for exercise of warrants	–	–	–	–	1,015,247	1,015	936,485	(18,750)	–	918,750

Shares issued from private placement, net of issuance costs	–	–	–	–	1,692,641	1,693	36,936,958	–	–	36,938,651

Shares issued pursuant to Series C preferred shares conversion	–	–	(13,847)	(138,470)	1,107,733	1,108	137,362	–	–	–

Redemption of Series A preferred shares	(33,334)	(33)	–	–	–	–	33	–	–	–

Shares issued pursuant to share purchase agreement	–	–	–	–	200,000	200	3,987,805	–	–	3,988,005

Net loss for the period	–	–	–	–	–	–	–	–	(33,539,962)	(33,539,962)

Dividends declared	–	–	–	–	–	–	–	–	(21,755)	(21,755)

Balance, June 30, 2022	–	$–	–	$–	42,942,576	$42,943	$188,151,484	$75,000	$(138,635,368)	$49,634,059

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Cash Flows

	Fiscal year ended June 30, 2023	Fiscal year ended June 30, 2022

Operating Activities

Net loss attributable to stockholders	$(21,338,207)	$(33,539,962)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	96,681	47,262
Amortization of right-of-use asset	101,049	67,367
Unrealized loss on investment	9,764	28,987
Loss on impairment	-	186,779
Stock-based compensation	9,249,462	1,233,155
Shares issued for professional services	43,895	20,429,944
Expense recognized pursuant to legal action	-	560,000
Shares issued to settle mining claims	-	(50,000)

Changes in operating assets and liabilities:

Inventory	(125,204)	-
Other receivables	(320,457)	-
Prepaid expenses and deposits	(897,167)	413,403
Accounts payable and accrued liabilities	(187,796)	650,717
Due to related parties	-	(205,646)

Net Cash Used in Operating Activities	(13,367,980)	(10,177,994)

Investing Activities

Other acquisition deposits	(21,881,587)	-
Acquisition of property and equipment	(6,761,851)	(12,873,975)
Purchase of mining properties	(8,073,323)	-
Purchase of water rights/intangible assets	-	(2,208,739)

Net Cash Used in Investing Activities	(36,716,761)	(15,082,714)

Financing Activities

Dividends paid	-	(125,700)
Purchase of shares from employees	-	(313,334)
Proceeds from exercise of share purchase warrants	-	918,750
Principal paid on notes payable	6,000,000	-
Proceeds from issuance of common shares, net of issuance costs	13,857,351	36,938,651
Proceeds from share purchase agreements	3,558,373	3,988,005

Net Cash Provided by Financing Activities	23,415,724	41,406,372

Change in Cash	(26,669,017)	16,145,664

Cash – Beginning of Period	28,989,166	12,843,502

Cash – End of Period	$2,320,149	$28,989,166

Supplemental disclosures (Note 15)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

1. Organization and Nature of Operations

American Battery Technology Company (“the Company”) is a new entrant in the lithium-ion battery industry that is working to increase the domestic US production of battery materials, such as lithium, nickel, cobalt and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have a limited operating history and have not yet generated or realized any revenues from our activities. Our principal executive offices are located at 100 Washington Ave., Suite 100, Reno, NV 89503.

Liquidity and Capital Resources

During the fiscal year ended June 30, 2023, the Company incurred a net loss of $21.3 million and used cash of $13.4 million for operating activities. At June 30, 2023, the Company has an accumulated deficit of $160.0 million.

The Company believes its cash holdings and subsequent funds raised, as further described in Note 18, will be sufficient to meet its future working capital needs. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

2. Summary of Significant Accounting Policies

a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (inactive) and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABMC AG, LLC (inactive). All inter-company accounts and transactions have been eliminated upon consolidation.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and cash flows for the year ended June 30, 2022.

On September 11, 2023, the Company effected a one-for-fifteen reverse stock split with respect to the issued and outstanding shares of common stock. All share and per-share amounts included in this Form 10-K are presented as if the stock split had been effective from the beginning of the earliest period presented.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

2. Summary of Significant Accounting Policies (continued)

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

c) Long-Lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) topic 360, Property, Plant, and Equipment. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of vehicles, equipment, and land. Vehicles and equipment are depreciated on a straight-line basis over their estimated value lives ranging between three and seven years.

The recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs.

Expenses for major repairs and maintenance which extend the useful lives of property and equipment are capitalized. All other maintenance expenses, including planned major maintenance activities, are expensed as incurred. Gains or losses from property disposals are included in income or loss from operations.

d) Mining Properties

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

2. Summary of Significant Accounting Policies (continued)

d) Mining Properties (continued)

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

e) Intangible Assets

Intangible assets that have indefinite useful lives are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value.

f) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and awards. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2023, the Company had 7,465,736 potentially dilutive shares outstanding, consisting of 5,729,360 warrants and 1,736,376 share awards outstanding.

g) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. At June 30, 2023 and 2022, the Company did not grant any stock options. The Company utilizes the Black Scholes method when calculating stock-based compensation expense relating to stock option awards and warrants.

The Company records the expense attributed to share awards in accordance with US GAAP using the graded-vesting method whereby the Company amortizes the grant date fair value over the respective vesting period, beginning with the grant date.

h) Exploration Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360 – Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. As of June 30, 2023 and 2022, the Company has not capitalized any such mineral property costs.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

2. Summary of Significant Accounting Policies (continued)

i) Research and Development Costs

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

j) Leases

The Company follows the guidance of ASC 842 – Leases, which requires an entity to recognize a right-of-use (ROU”) asset and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

k) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740 – Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forward.

Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Any uncertain tax position liabilities have been applied against the deferred tax balance given that there is a sufficient net operating loss to cover any penalties and fees associated with the uncertain tax position. The Company assesses each of its identified uncertain positions and determines whether any potential penalties and interest liability should be accrued at the balance sheet dates.

Due to the Company’s net loss position from inception to June 30, 2023, no provision for income taxes has been recorded. As a result of the Company’s cumulative losses to date, there exists little assurance as to the realization of the deferred tax asset. Accordingly, a valuation allowance equal to the total deferred tax asset has been recorded at June 30, 2023 and 2022.

l) Accounting Pronouncements

In November 2021, FASB issued ASU No. 2021-10 – Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance. This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. This ASU is applicable to the Company’s fiscal year beginning July 1, 2022. The Company recognizes government assistance as a cost-offset to its research and development costs under IAS 20 – Accounting for Government Grants and Disclosures of Government Assistance.

m) Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The fair value of any assets or liabilities that are short-term in nature and qualify as financial instruments under ASC 820, “Fair Value Measurement”, approximate the carrying amounts represented in the Company’s balance sheet.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

3. Inventories

The Company’s inventory as of June 30, 2023 was comprised of raw materials in the form of end-of-life battery feedstock. Inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The table below presents total inventory at June 30:

	2023	2022
Raw materials	$125,204	$-

4. Grants Receivable

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Accordingly, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are charged to operations. Grants receivable balances were $320,457 as of June 30, 2023 and $21,013 as of June 30, 2022.

5. Other Deposits

On March 1, 2023, the Company and Linico Corporation (“Linico”) entered into, and consummated, an Asset Purchase Agreement (“APA”) whereby the Company acquired specific tangible equipment and personal property for an aggregate purchase price of $6.0 million. Contemporaneously with the signing of the APA, the Company and Linico entered into another agreement, the Membership Interest Purchase Agreement (“MIPA”), whereby the Company would acquire 100% of the membership interests in Aqua Metals Transfer, LLC, principally real property consisting of land and building for an aggregate purchase price of $21.6 million. Once completed, the aggregate total of $27.6 million worth of deposits will be bifurcated into both real and personal property categories, inclusive of both agreements. As of June 30, 2023, the Company has made payments of $21.0 million in cash and issued 733,333 shares of common stock as part of the purchase price under the agreement.

On June 30, 2023, the Company and Seller entered into an amendment to the MIPA. Pursuant to the terms of the amended agreement, the parties agreed to (i) remove the requirement that $1.5 million of the purchase price be held in escrow for the settlement of indemnification claims, (ii) transfer back to the Company 128,205 common shares, previously issued by the Company, in exchange for the elimination of such indemnification escrow, (iii) add a purchase price adjustment to the extent that, as of a specified value test date, the value of the portion of the purchase price comprised of shares does not equal at least $6 million, (iv) provide for an interim water rights agreement through the final purchase price payment date, (iv) advance the closing date to as soon as practicable after the declaration of effectiveness of the resale registration statement on Form S-3 filed by the Company for the resale of shares by Seller or its affiliates, and (v) remove the deadline to close the acquisition by June 30, 2023.

The Company evaluated the purchase price adjustment under ASC 815, Derivatives and Hedging, and determined it to be a make-whole provision, which is an embedded derivative within the host instrument. As the economic characteristics are dissimilar to the host instrument, the value of the guarantee was bifurcated from the host instrument.

As of June 30, 2023, the Company has recorded $27.7 million for deposits its made towards both real and personal property acquired during the first fiscal quarter of 2024. This amount has been presented as investing activities on the consolidated statements of cash flows for the year ended June 30, 2023.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

6. Property and Equipment

The table below presents the property, plant and equipment as of June 30, 2023 and 2022:

	Building	Equipment	Land	Total
Cost:

Balance, June 30, 2022	$10,798,780	$1,414,317	$6,728,838	$18,941,935
Additions	6,709,706	4,456,179	-	11,165,885

Balance, June 30, 2023	$17,508,486	$5,870,496	6,728,838	$30,107,820

Accumulated Depreciation:

Balance, June 30, 2022	$-	$65,040	$-	$65,040
Additions	-	96,681	-	96,681

Balance, June 30, 2023	$-	$161,721	-	$161,721

Carrying Amounts:
Balance, June 30, 2022	$10,798,780	$1,349,277	$6,728,838	$18,876,895
Balance, June 30, 2023	$17,508,486	$5,708,775	6,728,838	$29,946,099

The building and equipment expenditures are primarily associated with assets under construction and are not commissioned for use as of June 30, 2023.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

7. Mining Properties

During the fiscal year ended June 30, 2023, the Company exercised its option to purchase unpatented mining claims in Tonopah, Nevada, USA for total costs of $8.2 million, of which $0.2 million was recorded in Prepaid expenses and deposits at June 30, 2022.

8. Intangible Assets

As of June 30, 2023, the Company has purchased water rights for approximately $3.9 million. The water rights are treated in accordance with ASC 350, Intangible Assets, and have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date. The table below presents total intangible assets at June 30:

	2023	2022
Water rights	$3,851,899	$3,851,899

9. Accounts payable and accrued liabilities

The table below presents total accounts payable and accrued liabilities at June 30:

	2023	2022
Trade payables	$1,831,686	$344,071
Accrued fixed assets	4,404,034	752,736
Accrued expenses	1,032,660	1,855,559
Right-of-use liability, current	121,484	99,775
Total accounts payable and accrued liabilities	$7,389,864	$3,052,141

As of June 30, 2023, the Company had a significant construction supplier that accounted for 28% of the total accounts payable and accrued liabilities balance.

10. Notes Payable

On May 17, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Mercuria Investments US, Inc. for pre-payment on the purchase of the Company’s recycled battery metal products. As such, inventory serves as collateral for outstanding balances. The Credit Agreement provides for an aggregate loan amount of up to $20 million, comprised of (i) an initial term loan in the aggregate principal amount of $6 million and (ii) delayed draw term loan commitments in an aggregate amount equal to $14 million. Borrowings under the Credit Agreement carry interest calculated as the secured overnight financing rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment, based on the elected interest period, plus an applicable margin rate of 6%. The agreement contains provisions that allow the Company to remit principal and interest payments via future delivery of its initial recycling byproduct, black mass.

The entirety of the note and related interest was paid in full pursuant to its new financing agreement entered into subsequent to June 30, 2023, as further described in Note 18.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

11. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“ROU assets”) are presented within the asset section of the Company’s Consolidated Balance Sheets, while lease liabilities are included within the liability section of the Company’s Consolidated Balance Sheets at June 30, 2023.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8% for the period ending June 30, 2023, based primarily on historical lending agreements. ROU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. Total operating lease costs for the fiscal year ended June 30, 2023, were approximately $101,050 and $213,000. The Company does not have any finance leases as of June 30, 2023 and 2022.

As of June 30, 2023, short term lease liabilities of $121,484 are included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. The table below presents total operating lease ROU assets and lease liabilities at June 30:

	2023	2022
Operating lease right-of-use asset	$143,154	$244,203
Operating lease liabilities	$175,788	$274,794

The table below presents the maturities of operating lease liabilities as of June 30, 2023:

June 30, 2024	$131,197
June 30, 2025	55,395
Total lease payments	186,592
Less: discount	(10,804)

Total operating lease liabilities	$175,788

Short-term operating lease liability	$121,484
Long-term operating lease liability	$54,304

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use asset as of June 30, 2023.

Weighted average lease term (years)	1.33
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

12. Stockholders’ Equity

Preferred Stock

Our amended and restated articles of incorporation authorize shares of preferred stock and provide that shares of preferred stock may be issued from time to time in one or more series. Our board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Our board of directors will be able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of our board of directors to issue shares of preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management.

To date, the Company has authorized a total of 1,666,667 shares of preferred stock. Of this amount the Company has designated a total of 233,334 shares to three classes of preferred stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. A description of each class of preferred stock is listed below.

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001. The shares allow the holder to vote the equivalent of 67 common shares for each share of Series A share in any vote of the shareholders of the Company and the Board is authorized to issue such shares as is necessary. On August 25, 2021, the Board approved a resolution to retire all the outstanding Series A Preferred Stock. On January 27, 2022, the Company redeemed all outstanding shares of Series A Preferred Stock. The Company had nil shares of Series A Preferred Stock issued and outstanding at June 30, 2023 and 2022.

Series B Preferred Stock

At June 30, 2023 and 2022, the Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00. The Company had nil shares of Series B Preferred Stock issued and outstanding at June 30, 2023 and 2022.

Series C Preferred Stock

At June 30, 2023 and 2022, the Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00. The Company had nil shares of Series C Preferred Stock issued and outstanding at June 30, 2023 and 2022.

On December 18, 2020, the Company issued 48.29 units of Series C Preferred Stock (16,097 shares of Series C Preferred Stock) at $50,000 per unit for proceeds of approximately $2.4 million. Each unit is comprised of approximately 333 shares of Series C Preferred Stock, each convertible into approximately five shares of common stock, and a warrant to purchase approximately 26,667 common shares of the Company at $3.75 per share until June 30, 2023. On February 2, 2022, the Company issued a Mandatory Conversion Notice to the remaining Series C Preferred stockholders. The notice converts all outstanding shares of Series C Preferred Stock to common stock at a conversion ratio of approximately five shares of common stock for each share of Series C Preferred Stock. Each holder of Series C Preferred Stock was entitled to receive a non-cumulative dividend at an 8% rate per share, per annum. On February 8, 2022, the Company issued $0.1 million in dividend payments to Series C stockholders that held shares from date of issuance to conversion.

Common Stock

At June 30, 2023 and 2022, 80.0 million shares of common stock are authorized, with a par value of $0.001, per share.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

12. Stockholders’ Equity (continued)

Common Stock (continued)

Fiscal year ended June 30, 2023

During the period, the Company issued 399,024 common shares with an issuance date fair value of $4.2 million to executives, directors and employees pursuant to share award service and performance achievements. These common shares were under the Company’s Retention Plan.

During the period, the Company issued 733,333 common shares with a fair value of approximately $7.4 million towards the acquisition of its new recycling facility. These shares have recently been registered to be sold under the Company’s shelf S-3, effective August 8, 2023. Considering the lack of marketability at the time of issuance, the shares were issued with approximately a 15% discount. This was in line with the Company’s fair value analysis, given that the shares were restricted at the time of issuance. Pursuant to the terms of the agreement, the Company agreed to acquire 100% of the ownership interests in Aqua Metals Transfer, LLC, a legal entity to transfer real property and equipment, in exchange for a combination of cash and common shares of our common stock. We also agreed to prepare and file a registration statement with the SEC to register the resale of the common shares issued, which will be held by an affiliate of LiNiCo, Comstock Inc., a Nevada corporation, the seller. Pursuant to the original purchase agreement, LiNiCo had an obligation to indemnify us for certain matters and to fund an escrow account for the purposes in the event such indemnification events arise. The seller was required to contribute $1.5 million of the net proceeds it receives from its sale of shares to fund the indemnification escrow account. On June 30, 2023, the Company modified the agreement to nullify the $1.5 million indemnification requirement and reclaim 128,205 shares that it had previously issued to the Selling Stockholder, which it received after June 30, 2023. The Company has recognized a $1.5 million reduction to the carrying value of its long-term deposits and a respective reduction to stockholders’ equity, at June 30, 2023.

In March 2023, the Company entered into a share purchase agreement for the purchase and sale of 952,381 common shares at an issuance price of $10.50 per share. In addition to the issuance of common shares, the Company issued 952,381 Series A warrants that are exercisable into one common share of the Company at $12.00 per share for a period of five years from the date of issuance and 952,381 Series B warrants that are exercisable into one common share of the Company at $10.50 per share for a period of eighteen months from the date of issuance. As part of the financing, the Company engaged a placement agent in connection with the offering and agreed to pay the placement agent a cash fee of 7.5% of the gross proceeds of the offering, a 1% expense allowance, and other reimbursable expenses. In addition, the Company issued 57,143 warrants to the placement agent as a commission fee, which are exercisable at $13.13 per share for a period of five years from the date of issuance. The Company received net proceeds under this share purchase agreement of $8.9 million.

In May 2023, the Company entered into multiple share purchase agreements for the purchase and sale of 476,187 million common shares at an issuance price of $10.50 per share. In addition to the issuance of common shares, the Company issued 476,187 Series A warrants that are exercisable into one common share of the Company at $12.00 per share for a period of five years from the date of issuance and 476,187 Series B warrants that are exercisable into one common share of the Company at $10.50 per share for a period of eighteen months from the date of issuance. The Company received net proceeds under this share purchase agreement of $5.0 million.

On May 12, 2023, the Company entered into the First Amendment to Second Amended and Restated Membership Interest Purchase Agreement (the “Amendment”), which amended the Purchase Agreement, for the purchase of the Recycling Facility. Under the Amendment, the Selling Stockholder required the Company to deliver an additional 66,667 common shares of the Company to LiNiCo, resulting in the Company issuing a total of 733,333 shares of common stock as part of the purchase price under the Agreements and Amendment, though.

On April 2, 2021, the Company entered into a common share purchase agreement with Tysadco Partners, LLC (“Tysadco Agreement”). Pursuant to the Tysadco Agreement, Tysadco had committed to purchase, subject to certain restrictions and conditions, up to $75.0 million worth of the Company’s common stock over a 24-month period, expiring March 31, 2023. The Company shall then have the right to direct Tysadco to buy shares at a purchase price of 95% of the average of the 5-day median share price, with a minimum request of $25,000. Under this agreement and during the period, the Company issued 400,000 common shares for aggregate proceeds of $3.6 million.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

12. Stockholders’ Equity (continued)

Common Stock (continued)

Fiscal year ended June 30, 2023

On June 26, 2023, the Company filed a prospectus supplement related to the offer and sale from time to time of up to 1,666,667 common shares directly by the Company at market prices, or to Tysadco Partners, LLC, a Delaware limited liability company, pursuant to the terms of written sales agreement(s) (“June Prospectus”). Pursuant to the June Prospectus, the Company may offer and sell up to 1,666,667 common shares of the Company at a purchase price of 95% of the weighted-average of the 5-day median share price, with a minimum request of 33,333 shares. During the period, the Company issued 33,333 common shares. Proceeds of $2.7 million were received after the consolidated balance sheet date of June 30, 2023.

During the period, the Company issued 10,009 shares to professional service providers with a fair value of approximately $104,000, however, $60,000 relates to services performed during the fiscal year ended June 30, 2022.

On May 17, 2023, the Company reclaimed 58,712 common shares from a former professional service provider. The Company recorded an adjustment to stockholders’ equity for the par value of these shares.

Fiscal year ended June 30, 2022

During the period, the Company issued 1,107,733 common shares pursuant to the conversion of 13,847 shares of Series C Preferred Stock at a conversion ratio of 80 shares of common stock for each preferred share of Series C Preferred Stock.

During the period, the Company issued 1,692,641 units for proceeds of $39.1 million pursuant to a private placement issuance at $23.10 per share. Each unit is comprised of one common share of the Company and one share purchase warrant, where each share purchase warrant is exercisable into one common share of the Company at $26.25 per share, exercisable for a period of five years from the issuance date. As part of the financing, the Company paid $2.2 million of share issuance costs and issued 130,334 warrants as a commission fee, which are exercisable at $23.10 per common share for a period of three years from the date of the issuance. The fair value of the commission warrants was $2.7 million and was determined based on the Black-Scholes option pricing model assuming volatility of 166%, risk-free rate of 0.56%, expected life of three years, and no expected forfeitures or dividends.

During the period, the Company issued 200,000 common shares pursuant to the aforementioned Tysadco Agreement, entered into on April 2, 2021, for aggregate proceeds of $4.0 million. The Tysadco Agreement expired March 31, 2023.

During the period, the Company issued 1.0 million common shares pursuant to the exercise of 1.0 million share purchase warrants for proceeds of $0.9 million.

During the period, the Company issued 958,581 common shares for professional services with a fair value of $20.4 million, including 387,008 common shares with a fair value of $8.7 million to former officers and directors of the Company and 200,749 common shares with a fair value of $4.8 million to current officers and directors of the Company. At June 30, 2022, the Company had shares of common stock with a fair value of $0.1 million for professional services due to non-employees and an executive of the Company.

During the period, the Company issued 126,129 shares with an issuance date fair value of $1.3 million to employees under the Retention Plan.

During the period, the Company and a former executive agreed to reclaim 66,667 common shares, for no consideration. The Company recorded an adjustment to stockholders’ equity for the par value of these shares.

During the period, the Company reclaimed 266,667 common shares from a former executive of the Company, for no consideration. These shares were previously issued via an arms-length transaction between former executives of the Company. The Company recorded an adjustment to stockholders’ equity for the par value of these shares. Contemporaneously, the Company issued 53,334 shares with a fair value of $0.6 million pursuant to a legal settlement with the former executive. The Company has recorded an adjustment to stockholders’ equity for the fair market value at the time of issuance.

During the period, the Company reclaimed 66,667 common shares, pursuant to a legal settlement from a prior year. The share certificate was received and remitted to the transfer agent during the fiscal year ended June 30, 2022. The Company recorded an adjustment to stockholders’ equity for the par value of these shares.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

13. Share Purchase Warrants

During the fiscal year ended June 30, 2023, the Company received cashless warrant exercises of 50,000, however the resulting 45,545 common shares were issued after year-end, during the first fiscal quarter ending September 30, 2023.

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2022	2,680,708	$18.15
Granted	3,098,652	$11.25
Exercised	(50,000)	$(1.20)
Expired	-	$-
Balance, June 30, 2023	5,729,360	$14.53

Additional information regarding share purchase warrants as of June 30, 2023, is as follows:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

$1.20 - $3.75	807,744	0.14
$6.60 - $13.20	3,098,641	1.60
$23.10 - $26.25	1,822,975	0.92
	5,729,360	2.66

14. Share Awards

The Company has established the 2021 Retention Plan (“the Retention Plan”) to issue shares in the effort to retain key executives, directors, and employees. The Retention Plan allows for several different types of awards to be granted, including but not limited to, restricted share units and restricted share awards, collectively referred to as “share awards”. Share awards generally have the same expense characteristics under US GAAP and generally all vest over a four-year period at a rate of 25% per annum.

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis.

The Company granted 2,152,232 and 126,129 share awards under the Retention Plan for the fiscal years ended June 30, 2023 and 2022, respectively. The grant date fair value of the share awards granted were $17.8 million and $1.7 million for the fiscal years ended June 30, 2023 and 2022, respectively. Of these amounts, 815,433 and 6,667 share awards with a fair value of $6.6 million and $0.1 million were granted to officers and directors of the Company for the fiscal years ended June 30, 2023 and 2022 respectively. As of June 30, 2023 additional performance targets have been defined, though not achieved, therefore the Company has deferred any expense recognition until such performance achievement and also been approved by the board of directors.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

14. Share Awards (continued)

The table below depict the share award activity for the period ended June 30, 2023:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2022	23,334	$12.30
Granted	2,152,232	$8.25
Vested	(435,857)	$(8.25)
Forfeitures	(3,333)	$(7.50)
Unvested awards at June 30, 2023	1,736,376	$8.25

As awards are granted, stock-based compensation equivalent to the fair market value on the date of grant is expensed over the requisite service period, using the graded vesting attribution method as acceptable under ASC 718, “Stock-Based Compensation.”

The Company recognized stock-based compensation expense of $9.2 million and $1.2 million for the fiscal years ended June 30, 2023 and 2022, respectively. Of these amounts, $3.7 million and $0.1 million of expense was recognized on behalf of awards held by officers and directors of the Company for the fiscal years ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and 2022, there were approximately $8.7 million and $0.2 million of unamortized expenses relating to outstanding share awards to be recognized over a remaining weighted-average period of 3.2 years and 2.0 years, respectively.

The table below presents the stock-based compensation expense per respective line item of the consolidated statements of operations for the fiscal years ended:

	June 30, 2023	June 30, 2022

General and administrative	$4,817,645	$1,233,155
Research and development	3,735,528	-
Exploration	696,289	-
	$9,249,462	$1,233,155

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which a generally four-years. No granting of these awards occurs until performance thresholds are achieved. The Company has granted 1.2 million and nil performance-based awards to officers and employees of the Company for the fiscal years ended June 30, 2023 and 2022, respectively. The Company grants awards at the time of reaching such performance targets.

15. Supplemental Statement of Cash Flow Disclosures

	June 30, 2023 $	June 30, 2022 $

Supplemental disclosures:

Interest paid (income)	128,560	(20)

Non-cash investing and financing activities:

Current liabilities associated with investing activities	4,404,034	752,736
Deposits capitalized to investing activities	150,000	–
Fair value of common shares issued for investing activities	5,859,000	–
Other receivables recognized as financing activities	350,550	–
Fair value of lease liabilities capitalized during period	–	311,570

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

16. Income Taxes

The Company has not recognized any income tax provisions for the fiscal years ended June 30, 2023 and 2022. The U.S. federal corporate statutory rate of 21.0% is the only applicable corporate tax rate used for fiscal years ended June 30, 2023 and 2022. The statutory rate differs from the Company’s computed expected tax recovery rate due to the following adjustments for the fiscal years ended June 30:

	2023	2022

Net loss before taxes	$(21,338,207)	$(33,539,962)
Statutory rate	21%	21%

Computed expected tax recovery	(4,481,024)	(7,043,392)

Section 162(m) adjustments	–	2,264,757
Other permanent tax differences	(5,107)	83,623
Adjustments to net operating loss	113,966	(2,832,937)
Change in unrecognized tax benefits	(8,495,803)	6,164,291
Change in valuation allowance	12,867,968	1,382,301

Income tax provision	$–	$–

As of June 30, 2023, the Company had accumulated $93.3 million of net operating loss (NOL) carryforwards offset taxable income in future years. The Company currently has $7.1 million of unused NOL carryforwards that are set to begin to expire in 2036 to 2038, with the remainder of $86.2 million do not have an expiration date. The Company files U.S. income tax returns with varying statutes of limitations. The tax returns for fiscal years ended September 30, 2016, to June 30, 2023, remain open to examination due to the Company’s NOL carryforward deferred tax asset. The Company is not under examination by any tax authority as of June 30, 2023.

We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. At June 30, 2023 and 2022, respectively, we have provided a valuation allowance of $21.0 and $8.2 million on the deferred tax assets recorded to date. If our assumptions change and we determine that we will be able to realize these NOL carryforward amounts, the Company will adjust its disclosures appropriately.

The significant components of deferred income tax assets and liabilities at June 30, after applying the statutory corporate income tax rate, are as follows for the fiscal years ended June 30:

	2023	2022

Net operating losses	$19,365,174	$8,174,021
Stock-based compensation	982,521	–
Section 174 capitalization	679,037	–
Other temporary differences	15,258	–
Valuation allowance	(21,041,989)	(8,174,021)

Net deferred tax asset	$–	$–

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective for fiscal years beginning after January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and is fully offset with the valuation allowance.

The Company has recorded uncertain tax positions (“UTP”) that result in unrecognized tax benefits recorded on the books of the Company. The unrecognized tax benefits for the Company are as follows as of June 30:

	2023	2022

Unrecognized tax benefits, beginning of period	$8,715,253	$2,550,962
Decrease during the period	(8,715,253)	–
Increase during the period	219,450	6,164,291

Unrecognized tax benefits, end of period	$219,450	$8,715,253

At June 30, 2022, the Company recorded an UTP related to shares issued to service providers during open tax years. The Company has since filed all necessary tax returns and has paid approximately $75,000 in penalties and interest remediating past-due payroll tax requirements, for which the Company had accrued at June 30, 2022. At June 30, 2023, the Company has no remaining UTP recorded in relation to shares issued for services.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

16. Income Taxes (continued)

The Company recognizes that it may be subject to provisions of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to certain executive officers in excess of $1.0 million in any fiscal year. The Company continues to evaluate whether any amended income tax returns are necessary for fiscal years for which it has already filed. The Company intends to immediately remedy any such uncertainty of tax benefit in the coming fiscal year. The Company has not accrued for any penalties or interest in relation to any potential 162(m) UTP adjustment at June 30, 2023 and 2022.

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

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax returns for fiscal years ended September 30, 2016, to June 30, 2023, remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company is not under examination by any tax authority as of June 30, 2023.

17. Commitments and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Except as otherwise identified herein, management is currently not aware of any such legal proceedings or claims that could have, individually or in aggregate, a material adverse effect on our business, financial condition, or operating results.

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases two adjacent Lab spaces in the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the Lab leases expire on November 30, 2024. Consistent with the guidance in ASC 842, The Company has recorded the principal office lease in its consolidated balance sheet as an operating lease. For further information on operating lease commitments, refer to Note 6 – Leases.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance The Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At June 30, 2023, The Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $20,000, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2023 and June 30, 2022

18. Subsequent Events

On August 21, 2023, the Company finalized the purchase of its commercial-scale battery recycling facility located in the Tahoe-Reno Industrial Center (TRIC) at 2500 Peru Drive, McCarran, Nevada. In March 2023, the Company entered into agreements to acquire the existing facility and the installed industrial utility equipment in order to accelerate the first commercial scale implementation of its internally-developed first-of-kind lithium-ion battery recycling technologies.

On August 25, 2023, the Company and Bow River Capital RE III LLC (“Bow River”) terminated the previously-announced contingent sales-leaseback arrangement, pursuant to which the Company would have sold certain real property to Bow River, while leasing the same property from Bow River and retaining an option to repurchase the property.

On August 29, 2023, American Battery Technology Company (the “Company”) and an institutional investor (collectively, the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold to the Buyers up to $51 million of a new series of senior secured convertible notes (the “Notes”). To date, $25 million has been received. Buyers may request partial redemptions of up to an aggregate of $1,800,000 on the 15th of each month or may convert the Notes into shares of common stock of the Company (“Conversion Shares”) at a conversion rate of 110% of the last reported sales price on the date of the agreement to acquire such Notes. The Notes bear zero coupon, mature on September 1, 2025, and are secured by certain real property and cash and investment accounts of the Company.

On August 30, 2023, the Company caused the repayment in full of all indebtedness, liabilities and other obligations under, and terminated, the Credit Agreement, dated as of May 17, 2023 (the “Credit Agreement”), by and among the Company, as Borrower, the Several Lenders from time-to-time parties thereto and Mercuria Investments US, Inc., as Agent. The Company did not incur any material early termination penalties as a result of such termination of the Credit Agreement.

On September 6, 2023, the Company and the Thomas C. Woodward Living Trust entered into a vacant land offer and acceptance agreement for the Company’s acquisition of certain real property and water rights, including but not limited to the real property at 700 San Antone Road, Tonopah, NV and approximately 40.52 acre feet of water rights.

On September 1, 2023, the Company finalized its grant award agreement with the U.S. Department of Energy (DOE) marking the official launch of the multi-year grant aimed at providing a domestic source of battery-grade lithium hydroxide. The Project kick off marks a major milestone in the commercialization of the Company’s Tonopah Flats Lithium Project, which will help provide a domestic supply of critical battery materials needed for the U.S. energy transition.

On September 11, 2023, in preparation for listing on the Nasdaq Capital Market, the Company implemented a one-for-fifteen (1-for-15) reverse split of our common stock. Prior to the reverse stock split the Company had 692,068,218 shares of common stock issued and outstanding, and after the reverse stock split, the Company had approximately 46,137,882 shares of common stock issued and outstanding. Immediately after the reverse stock split, each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged aside from rounding fractional shares into whole shares. The reverse stock split did not change the par value of the common stock or preferred stock.

On September 21, 2023, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “ABAT.” The Company was previously traded on the OTCQX Markets under the symbol “ABML.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2023, our internal control over financial reporting was deemed not to be effective, based on the criteria therein. Material weaknesses presiding over our internal controls as it relates to financial reporting are described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain appropriate segregation of duties related to accounting processes.

This material weakness creates a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2023.

Remediation Plan

During the year ended June 30, 2023, we enhanced our internal control over financial reporting and have remediated the material weaknesses of adequate documentation evidencing operating effectiveness and supervision and review of complex accounting matters. These material weaknesses were presented in our financial statements for the fiscal years ended June 30, 2022 and 2021.

As previously disclosed, the steps below were being implemented, and as a result we have remediated the material weaknesses, aside from segregation of duties.

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

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. While procedures in place as of June 30, 2023 addressed the remaining material weakness regarding segregation of duties, remediation steps are required to be in place for an adequate period of time. We expect to remediate this material weakness during the period ending December 31, 2023. However, there is no guarantee that such material weaknesses will be remediated during the year, and we may discover additional material weaknesses that may require additional time and resources to remediate.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
Ryan Melsert	41	Chief Executive Officer, Chief Technology Officer, Director
Julie Blunden[1,2,3]	57	Director
D. Richard (Rick) Fezell[1,3]	63	Director
Elizabeth Lowery[2,3]	67	Director
Sherif Marakby[1,2]	57	Director
Jesse Deutsch	59	Chief Financial Officer
Andres Meza	43	Chief Operating Officer
Scott Jolcover	72	Chief Resource Officer

1)	Member of Audit Committee
2)	Member of Nomination & Governance Committee
3)	Member of Compensation Committee

Ryan Melsert, CEO, CTO, Director

Mr. Melsert, age 41, is the Chief Executive Officer and Chief Technology Officer at American Battery Technology Company, overseeing all aspects of the Company’s battery metal extraction and lithium-ion battery recycling divisions. Mr. Melsert specializes in the development and scale-up of highly innovative first-of-kind systems. This development process consists of fundamental conceptual design, rigorous thermodynamic and process modeling, design and fabrication of bench-scale prototypes, construction and operation of integrated pilot systems, and implementation of commercial-scale systems. Joining the Company in September 2019, Mr. Melsert has been accelerating the development and implementation of the Company’s proprietary battery metal extraction technologies and battery recycling programs with the planning and construction of a multi-functional facility.

From May 2015 to March 2019 Mr. Melsert worked at Tesla as one of the founding members of the battery manufacturing Gigafactory design team, and subsequently as an R&D Manager for the Battery Materials Processing group. He founded and led this cross-functional team of mechanical and chemical engineers who implemented first-principles design to develop novel first-of-kind systems for the extraction, purification, and synthesis of precursor and active battery materials. This development scope included the fundamental conceptual design, rigorous thermodynamic and process modeling, design and fabrication of bench-scale prototypes, construction and operation of integrated pilot systems, and implementation of commercial scale systems for the processing of battery materials. From April 2013 to May 2015 Mr. Melsert served as R&D Manager, Advanced Energy & Transportation Technologies for Southern Research where he led a project team of 5-10 chemical/mechanical engineers in fundamental design of first-of-kind systems throughout energy systems field. While there, Mr. Melsert wrote and won several DOE grants in addition to winning the company-wide “Invention of the Year” 2015, presented at ARPA-E Innovation Summit. His education includes an MS in Mechanical Engineering and an MBA from Georgia Tech awarded in 2007 and 2011, respectively, and a BS in Mechanical Engineering with Minors in Engineering Mechanics, French, and International Studies from Penn State University awarded in 2004.

Julie Blunden, Director

For 35 years, Julie Blunden, age 57, has rapidly grown emerging energy companies to leaders in their sectors from power generation to retail power, solar, energy storage, and EV fast charging. She now focuses on Board work related to batteries for both mobility and stationary storage as well as their supply chains. She was elected the first independent Director on the Board ZincFive, where she chairs the Compensation Committee. In addition, at Plus Power, she is actively engaged through the Board of Advisors, where she also served as the Chief Operating Officer. At New Energy Nexus Ms. Blunden serves as Board Chair as well as serving on Audit, Executive and Finance Committees where she supports diverse energy entrepreneurs around the world to achieve a 100% clean energy economy for 100% of the population.

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

D. Richard (Rick) Fezell, Director

Spanning a distinguished 35-year career as a former auditor, senior partner, and Vice Chairman at Ernst & Young (EY), Mr. Fezell, age 63, held multiple leadership roles at the industry, regional, and executive committee levels for EY, providing deep knowledge of financial reporting, risk management, and market-leading growth strategies to large public multinationals as well as emerging growth and newly public companies.

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

Elizabeth Lowery, Director

Elizabeth Lowery, age 67, is a Senior Advisor, Sustainable Finance and ESG with ERM, a sustainability consulting firm. She is also a Senior Executive Advisor with GI Partners and Piva. She was formerly the Managing Director of Sustainability and ESG at TPG. Ms Lowery joined TPG after a 20-year career with General Motors Company where she was a member of GM’s Senior Leadership Group as Corporate Vice President, Environment, Energy & Safety Policy and Secretary to the Public Policy Committee of the GM Board of Directors. She also served as General Counsel for GM—North America. Ms. Lowery has held various executive positions, including Senior Knowledge Leader and a Principal of GreenOrder at LRN, where she was focused on working with global enterprises to develop sustainability strategies and initiatives. She was also a partner at Honigman Miller Schwartz and Cohn and a law clerk to Michigan Supreme Court Justice G. Mennen Williams. She has served on several non-profit boards including the World Environment Center, InForum Center for Leadership, Keystone Center and the Alliance for Automobile Manufacturers. Her primary responsibilities within TPG included leading the Sustainability and ESG program development, strategy and deployment across the Firm, engaging with portfolio companies to build sustainable businesses, and assisting deal teams on due diligence matters. Ms. Lowery was a member of the PRI Private Equity Advisory Committee, and she is currently a Board Member of Denali Water Solutions, Keter Environmental Services, Sagard Holdings, and American Battery Technology Company. She is also a member of the Caesars Entertainment CSR External Advisory Board and on the Corporate Eco Forum Advisory Board. She graduated Magna Cum Laude with a Juris Doctorate from Wayne State University and a B.B.A from Eastern Michigan University.

Sherif Marakby, Director

Sherif Marakby, age 57, brings significant operating experience in the automotive OEM industry from a 31-year career in the transformation, electrification, and technology innovation and AV development fields. Mr. Marakby currently serves on the board of directors of Lucid Group, Inc., an electric vehicle manufacturer, as an advisor to MemryX Inc., an automotive and consumer products company, and as a senior advisor at Boyden, an executive search firm. Prior to joining the Company, Mr. Marakby served as Executive Vice President, Corporate R&D of Magna International, one of the largest Tier 1 suppliers to the automotive industry in the world. Previously, he served as Uber’s Vice President of Global Vehicle Programs where he built a team that integrated self-driving technology into vehicles, partnered with Volvo cars for an autonomous vehicle program, and was responsible for business development with OEM partners.

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

Jesse Deutsch, Chief Financial Officer

Jesse Deutsch, age 59, has over 25 years of finance experience in world-class multinational corporations in the U.S. and abroad. He has led several businesses through transformative high-growth phases and has completed more than 75 M&A transactions with strategic partners. He joins the Company with nearly 20 years serving in the role as Chief Financial Officer with global brands such as Kraft Foods and Aramark Inc., and over the course of his tenure has served in executive financial leadership roles at companies such as Visa, and Philip Morris. Mr. Deutsch has in-depth experience in establishing transformative finance processes and has led large systems implementations. He has an MBA from New York University and a Bachelor of Science in economics from The Wharton School of the University of Pennsylvania.

Andres Meza, Chief Operating Officer

Mr. Meza, age 43, has an undergraduate degree in chemical engineering and started his professional career at Georgia Pacific working as a process engineer at a paper mill. After working to gain direct hands-on chemical manufacturing expertise throughout the processing plant, he was promoted to a shift team leader. To further enhance his management and leadership skills, he attended the Harvard Business School. After receiving his MBA, he worked for Apple as a global supply manager focusing on commissioning and scaling up of manufacturing facilities across Asia and the implementation of cost efficiencies throughout their supply chain. After four years optimizing high-volume manufacturing at Apple, Mr. Meza worked for the management consultancy firm McKinsey and Company as an engagement manager. In this role, he analyzed the manufacturing operations of global corporations and developed strategic assessments for executives to implement operational efficiencies in their facilities and business units. Mr. Meza subsequently joined the private equity firm Transom Capital as the Vice President of Operations working with a suite of portfolio companies in which the firm had invested. At Transom Capital, Mr. Meza used his extensive expertise in operational leadership and manufacturing to establish the required procedures and frameworks to help grow these early-stage companies into mature and stable corporations.

Scott Jolcover, Chief Resource Officer

Mr. Jolcover, age 72, has development expertise spanning five decades including expertise in construction, mining and land development, water resource, claims management, economic and environmental solutions. Prior to joining the Company, he served as the Director of Development and General Site Manager for Comstock Mining Inc., where he managed all commercial transactions, including land, water and other major capital expenses and acquisitions and served two years on their Board of Directors. Other roles include President and CEO for Virginia City Ventures, which established the Comstock Gold Mill and partnered with the Tri-County Railway Commission. Mr. Jolcover has board and leadership roles with Nevada Works; Northern Nevada Development Authority (NNDA), Design and Construction Committee; and a 20-year relationship with Virginia City Tourism Commission (VCTC), including Chair and Vice-Chair roles.

There have been no transactions since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and in which the Company’s directors or officers (or any member of their immediate family) had or will have any interest, that are required to be reported under Item 404(a) of Regulation S-K.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Elizabeth Lowery, Sherif Marakby, and Julie Blunden, with Ms. Lowery serving as the chairman. The functions of the nominating and corporate governance committee will include:

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

Compensation Committee

Our compensation committee consists of Julie Blunden, Rick Fezell, and Elizabeth Lowery, with Ms. Blunden serving as the chairman. The functions of the compensation committee include:

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

Code of Ethics

We have adopted a Code of Ethics entitled Code of Conduct. A copy of the Code of Ethics will be provided without charge upon request at 100 Washington Street, Suite 100, Reno, NV 89503. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board and hold office until removed by the Board, absent an employment agreement.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for the fiscal year ended June 30, 2023, were complied with by each person who at any time during the fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Andres Meza filed: (i) a late Form 4 report on October 26, 2022, related to the vesting of restricted stock units and award of common stock on October 18, 2022, and (ii) a late Form 4 report on November 2, 2022, related to the vesting of restricted stock units on October 26, 2022 and Ryan Melsert filed (iii) a late Form 4 report on November 2, 2022, related to an award of common stock on October 18, 2022.

Item 11. Executive Compensation

Summary Compensation Table – Independent Members of the Board of Directors

Name and Principal Position	Fiscal Years Ended 6/30/2023 and 6/30/2022	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Elizabeth Lowery
Director	2023	35,000	—	132,942	—	—	—	—	167,942
Julie Blunden
Director	2023	—	—	170,188	—	—	—	—	170,188
D. Richard (Rick) Fezell
Director	2023	—	—	175,509	—	—	—	—	175,509
Sherif Marakby
Director	2023	25,000	—	132,942	—	—	—	—	157,942

Note:

Elizabeth Lowery, Julie Blunden, Rick Fezell, and Sherif Marakby were appointed to the Board effective March 1, 2022. Director compensation includes $25,000 annually, paid in pro rata portions on a quarterly basis, in addition to an annual equity award of Restricted Stock Units (RSUs) equal to $150,000 divided by the volume weighted average price (VWAP) of the Company’s common stock during the twenty (20) trading days prior to the applicable grant day. The Directors may also be eligible to receive additional compensation if they chair certain Board committees.

Summary Compensation Table – Executive Officers

Name and Principal Position	Fiscal Years Ended June 30	Salary ($)	Bonus ($)	Stock Award Grant Date Fair Value ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ryan Melsert	2022	360,000	—	1,555,000	—	—	—	—	1,915,000
Chief Executive Officer, Chief Technology Officer (1)	2023	358,750	—	3,020,105	—	—	—	—	3,378,855
Andres Meza	2022	225,000	—	—	—	—	—	—	225,000
Chief Operating Officer (2)	2023	247,917	—	1,842,427	—	—	—	—	2,090,344
Jesse Deutsch	2022	—	—	—	—	—	—	—	—
Chief Financial Officer (3)	2023	27,778	—	373,300	—	—	—	—	401,078
Scott Jolcover	2022	225,000	—	3,290,000	—	—	—	11,000	3,526,000
Chief Resource Officer (4)	2023	231,875	—	1,131,035	—	—	—	—	1,362,910

Note:

(1)	Ryan Melsert was appointed as the Chief Executive Officer of the Company on August 27, 2021. The compensation disclosed above reflects amounts earned in his roles both as a board member and officer of the Company. Pursuant to his employment agreement as Chief Executive Officer, Chief Technology Officer, and Director, Ryan Melsert is entitled to receive an annual salary of $425,000, which at Mr. Melsert’s election could be reduced to $325,000 per year through December 31, 2022, in exchange for 4,000 restricted stock units (“RSUs”) that shall fully vest on January 1, 2023. Mr. Melsert is also eligible to receive performance-based bonuses tied to specific strategic milestones at 75% of his annual salary, $1,000,000 in RSUs and $3,000,000 in warrants with a five-year expiration and exercise price as calculated by Black-Scholes at the time of the grant. The performance-based bonuses will be pro-rated according to the specific weight of each milestone. Additionally, Mr. Melsert may receive additional cash or equity compensation based on annual performance reviews or under the Company’s equity incentive plan.

(2)	Pursuant to his employment agreement as Chief Operating Officer, Andres Meza is entitled to receive an annual salary of $275,000. In addition, subject to approval by the Board and upon achieving certain performance milestones, Mr. Meza is eligible to receive bonus compensation of (i) bonus cash set at 75% of his base salary; (ii) $500,000 in RSUs divided by the 20-day trailing volume-weighted average price prior to the effective date; and (iii) $1,000,000 worth of warrants with a five-year expiration of a quantity and exercise price as calculated by Black-Scholes. Both the RSUs and warrants will vest over a four-year vesting schedule. Additionally, Mr. Meza may receive additional cash or equity compensation based on annual performance reviews or under the Company’s equity incentive plan.

(3)	On May 19, 2023, Jesse Deutsch was appointed as Chief Financial Officer of the Company. Pursuant to his employment agreement as Chief Financial Officer, Jesse Deutsch is entitled to receive an annual salary of $250,000. In addition, Mr. Deutsch is eligible to receive a one-time signing bonus of 33,334 RSUs, which will vest on the last day of the fiscal quarter following the first-year anniversary of his employment. Mr. Deutsch is eligible to receive bonus equity compensation, subject to achieving certain performance milestones, of (i) bonus cash set at 75% of his base salary and (ii) 33,334 RSUs with a four-year vesting schedule. Additionally, Mr. Deutsch may receive additional cash or equity compensation based on annual performance reviews or under the Company’s equity incentive plan.

(4)	Pursuant to his employment agreement as Chief Resource Officer, Scott Jolcover is entitled to receive an annual salary of $240,000. In addition, subject to approval by the Board, and upon achieving certain performance milestones, Mr. Jolcover is eligible to receive bonus equity compensation of (i) bonus cash set at 75% of his base salary; (ii) $300,000 in RSUs divided by the 20-day trailing volume-weighted average price prior to the effective date; and (iii) $500,000 worth of warrants with a three-year expiration of a quantity and exercise price as calculated by Black-Scholes. Mr. Jolcover’s bonus equity compensation awards will vest 1/12th quarterly beginning on the last quarter following the issuance of the award until fully vested. Additionally, Mr. Jolcover may receive additional cash or equity compensation based on annual performance reviews or under the Company’s equity incentive plan.

Outstanding Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Awards ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Ryan Melsert	—	—	—	—	—	—		—	270,833	1,652,081
Chief Executive Officer, Chief Technology Officer (1)	—	—	—	—	—	—		—	38,597	235,442
	32,693	98,079	—	$6.60	797,709	—	June 19, 2028	—	—	—

Andres Meza	—	—	—	—	—	—		—	18,750	114,375
Chief Operating Officer (2)	—	—	—	—	—	—		—	135,417	826,044
	—	—	—	—	—	—		—	27,788	169,507
	—	40,859	—	$6.60	249,240	—	June 19, 2028	—	—	—

Jesse Deutsch[2]
Chief Financial Officer (3)	—	—	—	—	—	—		—	33,334	203,337

Scott Jolcover	—	—	—	—	—	—		—	108,333	660,831
Chief Resource Officer	—	—	—	—	—	—		—	10,421	63,568
	—	12,717	—	$6.60	77,574	—	June 19, 2028	—	—	—

Note:

(1)	As Chief Executive Officer, Chief Technology Officer, and Director, Ryan Melsert received multiple awards under the 2021 Retention Plan (“Retention Plan”) for his continued service. As of June 30, 2023, Mr. Melsert has 270,833 retention RSUs that vest quarterly, over a four-year period, 38,597 RSUs that vest quarterly over a four-year period and 130,772 share purchase warrants with an exercise price of $10.50 and an expiration date of June 19, 2028.

(2)	As Chief Operating Officer, Andres Meza received multiple awards under the Retention Plan for his initial employment and continued service. As of June 30, 2023, Mr. Meza has 18,750 employment RSUs that vest over a four-year period, 25% upon initial one-year anniversary, 135,417 RSUs outstanding that vest over a four-year period, with quarterly issuances beginning on the grant date, 27,788 RSUs earned pursuant to Mr. Meza’s existing employment agreement that vest over a remaining four-year period, 25% vesting January 2024 and each fiscal quarter thereafter and 40,859 share purchase warrants with an exercise price of $6.60 and an expiration date of June 19, 2028.

(3)	As Chief Financial Officer, Jesse Deutsch received 33,334 RSUs that vest over a one-year period, issuable May 2024.

(4)	As Chief Resource Officer, Scott Jolcover received multiple awards under the Retention Plan for his continued service. As of June 30, 2023, Mr. Jolcover has 108,333 RSUs that vest over a four-year period, 12,717 RSUs outstanding that vest over a remaining four-year period, 25% vesting January 2024, then each subsequent fiscal quarter thereafter and 130,772 share purchase warrants with an exercise price of $6.60 and an expiration date of June 19, 2028.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 26, 2023, regarding the beneficial ownership of our common stock, is based on 46,254,354 shares of Common Stock issued and outstanding by (i) each person or entity who, to our knowledge, owns more than 5.00% of our common stock or preferred stock and (ii) each executive officer and director. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is deemed to be the address of our principal executive offices at 100 Washington Street, Suite 100, Reno, NV 89503.

Shares of common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days of September 26, 2023, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Ryan Melsert	1,387,926	2.974%
Scott Jolcover	252,523	0.546%
Andres Meza	130,252	0.281%
Jesse Deutsch	28,572	0.062%
Julie Blunden	16,956	0.037%
D. Richard (Rick) Fezell	17,232	0.037%
Elizabeth Lowery	15,027	0.032%
Sherif Marakby	15,027	0.032%
All directors and officers as a group (8 persons)	1,863,515	3.982%

There are no arrangements known to the Company which may, at a subsequent date, result in a change-in-control.

Securities Authorized for Issuance under Equity Compensation Plans

The Company, under its 2021 Retention Plan (“the Retention Plan”), is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis.

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

The Board has adopted a policy that covers any related party transaction that meets the minimum threshold for disclosure in the Company’s proxy statement under the relevant SEC rules. The Audit Committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. Any related party transactions entered into before this policy was adopted were approved by the Board or the Audit Committee.

Item 14. Principal Accounting Fees and Services

The aggregate fees for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Fiscal year ended June 30, 2023	Fiscal year ended June 30, 2022
Audit fees	$130,000	$155,000
Audit-related fees	105,443	71,585
Tax fees	21,700	34,327
All other fees	52,725	6,953
Total	$309,868	$267,865

The Audit Committee reviews audit and non-audit services performed by Marcum as well as the fees charged by Marcum for such services. The Audit Committee has delegated to its Chair the authority to pre-approve such services. When pre-approving and reviewing non-audit service fees, consideration is given to the possible effect of the performance of such services on the auditors’ independence. All services provided by Marcum for the fiscal years ended June 30, 2022 and June 30, 2023 were permissible under applicable laws, rules and regulations and were pre-approved by the Audit Committee in accordance with its procedures. The Audit Committee considered the amount of non-audit services provided by Marcum in assessing its independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		September 12, 2022	10-K	3.1
3.2	Amended and Restated Bylaws		September 14, 2022	8-K	3.1
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		October 8, 2019	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		February 19, 2020	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		November 5, 2020	8-K	3.1
3.6	Certificate of Change Pursuant to NRS 78.209 of American Battery Technology Company, filed with the Nevada Secretary of State on August 31, 2023		September 11, 2023	8-K	3.1
4.1	Form of Series A Warrant		April 4, 2023	8-K	4.1
4.2	Form of Series B Warrant]		April 4, 2023	8-K	4.2
4.3	Form of Placement Agent Warrant		April 4, 2023	8-K	4.3
10.1	Employment Agreement of Andres Meza		January 11, 2023	8-K	10.2
10.2	Employment Agreement of Scott Jolcover		January 11, 2023	8-K	10.1
10.3	Employment Agreement of Jesse Deutsch	x
10.4	Employment Agreement of Ryan Melsert		August 5, 2022	8-K	10.1
10.5	Exploration License with Option to Purchase, dated September 1, 2021, between American Battery Technology Company and 1317038 Nevada Ltd.		July 15, 2022	8-K	10.1
10.6	Escrow Services Agreement		July 15, 2022	8-K	10.2
10.7	Asset Purchase Agreement, dated March 1, 2023, between American Battery Technology Company and LiNiCo Corporation	x
10.8	Second Amended and Restated Membership Interest Purchase Agreement, dated April 21, 2023, between American Battery Technology Company and LiNiCo Corporation	x
10.9	Purchase and Sale Agreement, dated May 12, 2023, between American Battery Technology Company and Bow River Capital RE III LLC	x
10.10	Credit Agreement, dated May 17, 2023, between American Battery Technology Company and Mercuria Investments US, Inc.	x
10.11	Marketing Agreement, dated May 17, 2023, between American Battery Technology Company and Mercuria Energy America, LLC	x
10.12	Form of Securities Purchase Agreement		April 4, 2023	8-K	10.1
10.13	DOE Grant Award DE-EE0006250, dated August 16, 2021	x
10.14	DOE Grant Award DE-EE0009430, dated October 1, 2021	x
21.1	Subsidiaries of American Battery Technology Company	x
23.1	Consent of Marcum LLP, filed herewith.	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: September 27, 2023	By:	/s/ Ryan Melsert
	Name:	Ryan Melsert
	Title:	Chief Executive Officer, Chief Technology Officer, & Director
(Principal Executive Officer)

/s/ Jesse Deutsch
	Name:	Jesse Deutsch
	Title:	Chief Financial Officer
(Principal Accounting Officer)

/s/ Elizabeth Lowery
	Name:	Elizabeth Lowery
	Title:	Independent Director

/s/ Julie Blunden
	Name:	Julie Blunden
	Title:	Independent Director

/s/ D. Richard Fezell
	Name:	D. Richard Fezell
	Title:	Independent Director

/s/ Sherif Marakby
	Name:	Sherif Marakby
	Title:	Independent Director

