Form 10-Q
period 2023-09-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2023-11-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(775) 473-4744
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	ABAT	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter quarter that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter quarter that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition quarter for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of November 8, 2023, 47,270,335 shares of common stock, $0.001 par value per share were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements included in this Report, other than statements of historical facts, that address activities, conditions, events, or developments with respect to our financial condition, results of operations, business prospects or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The forward-looking statements are contained principally in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Report. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “seeks”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would” and similar expressions intended to identify forward-looking statements.

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

This Report includes our unaudited consolidated financial statements as of and for the three months ended September 30, 2023 and 2022. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our unaudited consolidated financial statements and the notes included in this Report.

2

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements (unaudited) have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended September 30, 2023, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2024.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets

	September 30, 2023 (unaudited)	June 30, 2023 (audited)
ASSETS

Current assets

Cash	$5,379,113	$2,320,149
Investments	78,427	11,250
Inventory (Note 3)	371,775	125,204
Grants receivable (Note 4)	517,740	320,457
Prepaid expenses and deposits	837,840	1,625,980
Subscription receivable	980,500	350,550
Other current assets	242,850	–

Total current assets	8,408,245	4,753,590

Other deposits (Note 5)	1,575,254	27,740,587
Property and equipment, net (Note 6)	61,017,350	29,946,099
Mining properties (Note 7)	8,223,323	8,223,323
Intangible assets (Note 8)	4,603,199	3,851,899
Right-of-use asset (Note 11)	117,891	143,154

Total assets	$83,945,262	$74,658,652

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 9)	$5,796,004	$7,389,864
Notes payable, current (Note 10)	17,248,456	6,000,000

Total current liabilities	23,044,460	13,389,864

Notes payable, non-current (Note 10)	1,705,271	54,304

Total liabilities	24,749,731	13,444,168

Commitments and contingencies (Note 16)	–	–

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares as of September 30, 2023 and June 30, 2023.	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of September 30, 2023 and June 30, 2023.	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of September 30, 2023 and June 30, 2023.	–	–

Common Stock Authorized: 80,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 46,304,354 and 45,888,131 common shares as of September 30, 2023 and June 30, 2023, respectively	46,306	45,887

Additional paid-in capital	226,317,285	222,626,865
Common stock issuable	37,500	(1,484,693
Accumulated deficit	(167,205,560)	(159,973,575)

Total stockholders’ equity	59,195,531	61,214,484

Total liabilities and stockholders’ equity	$83,945,262	$74,658,652

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022

Operating expenses

General and administrative	$2,948,846	$2,008,167
Research and development	2,155,314	219,816
Exploration	1,279,782	349,153

Total operating expenses	6,383,942	2,577,136

Net loss before other income (expense)	(6,383,942)	(2,577,136)

Other income (expense)

Accretion and interest expense	(134,989)	–
Amortization of financing costs	(706,731)	–
Unrealized gain (loss) on investment	(6,323)	5,420
Gain on sale of mining claims	–	98,919
Other income	–	38,343

Total other income (expense)	(848,043)	142,682

Net loss attributable to common stockholders	$(7,231,985)	$(2,434,454)

Net loss per share, basic and diluted	$(0.16)	$(0.06)

Weighted average shares outstanding	46,129,507	42,942,576

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

Three months ended September 30, 2023:

	Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2023	45,888,131	$45,887	$222,626,865	$(1,484,693)	$(159,973,575)	$61,214,484

Shares issued for professional services	1,326	1	15,174	(15,307)	–	(132)

Vesting of share-based awards	132,142	135	(135)	–	–	–

Stock-based compensation expense	–	–	1,921,442	–	–	1,921,442

Shares issued pursuant to rounding of share reverse split	59,164	59	(59)	–	–	–

Shares reclaimed pursuant to asset acquisition	(128,206)	(128)	(1,255,650)	1,500,000		244,222

Shares issued pursuant to share purchase agreement, net of issuance costs	306,252	306	3,009,694	–	–	3,010,000

Shares issued pursuant to warrant exercises	45,545	46	(46)	37,500	–	37,500

Net loss for the period	–	–	–	–	(7,231,985)	(7,231,985)

Balance, September 30, 2023	46,304,354	$46,306	$226,317,285	$37,500	$(167,205,560)	$59,195,531

Three months ended September 30, 2022:

	Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2022	42,942,576	$42,943	$188,151,484	$75,000	$(138,635,368)	$49,634,059

Vesting of share-based awards	–	–	–	23,605	–	23,605

Stock-based compensation expense	–	–	96,061	–	–	96,061

Net loss for the period	–	–	–	–	(2,434,454)	(2,434,454)

Balance, September 30, 2022	42,942,576	42,943	188,247,545	$98,605	$(141,069,822)	$47,319,271

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022

Operating Activities

Net loss attributable to stockholders	$(7,231,985)	$(2,434,454)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	36,502	13,014
Accretion expense	256,459	–
Amortization of right-of-use asset	25,263	25,263
Unrealized (gain) loss on investment	6,323	(5,420)
Stock-based compensation	1,921,442	96,061
Shares issued for professional services	(132)	23,605

Changes in operating assets and liabilities:

Inventory	(246,571)	–
Other receivables	(270,783)	(74,190)
Prepaid expenses and deposits	788,140	104,805
Other current assets	(242,850)	–
Accounts payable and accrued liabilities	228,071	(1,757,604)
Net change in operating lease liability	(28,863)	(28,864)

Net Cash Used in Operating Activities	(4,758,984)	(4,037,784)

Investing Activities

Other acquisition deposits	(693,667)	–
Acquisition of property and equipment	(6,477,131)	(77,530)
Purchase of mining properties	–	(4,000,000)
Purchase of water rights/intangible assets	(101,300)	–

Net Cash Used in Investing Activities	(7,272,098)	(4,077,530)

Financing Activities

Proceeds from exercise of share purchase warrants	37,500	–
Principal paid on notes payable	(7,800,000)	–
Proceeds from notes payable, net of issuance costs	20,472,496	–
Proceeds from share purchase agreements, net of issuance costs	2,380,050	–

Net Cash Provided by Financing Activities	15,090,046	–

Increase (decrease) in Cash	3,058,964	(8,115,314)

Cash – Beginning of Period	2,320,149	28,989,166

Cash – End of Period	$5,379,113	$20,873,852

Supplemental disclosures (Note 15)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

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

Liquidity and Capital Resources

During the three months ended September 30, 2023, the Company incurred a net loss of $7.2 million and used cash of $4.8 million for operating activities. At September 30, 2023, the Company has a cash balance of $5.4 million and an accumulated deficit of $167.2 million.

2. Summary of Significant Accounting Policies

a) Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (dissolved), LithiumOre Corporation (formerly Lithortech Resources Inc), ABMC AG, LLC (dissolved) and Aqua Metals Transfer LLC. All inter-company accounts and transactions have been eliminated upon consolidation.

On September 11, 2023, the Company effected a one-for-fifteen reverse-stock-split with respect to the issued and outstanding shares of common stock and preferred stock. All share and per-share amounts included in this Form 10-Q are presented as if the stock split had been effective from the beginning of the earliest period presented.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

2. Summary of Significant Accounting Policies (continued)

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

2. Summary of Significant Accounting Policies (continued)

 f) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and awards. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2023, the Company had 9,807,028 potentially dilutive shares outstanding, consisting of 2,528,873 from convertible notes, 5,696,026 from warrants and 1,582,129 from share awards outstanding.

g) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Stock Compensation,” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company utilizes the Black Scholes method when calculating stock-based compensation expense relating to stock option awards and warrants.

The Company records the stock-based compensation expense attributed to share awards in accordance with US GAAP using the graded-vesting method. The Company amortizes the grant date fair value over the respective vesting period, beginning with recognition on the date of grant.

h) Exploration Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360 – Property, Plant, and Equipment at each period end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. As of September 30, 2023 and 2022, the Company has not capitalized any such mineral property costs.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

2. Summary of Significant Accounting Policies (continued)

j) Leases

The Company follows the guidance of ASC 842 – Leases, which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

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

Due to the Company’s cumulative loss position since inception, there exists little assurance as to the realization of its deferred tax assets. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded at September 30, 2023 and June 30, 2023.

l) Accounting Pronouncements

No new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited condensed consolidated statements.

m) Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The fair value of any assets or liabilities that are short-term in nature and qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s balance sheet.

n) Convertible Notes

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes as a long-term liability equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying unaudited consolidated balance sheets. The debt issuance and offering costs are amortized over the term of the convertible notes, using the effective interest method, as interest expense in the accompanying unaudited consolidated statements of operations.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

3. Inventories

The Company’s inventory as of September 30, 2023 and June 30, 2023 was comprised of raw materials in the form of end-of-life battery feedstock. Inventories are valued at the lower of average cost or net realizable value. Carrying value of inventory includes those costs to acquire battery feedstock and any related carrying costs incurred by the Company.

	September 30, 2023	June 30, 2023
Raw materials	$371,775	$125,204

4. Grant Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Accordingly, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are charged to operations. Grants receivable were $517,740 and $320,457 as of September 30, 2023 and June 30, 2023, respectively.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the US Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $500,000 of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the prior fiscal year.

On January 20, 2021, the US Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (“AMO grant”) was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during Fiscal 2022.

On October 21, 2022, the US DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company is expected to begin work and request awarded funds associated with the project during the current fiscal year.

On November 17, 2022, the US DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company is expected to begin work and request awarded funds associated with this project during the current fiscal year.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

5. Other Deposits

On March 1, 2023, the Company and Linico Corporation (“Linico”) entered into, and consummated, an Asset Purchase Agreement (“APA”) whereby the Company acquired specific tangible equipment and personal property for an aggregate purchase price of $6.0 million. Contemporaneously with the signing of the APA, the Company and Linico entered into another agreement, the Membership Interest Purchase Agreement (“MIPA”), whereby the Company would acquire 100% of the membership interests in Aqua Metals Transfer, LLC, principally real property consisting of land and a building in the Tahoe-Reno Industrial Center (TRIC) at 2500 Peru Drive, McCarran, Nevada, for an aggregate purchase price of $21.6 million. The purchase was finalized on August 21, 2023 at which time the aggregate total of $27.6 million worth of deposits was bifurcated into both real and personal property assets, inclusive of both agreements (See Note 6).

On June 30, 2023, the Company and Linico entered into an amendment to the MIPA. Pursuant to the terms of the amended agreement, the parties agreed to (i) remove the requirement that $1.5 million of the purchase price be held in escrow for the settlement of indemnification claims, (ii) transfer back to the Company 128,206 common shares, previously issued by the Company, in exchange for the elimination of such indemnification escrow, (iii) add a purchase price adjustment to the extent that, as of four months after the registration statement is declared effective by the SEC, the value of the portion of the purchase price comprised of shares does not equal at least $6.0 million, (iv) provide for an interim water rights agreement through the final purchase price payment date, (iv) advance the closing date to as soon as practicable after the declaration of effectiveness of the resale registration statement on Form S-3 filed by the Company for the resale of shares by Seller or its affiliates, and (v) remove the deadline to close the acquisition by June 30, 2023.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

6. Property and Equipment

The table below presents the property and equipment as of September 30, 2023 and June 30, 2023:

	Land	Building	Equipment	Total
Cost:

Balance, June 30, 2023	$6,728,838	$17,508,486	$5,870,496	$30,107,820
Additions	2,735,219	18,379,368	9,993,165	31,107,752

Balance, September 30, 2023	$9,464,057	$35,887,854	$15,863,661	$61,215,572

Accumulated Depreciation:

Balance, June 30, 2023	$-	$-	$161,721	$161,721
Additions	-	-	36,501	36,501

Balance, September 30, 2023	$-	$-	$198,222	$198,222

Carrying Amounts:
Balance, June 30, 2023	$6,728,838	$17,508,486	$5,708,775	$29,946,099
Balance, September 30, 2023	$9,464,057	$35,887,854	$15,665,439	$61,017,350

On August 21, 2023, the Company finalized the purchase of its commercial-scale battery recycling facility located in the TRIC. It has installed industrial utility equipment on site to accelerate the first commercial scale implementation of its internally developed first-of-kind lithium-ion battery recycling technologies.

7. Mining Properties

During the three months ended September 30, 2022, the Company exercised its option to purchase unpatented mining claims in Tonopah, Nevada, USA for total costs of $8.2 million. Drill programs have subsequently been conducted by the Company in order to verify the grade and continuity of the mining claims, with the goal of upgrading the inferred mineral resource. The Company expenses all mineral exploration costs as it is still in the exploration stage. If the Company identifies proven and probable reserves and develops an economic plan for operating a mine, it will enter the development stage and capitalize future costs until production is established.

8. Intangible Assets

On September 12, 2023, the Company acquired approximately 40.52-acre feet of water rights from the Thomas C. Woodward Living Trust, valued at $101,300. The water rights are treated in accordance with ASC 350, “Intangible Assets,” and have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

The Company’s acquisition of the commercial-scale battery recycling facility at the TRIC included water rights valued at $0.7 million and are described as an eighteen and forty-five one-hundredths (18.45) acre-foot/annually portion of the Truckee-Carson Irrigation District, Serial Number 1081-A-1. These are appurtenant to a certain real property located in Lyon County, Nevada, described as Lyon County Assessor Parcel Number 021-37-104. Linico retains a security interest in the water rights until the purchase was closed.

The table below presents total intangible assets at:

	September 30, 2023	June 30, 2023
Water rights	$4,603,199	$3,851,899

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

9. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	September 30, 2023	June 30, 2023
Trade payables	$2,553,567	$1,831,686
Accrued fixed assets	2,496,186	4,404,034
Accrued expenses	621,264	1,032,660
Right-of-use liability, current	124,987	121,484
Total accounts payable and accrued liabilities	$5,796,004	$7,389,864

As of September 30, 2023, the Company had a significant construction supplier that accounted for 14% of the total accounts payable and accrued liabilities balance.

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

On August 30, 2023, the Company caused the repayment in full of all indebtedness, liabilities and other obligations under, and terminated, its former credit agreement, dated as of May 17, 2023 by and among the Company, as Borrower, and Mercuria Investments US, Inc., as Agent. The Company did not incur any material early termination penalties because of such termination of the credit agreement. The Company remains engaged with Mercuria Investments US, Inc. in a marketing and presale capacity.

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”). To date, $25.0 million has been received. Buyers may request partial redemptions of up to an aggregate of $1,800,000 on the 15th of each month or may convert the Notes into shares of common stock of the Company (“Conversion Shares”) at a conversion rate of 110% of the last reported sales price on the date of the agreement to acquire such Notes. The Notes bear zero coupon, mature on September 1, 2025, require a minimum of $5.0 million maintained in cash and cash equivalents, and are secured by certain real property and cash and investment accounts of the Company. None of the embedded terms required bifurcation and liability classification under ASC 815.

Note discount and issuance costs totaled $4.7 million and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, is being accreted over the term of the convertible notes from date of issuance to date of full repayment using the effective interest rate method. For the three months ended September 30, 2023, amortization of debt discount and issuance costs totaled $0.3 million.

The table below presents the net carrying amounts of the Notes as of:

	September 30, 2023	June 30, 2023
Principle outstanding	$23,283,333	$-
Unamortized debt discount and issuance costs	(4,351,544)	-
Net carrying value	$18,931,789	$-

The table below presents the maturities of notes payable as of September 30, 2023:

September 30, 2024	$21,600,000
September 30, 2025	1,683,333
Total note payments	23,283,333
Less: unamortized debt discount and issuance costs	(4,351,544)
Total notes payable	$18,931,789

Notes payable, current	$21,600,000
Notes payable, non-current	$1,683,333

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

11. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“RoU assets”) are presented within the asset section of the Company’s consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s consolidated balance sheets at September 30, 2023 and June 30, 2023.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the three months ending September 30, 2023 and 2022, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. Total operating lease costs for the three months ended September 30, 2023 and 2022, were approximately $127,311 and $54,625. The Company does not have any finance leases as of September 30, 2023 and 2022.

As of September 30, 2023, current lease liabilities of $124,987 are included in “Accounts payable and accrued liabilities” and non-current lease liabilities of $21,938 are included in “Notes payable, non-current” on the consolidated balance sheets. The table below presents total operating lease RoU assets and lease liabilities at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Operating lease right-of-use asset	$117,891	$143,154
Operating lease liabilities	$146,925	$175,788

The table below presents the maturities of operating lease liabilities as of September 30, 2023:

September 30, 2024	$132,248
September 30, 2025	22,158
Total lease payments	154,406
Less: discount	(7,481)

Total operating lease liabilities	$146,925

Operating lease liabilities, current	$124,987
Operating lease liabilities, non-current	$21,938

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use asset as of September 30, 2023.

Weighted average lease term (years)	1.33
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

12. Stockholders’ Equity

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

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001, per share. The Company had nil shares of Series A Preferred Stock issued and outstanding at September 30, 2023 and June 30, 2023.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00, per share. The Company had nil shares of Series B Preferred Stock issued and outstanding at September 30, 2023 and June 30, 2023.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00, per share. The Company had nil shares of Series C Preferred Stock issued and outstanding at September 30, 2023 and June 30, 2023.

Common Stock

The Company has 80.0 million shares of common stock authorized, with a par value of $0.001, per share.

On September 11, 2023, in preparation for listing on the Nasdaq Capital Market, the Company implemented a one-for-fifteen (1-for-15) reverse split of our common stock. Prior to the reverse stock split the Company had 692,068,218 shares of common stock issued and outstanding, and after the reverse stock split, the Company had approximately 46,137,882 shares of common stock issued and outstanding. Immediately after the reverse stock split, each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged aside from rounding fractional shares into whole shares, resulting in an additional 59,164 common shares issued. The reverse stock split did not change the par value of the common stock or preferred stock.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

12. Stockholders’ Equity (continued)

Common Stock (continued)

Three months ended September 30, 2023:

During the period the Company issued 1,326 shares that were previously listed as issuable as of June 30, 2023. These shares for professional services relate to previously earned board compensation.

During the period, the Company issued 132,142 common shares with an issuance date fair value of $1.5 million to executives, directors and employees pursuant to share award service and performance achievements. These common shares were issued under the Company’s Retention Plan.

On July 28, 2023, the Company recorded an increase of $0.2 million to stockholders’ equity for the change in fair value between the balance sheet date of June 30, 2023 and the fair value on the date the shares were returned. These shares were pursuant to the Company modifying its building purchase agreement to nullify a $1.5 million indemnification requirement and reclaim 128,205 shares that it had previously issued to the Selling Stockholder.

On June 26, 2023, the Company filed a prospectus supplement related to the offer and sale from time to time of up to 1,666,667 common shares directly by the Company at market prices, to Tysadco Partners, LLC, a Delaware limited liability company, pursuant to the terms of written sales agreement(s) (“Tysadco Agreement”). Pursuant to the Tysadco Agreement, the Company may offer and sell up to 1,666,667 common shares of the Company at a purchase price of 95% of the weighted-average of the 5-day median share price, with a minimum request of 33,333 shares. During the period, the Company sold 306,252 common shares for proceeds due of $3.0 million, of which, $1.0 million is recorded as a receivable on the condensed balance sheet at September 30, 2023.

During the period, the Company issued 45,545 shares pursuant to cashless exercise of 50,000 share purchase warrants exercised during the previous period ended June 30, 2023. During the period, the Company received cash proceeds of $37,500 pursuant to 33,334 share purchase warrants. However, the common shares were issued subsequent to September 30, 2023. The Company has included these funds as shares issuable on the condensed unaudited financial statements.

Three months ended September 30, 2022:

During the period, the Company did not issue any shares of common stock, however the Company had shares issuable for professional services of approximately $0.1 million.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

13. Share Purchase Warrants

During the three months ended September 30, 2023, the Company received cash proceeds of $37,500 for 33,334 common shares, however the resulting common shares were issued during the three months ended December 31, 2023.

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2023	5,729,360	$14.53
Granted	–	$–
Exercised	(33,334)	$(1.25)
Expired	–	$–
Balance, September 30, 2023	5,696,026	$14.61

Additional information regarding share purchase warrants as of September 30, 2023, is as follows:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

$1.20 - $3.75	774,410	0.13
$6.60 - $13.20	3,098,641	1.58
$23.10 - $26.25	1,822,975	0.91
	5,696,026	2.62

14. Share Awards

The Company has established the 2021 Retention Plan (“the Retention Plan”) to issue shares in the effort to retain key executives, directors, and employees. The Retention Plan allows for several different types of awards to be granted, including but not limited to, restricted share units and restricted share awards, collectively referred to as “share awards”. Share awards generally have the same expense characteristics under US GAAP and generally vest over a four-year period at a rate of 25% per annum.

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect.

The Company did not grant any share awards for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 several grant performance targets for the fiscal year ended June 30, 2023 have been defined via employee and retention agreements. These performance targets have not yet been achieved by employees and officers thus, the Company has deferred any stock-based compensation recognition until such achievements are expected to be reached and approval by the board of directors has occurred.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

14. Share Awards (continued)

The table below depict the share award activity for the three months ended September 30, 2023:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2023	1,736,376	$8.35
Granted	–	$–
Vested	(154,250)	$9.73
Other	–	–
Forfeitures	–	$–
Unvested awards at September 30, 2023	1,582,126	$8.39

As awards are granted, stock-based compensation equivalent to the fair market value on the date of grant is expensed over the requisite service period, using the graded vesting attribution method as acceptable under ASC 718, “Stock-Based Compensation.”

The Company recognized stock-based compensation expense of $1.9 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Of these amounts, $0.7 million and $0.1 million were related to officers and directors of the Company for the three months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and June 30, 2023, there were approximately $7.1 million and $8.7 million of unamortized expenses relating to outstanding share awards to be recognized over a remaining weighted-average period of 2.9 years and 3.2 years, respectively.

The table below presents the stock-based compensation expense per respective line item of the consolidated statements of operations for the three months ended:

For the three months ended September 30:

	2023	2022

General and administrative	$935,963	$96,061
Research and development	840,032	–
Exploration	145,447	–
	$1,921,442	$96,061

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which are generally four-years. No granting of these awards occurs until performance thresholds are achieved. The Company has granted 1.2 million and nil performance-based awards to officers and employees of the Company for the three months ended September 30, 2023 and 2022, respectively. The Company grants awards at the time of reaching such performance targets.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the three months ended September 30, 2023 and 2022

15. Supplemental Statement of Cash Flow Disclosures

For the three months ended September 30:

	2023	2022

Supplemental disclosures:

Interest paid	$-	$-

Non-cash investing and financing activities:

Current liabilities capitalized as investing activities	$2,088,533	$1,034,486
Deposits capitalized as investing activities	27,737,370	-
Other receivables recognized as financing activities	350,550	-

16. Commitments and Contingencies

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

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance The Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At September 30, 2023, The Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $20,000, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

17. Subsequent Events

Pursuant to the Tysadco Agreement, subsequent to September, 30, 2023, the Company has issued 756,789 common shares for proceeds of $4.5 million.

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

Overview

American Battery Technology Company (the “Company”) is a new entrant in the lithium–ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its exploration of new primary resources of battery metals, development and commercialization of new technologies for the extraction of these battery metals from primary resources, and commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

To implement this business strategy, the Company is currently commissioning and operating its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The retrofitting, commissioning, and operation of this facility are of the highest priority to the Company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid grant from the U.S. Advanced Battery Consortium to support a $2 million project to accelerate the development and demonstration of this pre–commercial scale integrated lithium–ion battery recycling facility, and the Company has been awarded an additional grant to support a $20 million project under the Bipartisan Infrastructure Law to validate, test, and deploy three disruptive advanced separation and processing technologies.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a grant cooperative agreement from the U.S. Department of Energy’s Advanced Manufacturing and Materials Technologies Office through the Critical Materials Innovation program to support a $4.5 million project for the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has been awarded an additional grant award under the Bipartisan Infrastructure Law to support a $115 million project to design, construct, and commission the first phase of a first-of-kind commercial manufacturing facility to produce battery-grade lithium hydroxide from this resource.

Financial Highlights:

●	On August 21, 2023, the Company finalized the purchase of its commercial-scale, lithium-ion battery recycling facility located in the Tahoe-Reno Industrial Center (TRIC) at 2500 Peru Drive, McCarran, Nevada.
●	As of September 30, 2023, the Company had total cash on hand of $5.4 million.
●	Cash used for the acquisition of property, construction, equipment, and water rights for the three months ended September 30, 2023 was $7.3 million. Cash used in the same period of the prior year totaled $4.1 million for water rights and equipment.
●	Cash used in operations for the three months ended September 30, 2023 was $4.8 million, up $0.7 million year–over–year compared to the three months ended September 30, 2022.
●	Total operating costs for the three months ended September 30, 2023 were $6.4 million, up $3.8 million year–over–year, largely due to increased hiring related to R&D and exploration activities compared to the three months ended September 30, 2022.
●	The Company recorded $2.2 million in research and development costs for the three months ended September 30, 2023, an increase of $1.9 million when compared to the same period of the prior year. The Company recorded an offset to research and development costs of $0.5 million and $0.3 million for federal grant funds recognized for the three months ended September 30, 2023 and 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Components of Statements of Operations

Operating Expenses

During the three months ended September 30, 2023, the Company incurred $6.4 million of operating expenses compared to $2.6 million of operating expenses during the three months ended September 30, 2022. The increase is primarily due to the items described below.

General and administrative expenses consist of stock-based compensation, office expenses, legal, recruitment, business development, public relations, and general facility expenses. The Company recognizes stock-based compensation for its employees over the requisite service period of the employee. The Company recognized a $2.0 million reduction to the non-cash compensation components on the statement of operations and statement of cash flows for the three months ended September 30, 2023 compared to the same period in the prior year.

Research and development expenditures are charged to operations as incurred. These costs consist primarily of laboratory leases, supplies, salaries, stock-based compensation, and benefits. Research and development costs for the three months ended September 30, 2023 and 2022 were $2.2 million and $0.2 million, respectively. The increase in the first three months of fiscal 2024 is attributed to increased headcount. These costs are partially offset by federal grant funds it receives for grant awards that it has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $0.5 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively.

Exploration costs consist primarily of drilling, assay, claim fees, field office lease and warehouse costs, personnel, stock-based compensation, travel and other costs related to exploration of claims in central Nevada as the Company pursues critical battery metals in the region.

Other Income (Expense)

During the three months ended September 30, 2023, the Company recorded other expense of $0.8 million, including $0.1 million for interest expense and $0.7 million for amortization of debt financing costs. During the three months ended September 30, 2022, the Company recorded other income of $0.1 million largely related to the sale of mining claims it previously held in Railroad Valley, NV.

Net Loss

During the three months ended September 30, 2023, the Company incurred a net loss of $7.2 million or $0.16 loss per share compared to a net loss of $2.4 million during the three months ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, the Company had cash of $5.4 million and total assets of $83.9 million compared to cash of $2.3 million and total assets of $74.7 million at June 30, 2023. The increase in cash is due to the Company having received net proceeds of $15.5 million from High Trail and Tysadco financing transactions.

The Company had total current liabilities of $23.0 million at September 30, 2023, compared to $13.4 million at June 30, 2023. The increase in current liabilities is primarily due to the costs necessary to equip its recycling facility and prepare the facility for its intended use.

As of September 30, 2023 the Company had a working capital deficiency of $14.6 million compared to a working capital deficiency of $8.6 million at June 30, 2023. The higher level of working capital deficiency is attributed to increased acquisitions of property and equipment and an increased level of cash used in operating activities, partially offset by an increase in cash generated from financing activities during the three months ended September 30, 2023. The Company believes its cash holdings and subsequent available financing will be sufficient to meet its current working capital needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows

For the three months ended September 30:

	2023	2022
Cash used in operating activities	$(4,758,984)	$(4,037,784)
Cash used in investing activities	(7,272,098)	(4,077,530)
Cash provided by financing activities	15,090,046	-
Net increase (decrease) in cash during the period	3,058,964	(8,115,314)

Cash from Operating Activities.

During the three months ended September 30, 2023, the Company used $4.8 million of cash for operating activities as compared to $4.0 million used during the three months ended September 30, 2022. The increase included cash costs for engineering, research and development as well as increased exploration expenses. Increased research and development costs were to support the development of the Company’s process for the recycling of lithium-ion batteries and for the extraction of lithium from the Company’s lithium claystone mining claims. The Company has also seen a steady increase in exploration activity expenses as it continues to evaluate its claims in the Tonopah, Nevada region. The Company also continues to see a stable increase in its general administrative function to further support its business objectives.

Cash from Investing Activities

During the three months ended September 30, 2023, the Company used cash in investing activities of $7.3 million, including acquisition costs of $6.5 million of property and equipment for its recycling facilities. This is in comparison to cash used in investing activities of $4.1 million for the three months ended September 30, 2022, consisting primarily of $4.0 million for mineral rights.

As of September 30, 2023, the Company had total non-current assets of $75.5 million compared to $69.9 million at June 30, 2023. The Company will continue to see an increase in investing activities as it continues to invest heavily in its recycling and primary resource extraction activities.

Cash from Financing Activities

During the three months ended September 30, 2023, the Company had net cash provided by financing activities of $15.1 million. This represents the need for capital while the Company nears completion of its revenue-generating recycling facility.

During the three months ended September 30, 2023, the Company issued 306,252 shares of common stock pursuant to purchase agreements for net proceeds of $3.0 million, of which, $1.0 million was received after September 30, 2023.

Working Capital

For the three months ended September 30:

	2023	2023
Current assets	$8,408,245	$4,753,590
Current liabilities	$23,044,460	$13,389,864
Working capital	$(14,636,215)	$(8,636,274

Future Financing

We will continue to rely on sales of our common shares, debt, or other financing to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the securities or arrange for debt or other financing to fund planned operating activities, acquisitions and exploration activities.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenses or capital resources that are material to stockholders.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures are not effective, based on the material weakness described below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of September 30, 2023, our internal control over financial reporting was deemed not to be effective, based on the criteria therein. Material weaknesses presiding over our internal controls as it relates to financial reporting are described below.

Material Weakness in Internal Control over Financial Reporting

We did not maintain appropriate segregation of duties related to accounting processes. While procedures in place as of June 30, 2023 and September 30, 2023 addressed the material weakness regarding segregation of duties, internal controls are required to be in place and effective for an adequate period of time.

This material weakness creates a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

Remediation Plan

During the year ended June 30, 2023, we enhanced our internal control over financial reporting and remediated material weaknesses including lack of adequate documentation evidencing operating effectiveness of internal controls and controls relating to the supervision and review of complex accounting matters. These material weaknesses were previously presented in our financial statements for the fiscal years ended June 30, 2022 and 2021.

The steps below were implemented, and as a result we have remediated the material weaknesses, aside from segregation of duties.

●	Successful hiring of additional personnel with the expertise necessary to improve the financial reporting function
●	Complete the implementation of a robust Enterprise Resource Planning (ERP) solution that provides the necessary segregation and approval workstreams necessary to mitigate control weaknesses in key accounting processes and procedures
●	Provide additional guidance, education and training to employees relating to our accounting procedures with a continued focus on its segregation-of-duties as the Company hires more accounting personnel
●	Further develop and document detailed accounting policies for significant accounts, accounting estimates and presentation of complex items, as is required by US GAAP
●	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls
●	We have engaged a firm that specializes in Cyber and IT protection to further enhance the protection of our financial information, employee information, proprietary methods, and strategic partnerships

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. While procedures in place as of June 30, 2023 and September 30, 2023 addressed the remaining material weakness regarding segregation of duties, remediation steps are required to be in place and effective for an adequate period of time. We expect to remediate this material weakness during the three months ending December 31, 2023. However, there is no guarantee that such material weaknesses will be remediated during the year, and we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months covered by this Interim Report on Form 10–Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 1. Legal Proceedings” in our 2023 Form 10-Q for the three months ended December 31, 2022, for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

Other than these proceedings, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors set forth under Part I, Business; Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on September 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		September 12, 2022	10-K	3.1
3.2	Amended and Restated Bylaws		September 14, 2022	8-K	3.1
3.3	Certificate of Change Pursuant to NRS 78.209 of American Battery Technology Company, filed with the Nevada Secretary of State on August 31, 2023		September 11, 2023	8-K	3.1
10.1	Form of Securities Purchase Agreement	x
10.2	Form of Convertible Note	x
10.3	Assistance Agreement between the Company and the United States Department of Energy, dated September 1, 2023	x
10.4	Assistance Agreement between the Company and the United States Department of Energy, dated September 27, 2023	x
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

*Furnished herewith.

