Form 10-Q/A
period 2023-09-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2023-11-15
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

American Battery Technology Company (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Form 10-Q”). This Amendment is an exhibit-only filing. This Amendment is being filed solely to include Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 in the Form 10-Q. Except for the inclusion of Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s other filings with the SEC.

In addition, an updated signature page has been included and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment (Exhibits 31.3 and 31.4). The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Form of Securities Purchase Agreement	x
10.2	Form of Convertible Note	x
10.3	Assistance Agreement between the Company and the United States Department of Energy, dated September 1, 2023	x
10.4	Assistance Agreement between the Company and the United States Department of Energy, dated September 27, 2023	x
31.3	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.4	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: November 15, 2023	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer
Director