Form 10-Q
period 2023-12-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2024-02-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 12, 2024, 51,884,931 shares of common stock, $0.001 par value per share were outstanding.

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

This Report includes our unaudited consolidated financial statements as of and for the period ended December 31, 2023 and 2022. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our unaudited consolidated financial statements and the notes included in this Report.

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

Operating results for the six months ended December 31, 2023, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2024.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets (unaudited)

	December 31, 2023	June 30, 2023
ASSETS

Current assets

Cash	$7,646,784	$2,320,149
Investments	79,254	11,250
Inventory (Note 3)	614,441	125,204
Grants receivable (Note 4)	646,627	320,457
Prepaid expenses and deposits	834,146	1,625,980
Subscription receivable	1,504,156	350,550
Other current assets	242,850	–

Total current assets	11,568,258	4,753,590

Other deposits (Note 5)	279,878	27,740,587
Property, plant and equipment, net (Note 6)	63,949,713	29,946,099
Mining properties (Note 7)	8,392,978	8,223,323
Intangible assets (Note 8)	4,585,410	3,851,899
Right-of-use asset (Note 11)	92,629	143,154

Total assets	$88,868,866	$74,658,652

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 9)	$6,020,731	$7,389,864
Notes payable, current (Note 10)	16,274,850	6,000,000

Total current liabilities	22,295,580	13,389,864

Notes payable, non-current (Note 10)	-	54,304

Total liabilities	22,295,580	13,444,168

Commitments and contingencies (Note 16)	–	–

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares as of December 31, 2023 and June 30, 2023.	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of December 31, 2023 and June 30, 2023.	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of December 31, 2023 and June 30, 2023.	–	–

Common Stock Authorized: 80,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 49,343,225 and 45,888,131 common shares as of December 31, 2023 and June 30, 2023, respectively	49,345	45,887

Additional paid-in capital	243,020,935	222,626,865
Common stock issuable	-	(1,484,693)
Accumulated deficit	(176,496,995)	(159,973,575)

Total stockholders’ equity	66,573,285	61,214,484

Total liabilities and stockholders’ equity	$88,868,866	$74,658,652

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022	Six months ended December 31, 2023	Six months ended December 31, 2022
Operating expenses

General and administrative	$4,310,452	$3,899,068	$7,259,298	$5,907,235
Research and development	3,148,873	1,735,471	5,304,187	1,955,287
Exploration costs	771,523	546,010	2,051,305	895,163

Total operating expenses	8,230,848	6,180,549	14,614,790	8,757,685

Net loss before other income (expense)	(8,230,848)	(6,180,549)	(14,614,790)	(8,757,685)

Other income (expense)

Interest expense	(7,647)	–	(142,636)	–
Amortization and accretion of financing costs	(1,053,766)		(1,760,497)
Gain on sale of mining claims	-	–	-	98,919
Unrealized gain (loss) on investment	826	(20,078)	(5,497)	(14,658)
Other income	-	3,657	-	42,000

Total other income (expense)	(1,060,587)	(16,421)	(1,908,630)	126,261

Net loss	$(9,291,435)	$(6,196,970)	$(16,523,420)	$(8,631,424)

Net loss per share, basic and diluted	$(0.19)	$(0.14)	$(0.35)	$(0.20)

Weighted average shares outstanding	47,760,809	43,202,414	47,357,879	43,152,476

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

Three months ended December 31, 2023:

	Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Capital	Issuable	Deficit	Total

Balance, September 30, 2023	46,304,354	$46,306	$226,317,285	$37,500	$(167,205,560)	$59,195,531

Vesting of share-based awards	180,811	181	(181)	-	-	-

Stock-based compensation expense	-	-	3,836,466	-	-	3,836,466

Shares issued pursuant to share purchase agreement, net of issuance costs	2,799,973	2,800	12,829,925	-	-	12,832,725

Shares issued pursuant to warrant exercises	58,087	58	37,440	(37,500)	-	(2)

Net loss for the period	-	-	-	-	(9,291,435)	(9,291,435)

Balance, December 31, 2023	49,343,225	$49,345	$243,020,935	$-	$(176,496,995)	$66,573,285

Three months ended December 31, 2022:

	Common Shares		Additional Paid-In	Common Stock	Subscription	Accumulated
	Number	Amount	Capital	Issuable	Receivable	Deficit	Total

Balance, September 30, 2022	49,942,576	$42,943	$188,247,545	$98,605	-	$(141,069,822)	$47,319,271

Shares issued for professional services	10,009	10	103,579	(90,515)	–	–	13,074
Vesting of share-based awards	121,813	122	(122)	–	–	–	–
Stock-based compensation expense	–	–	3,427,244	–	–		3,427,244
Shares issued from purchase agreements, net of issuance costs	266,667	267	2,007,707	–	(654,267)	–	1,353,707

Net loss for the period	–	–	–	–	–	(6,196,970)	(6,196,970)

Balance, December 31, 2022	43,341,064	$43,342	$193,785,953	$8,090	$(654,267)	$(147,266,792)	$45,916,326

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

Six months ended December 31, 2023:

	Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2023	45,888,131	$45,887	$222,626,865	$(1,484,693)	$(159,973,575)	$61,214,484

Shares issued for professional services	1,326	1	15,174	(15,307)	–	(132)

Vesting of share-based awards	312,953	316	(316)	–	–	–

Stock-based compensation expense	–	–	5,757,908	–	–	5,757,908

Shares issued pursuant to rounding of share reverse split	59,164	59	(59)	–	–	–

Shares reclaimed pursuant to asset acquisition	(128,206)	(128)	(1,255,650)	1,500,000	–	244,222

Shares issued pursuant to share purchase agreement, net of issuance costs	3,106,225	3,106	15,839,619	–	–	15,842,725

Shares issued pursuant to warrant exercises	103,632	104	37,394	–	–	37,498

Net loss for the period	–	–	–	–	(16,523,420)	(16,523,420)

Balance, December 31, 2023	49,343,225	$49,345	$243,020,935	$–	$(176,496,995)	$66,573,285

Six months ended December 31, 2022:

	Common Shares		Additional Paid-In	Common Stock	Subscription	Accumulated
	Number	Amount	Capital	Issuable	Receivable	Deficit	Total

Balance, June 30, 2022	42,942,576	$42,943	$188,151,484	$75,000	–	$(138,635,368)	$49,634,059

Shares issued for professional services	10,009	10	103,579	(66,910)	–	–	36,679
Vesting of share-based awards	121,813	122	(122)	–	–	–	-
Stock-based compensation expense	-	-	3,523,305	–	–	–	3,523,305
Shares issued from private placement, net of issuance costs	266,667	267	2,007,707	–	(654,267)	–	1,353,707

Net loss for the period	–	–	–	–		(8,631,424)	(8,631,424)

Balance, December 31, 2022	43,341,064	$43,342	$193,785,953	$8,090	$(654,267)	$(147,266,792)	$45,916,326

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended. December 31, 2023	Six months ended. December 31, 2022

Operating Activities

Net loss attributable to stockholders	$(16,523,420)	$(8,631,424)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	81,410	35,981
Accretion of financing costs	1,760,497	-
Amortization of right-of-use asset	50,525	50,525
Unrealized loss on investment	5,497	14,658
Stock-based compensation	5,757,908	3,523,305
Shares issued for professional services	(132)	36,679

Changes in operating assets and liabilities:

Inventory	(489,237)	–
Grants receivable	(326,170)	(15,343)
Prepaid expenses and deposits	416,234	(149,393)
Other current assets	(316,351)	–
Accounts payable and accrued liabilities	2,223,865	(2,172,877)
Net change in operating lease liability	(59,326)	(58,658)

Net Cash Used in Operating Activities	(7,418,700)	(7,366,547)

Investing Activities

Other acquisition deposits	(279,878)	–
Acquisition of property, equipment, and water rights	(10,888,840)	(2,171,599)
Acquisition cost reimbursements from government grants	469,972	–
Purchase of mining properties	(169,714)	(8,007,362)

Net Cash Used in Investing Activities	(10,868,460)	(10,178,961)

Financing Activities

Proceeds from exercise of share purchase warrants	37,498	–
Principal paid on notes payable	(11,400,000)	–
Proceeds from notes payable, net of issuance costs	20,287,118	–
Proceeds from share purchase agreements, net of issuance costs	14,689,178	–

Net Cash Provided by Financing Activities	23,613,794	–

Increase (decrease) in Cash	5,326,635	(17,545,508)

Cash – Beginning of Period	2,320,149	28,989,166

Cash – End of Period	$7,646,784	$11,443,658

Supplemental disclosures (Note 15)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (“the Company”) is a new entrant in the lithium-ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the objective of being a producing mineral company. ABTC began operations of its first lithium-ion battery recycling facility in October 2023 and has a limited operating history, and as of December 31, 2023 had not generated or realized significant revenues from its activities. The principal executive offices are located at 100 Washington Ave., Suite 100, Reno, NV 89503.

Liquidity and Capital Resources

During the six months ended December 31, 2023, the Company incurred a net loss of $16.5 million and used cash of $7.4 million for operating activities. At December 31, 2023, the Company has a cash balance of $7.6 million and an accumulated deficit of $176 million.

The continuation of the Company as a going concern is dependent upon generating profit from its operations and its ability to obtain debt or equity financing. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings, or obtain them on favorable terms, which could limit its operations. Any such financing activities are subject to market conditions. These uncertainties cause substantial doubt to exist as to the Company’s ability to continue as a going concern for 12 months from issuance of these financial statements. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

The going concern assessment excludes the Company’s undrawn amounts from the common stock purchase agreement with Tysadco, which provides a source of liquidity that enables equity financing as needed. Additionally, one of the ways to continue to support the company’s liquidity position might include entering an at-the-market (“ATM”) offering or similar program from time to time.

Based on our current operating plan, unless we generate income from the operations of our facilities and Government Grant Awards, raise additional capital (debt or equity), or obtain waivers from complying with such financial covenants, it is possible that we will be unable to maintain our financial covenants under our existing Note agreement, which could result in an event of default, causing an acceleration of the outstanding balances. If we do raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interest of our existing stockholders may be diluted.

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

On September 11, 2023, the Company effected a one-for-fifteen reverse-stock-split with respect to the authorized, issued, and outstanding shares of common stock and preferred stock. All share and per-share amounts included in this Form 10-Q are presented as if the stock split had been effective from the beginning of the earliest period presented.

b) Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, valuation and recoverability of long-lived assets and intangible assets subject to impairment testing, and deferred income tax asset valuation allowances.

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

For the period ended December 31, 2023

(unaudited)

2. Summary of Significant Accounting Policies (continued)

c) Long-Lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) topic 360, Property, Plant, and Equipment. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of buildings, vehicles, equipment, and land. Buildings, vehicles and equipment are depreciated on a straight-line basis over their estimated value lives ranging between three and thirty years.

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

e) Intangible Assets

Intangible assets consist of water rights that have indefinite useful lives are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value. Annually, or when there is a triggering event, the Company first performs a qualitative assessment by evaluating all relevant events and circumstances to determine if it is more likely than not that the indefinite-lived intangible assets are impaired; this includes considering any potential effect on significant inputs to determining the fair value of the indefinite-lived intangible assets. When it is more likely than not that an indefinite-lived intangible asset is impaired, then the Company calculates the fair value of the intangible asset and performs a quantitative impairment test.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

2. Summary of Significant Accounting Policies (continued)

f) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and awards. At December 31, 2023, the Company had 10,545,281 potentially dilutive shares outstanding, consisting of 1,942,363 from convertible notes, 5,731,666 from warrants and 2,871,252 from share awards outstanding. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.

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

h) Exploration Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment,” at each period end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized on a prospective basis. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. As of December 31, 2023 and 2022, the Company has not capitalized any such mineral property costs.

i) Research and Development Costs

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, “Research and Development.” ASC 730-10-25 requires that all R&D costs be recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable.

The Company has been awarded federal grant awards for specific R&D programs. Under ASU No. 2021-10 “Government Assistance,” the Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs are incurred. As the federal grants receivable are not deemed to have any significant realization risk, the Company believes this best reflects the expected net expenditures associated with these programs.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

2. Summary of Significant Accounting Policies (continued)

j) Leases

The Company follows the guidance of ASC 842, “Leases,” which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term office space leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other Company leases.

k) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards.

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

Due to the Company’s cumulative loss position since inception, the likelihood of deferred tax assets being realized does not meet the more likely than not assessment guidelines. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded at December 31, 2023 and June 30, 2023.

l) Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expands segment disclosures by requiring disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This update is effective for our annual report for fiscal year 2025, for interim period reporting beginning in fiscal year 2026, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the timing of adoption and impact of this ASU on our Consolidated Financial Statements and related disclosures.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for our annual report for fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the timing of adoption and impact of this ASU on our Consolidated Financial Statements and related disclosures.

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

n) Convertible Notes

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes as a long-term liability, with the current portion reclassified to a short-term liability, equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying unaudited consolidated balance sheets. The debt issuance and offering costs are amortized over the term of the convertible notes, using the effective interest method, as interest expense in the accompanying unaudited consolidated statements of operations.

o) Inventory

Inventory is stated at the lower of cost or market (net realizable value). The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified.

p) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 or June 30, 2023.

q) Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements”, equals or approximates the carrying amounts represented in the balance sheets.

r) Fair Value of Financial Instruments

Other Current Assets are comprised of payroll tax credits related to research and development activities per IRS form 6765.

s) Accrued Claims and Contingencies

The Company is subject to various claims and contingencies related to lawsuits. A liability is recorded for claims, legal costs or other contingencies when the risk of loss is probable and reasonable estimable. The required reserves may change due to new developments in each period.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

3. Inventories

The Company’s inventory as of December 31, 2023 and June 30, 2023 relates to the lithium-ion battery recycling operations and was comprised of raw materials in the form of battery feedstock and finished goods in the form of black mass and other metals. Inventories are valued at the lower of average cost or net realizable value. The carrying value of inventory includes those costs to acquire battery feedstock and any related carrying and processing costs incurred by the Company.

	December 31, 2023	June 30, 2023
Raw materials	$546,455	$125,204
Finished goods	67,985	-
	$614,441	$125,204

4. Government Grant Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable were $646,627 and $320,457 as of December 31, 2023 and June 30, 2023, respectively. The Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs are incurred.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $500,000 of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2023. As of December 31, 2023, the cumulative funds invoiced for this grant totaled $459,392, which represents 92% of the total eligible reimbursements.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (the “AMMTO grant”) was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022. As of December 31, 2023, the cumulative funds invoiced for this grant totaled $1,299,427, which represents 56% of the total eligible reimbursements.

On October 21, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ended December 31, 2023. As of December 31, 2023, the cumulative funds invoiced for this grant totaled $793,147, which represents 1% of the total eligible reimbursements.

On November 17, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ended December 31, 2023. As of December 31, 2023, the cumulative funds invoiced for this grant totaled $184,228, which represents 2% of the total eligible reimbursements.

5. Other Deposits

On March 1, 2023, the Company and Linico Corporation (“Linico”) entered into an Asset Purchase Agreement (“APA”) whereby the Company acquired specific tangible equipment and personal property for an aggregate purchase price of $6.0 million. Contemporaneously with the signing of the APA, the Company and Linico entered into another agreement, the Membership Interest Purchase Agreement (“MIPA”), whereby the Company would acquire 100% of the membership interests in Aqua Metals Transfer, LLC, principally real property consisting of land and a building in the Tahoe-Reno Industrial Center (TRIC) at 2500 Peru Drive, McCarran, Nevada, for an aggregate purchase price of $21.6 million. The purchase was finalized on August 11, 2023 at which time the aggregate total of $27.6 million worth of deposits was bifurcated into both real and personal property assets, inclusive of both agreements (See Note 6).

On June 30, 2023, the Company and Linico entered into an amendment to the MIPA. Pursuant to the terms of the amended agreement, the parties agreed to (i) remove the requirement that $1.5 million of the purchase price be held in escrow for the settlement of indemnification claims, (ii) transfer back to the Company 128,206 common shares, previously issued by the Company, in exchange for the elimination of such indemnification escrow, (iii) add a purchase price adjustment to the extent that, as of four months after the registration statement on Form S-3 filed by the Company is declared effective by the SEC, the value of the portion of the purchase price comprised of shares does not equal at least $6.0 million, (iv) provide for an interim water rights agreement through the final purchase price payment date, (iv) advance the closing date to as soon as practicable after the declaration of effectiveness of the resale registration statement on Form S-3, and (v) remove the deadline to close the acquisition by June 30, 2023.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

6. Property, Plant and Equipment

The table below presents the property and equipment as of December 31, 2023 and June 30, 2023:

	Land	Building	Equipment	Total
Cost:

Balance, June 30, 2023	$6,728,838	$17,508,486	$5,870,496	$30,107,820
Additions	4,126,883	22,327,246	7,630,943	34,085,023

Balance, December 31, 2023	$10,855,671	$39,835,732	$13,501,439	$64,192,843

Accumulated Depreciation:

Balance, June 30, 2023	$-	$-	$161,721	$161,721
Additions	-	-	81,409	81,409

Balance, December 31, 2023	$-	$-	$243,130	$243,130

Carrying Amounts:
Balance, June 30, 2023	$6,728,838	$17,508,486	$5,708,775	$29,946,099
Balance, December 31, 2023	$10,855,671	$39,835,732	$13,258,309	$63,949,713

On August 11, 2023, the Company finalized the purchase of its commercial-scale battery recycling facility located in the TRIC, as indicated in Note 5. At that time, the aggregate total of $27.6 million deposits was reclassified to Property, Plant and Equipment, along with acquisition costs. completion of the recycling facility valuation The Company has installed industrial utility equipment on site to accelerate the first commercial scale implementation of its internally developed lithium-ion battery recycling technologies.

7. Mining Properties

On July 21, 2022, the Company exercised the option to purchase the rights to unpatented lode claims in the Tonopah, Nevada. Since that time, the Company has worked with third parties to conduct drill programs and analysis in order to verify the grade and continuity of the mining claims. Over 50% of the inferred mineral resource have been upgraded to measured and indicated classifications. The Company is still in the exploration stage and expenses all mineral exploration costs. If the Company identifies proven and probable reserves and develops an economic plan for operating a mine, it will enter the development stage and capitalize future costs until production is established.

8. Intangible Assets

On September 12, 2023, the Company acquired approximately 40.52-acre feet of water rights from the Thomas C. Woodward Living Trust, valued at $101,300. The water rights are treated in accordance with ASC 350, “Intangible Assets,” and have an unlimited useful life subject to beneficial use.

The Company’s acquisition of the commercial-scale battery recycling facility at the TRIC included water rights valued at $0.6 million and are described as an eighteen and forty-five one-hundredths (18.45) acre-foot/annually portion of the Truckee-Carson Irrigation District, Serial Number 1081-A-1. These are appurtenant to a certain real property located in Storey County, Nevada, described as Storey County Assessor Parcel Number 021-37-104 and have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

The table below presents total intangible assets at:

	December 31, 2023	June 30, 2023
Water rights	$4,585,410	$3,851,899

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

9. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	December 31, 2023	June 30, 2023
Trade payables	$3,883,841	$1,831,686
Accrued fixed assets	818,892	4,404,034
Accrued expenses	1,200,867	1,032,660
Right-of-use liability, current	117,131	121,484
Total accounts payable and accrued liabilities	$6,020,731	$7,389,864

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

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”). To date, $25.0 million has been received and $5.4 million has been repaid. The remaining $26 million under the facility includes $13.5 million with the condition that the Company started trading on the Nasdaq Capital Market, had $250,000 in sales, and establish an ATM or ELOC, and another $12.5 million at the discretion of the Buyers. Buyers may request partial redemptions of up to an aggregate of $1,800,000 on the 15th of each month or may convert the Notes into shares of common stock of the Company (“Conversion Shares”) at a conversion rate of 110% of the last reported sales price on the date of the agreement to acquire such Notes. The Notes bear zero coupon, mature on September 1, 2025, require a minimum of $5.0 million maintained in cash and cash equivalents, and are secured by certain real property and cash and investment accounts of the Company. The Notes contain features that are either entirely within the Company’s control or based on events management considers the probability of occurring to be extremely remote. These features which are required to be bifurcated under ASC 815, “Derivatives and Hedging,” would likely have minimal or no value, and therefore deemed to not be material to the Condensed Consolidated Financial Statements.

Note discount and issuance costs totaled $4.7 million and reduced the carrying value of the convertible notes as a debt discount. The carrying value, net of debt discount, is being accreted over the term of the convertible notes from date of issuance to date of full repayment, expected to be in October 2023 based on partial redemption payments, using the effective interest rate method. For the six months ended December 31, 2023, amortization of debt discount and issuance costs totaled $1.3 million.

The table below presents the net carrying amounts of the Notes as of:

	December 31, 2023	June 30, 2023
Principle outstanding	$19,683,333	$-
Unamortized debt discount and issuance costs	(3,408,484)	-
Net carrying value	$16,274,850	$-

The table below presents the maturities of notes payable as of December 31, 2023:

December 31, 2024	$19,683,333
December 31, 2025	-
Total note payments	19,683,333
Less: unamortized debt discount and issuance costs	(3,408,484)
Total notes payable	$16,274,850

Notes payable, current	$19,683,333
Notes payable, non-current	$-

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

11. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“RoU assets”) are presented within the asset section of the Company’s consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s consolidated balance sheets at December 31, 2023 and June 30, 2023.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the six months ending December 31, 2023 and 2022, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. Total operating lease costs for the six months ended December 31, 2023 and 2022, were approximately $50,525 and $50,525. The Company does not have any finance leases as of December 31, 2023 and 2022.

As of December 31, 2023, current lease liabilities of $117,131 are included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. The table below presents total operating lease RoU assets and lease liabilities at December 31, 2023 and June 30, 2023:

	December 31,2023	June 30, 2023
Operating lease right-of-use asset	$92,629	$143,154
Operating lease liabilities	$117,131	$175,788

The table below presents the maturities of operating lease liabilities as of December 31, 2023:

December 31, 2024	$121,868
December 31, 2025	-
Total lease payments	121,868
Less: discount	(4,737)

Total operating lease liabilities	$117,131

Operating lease liabilities, current	$117,131
Operating lease liabilities, non-current	$-

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use asset as of December 31, 2023.

Weighted average lease term (years)	1.33
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

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

To date, the Company has authorized a total of 1,666,667 shares of preferred stock. Of this amount the Company has designated a total of 233,334 shares to three classes of preferred stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. As of June 30, 2023 and December 31, 2023, no shares of any of these classes are issued and outstanding. A description of each class of preferred stock is listed below.

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001, per share. The Company had nil shares of Series A Preferred Stock issued and outstanding at December 31, 2023 and June 30, 2023.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00, per share. The Company had nil shares of Series B Preferred Stock issued and outstanding at December 31, 2023 and June 30, 2023.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00, per share. The Company had nil shares of Series C Preferred Stock issued and outstanding at December 31, 2023 and June 30, 2023.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

12. Stockholders’ Equity (continued)

Common Stock (continued)

Six months ended December 31, 2023:

During the period the Company issued 1,326 common shares that were previously listed as issuable as of June 30, 2023. These shares for professional services relate to previously earned board compensation.

During the period, the Company issued 312,953 common shares with an issuance date fair value of $2.9 million to executives, directors and employees pursuant to share award service and performance achievements.

On July 28, 2023, the Company recorded an increase of $0.2 million to stockholders’ equity for the change in fair value between the balance sheet date of June 30, 2023 and the fair value on the date the shares were returned. These shares were pursuant to the Company modifying its building purchase agreement to nullify a $1.5 million indemnification requirement and reclaim 128,205 shares that it had previously issued to the Selling Stockholder (See Note 5).

During the period, the Company filed a prospectus supplements related to the offer and sale from time to time of up to 6,666,667 common shares directly by the Company at market prices, to Tysadco Partners, LLC, a Delaware limited liability company, pursuant to the terms of written sales agreement(s) (“Tysadco Agreement”). Pursuant to the Tysadco Agreement, the Company may offer and sell up to 6,666,667 common shares of the Company at a purchase price of 95% of the weighted-average price, with a minimum request of 33,333 shares. During the period, the Company sold 3,106,225 common shares for total proceeds of $15.8 million, of which, $1.5 million is recorded as a subscription receivable on the condensed balance sheet at December 31, 2023. This amount was received in January 2024.

During the period, the Company issued 45,545 common shares pursuant to cashless exercise of 50,000 share purchase warrants exercised as of June 30, 2023. During the period, the Company received cash proceeds of $37,500 pursuant to 33,334 share purchase warrants. Also during the period, the Company issued 24,753 common shares pursuant to cashless exercise of 33,333 share purchase warrants.

During the period, the Company recognized stock-based compensation expense of approximately $5.8 million, which was an increase to additional paid-in capital, a component of stockholders’ equity. Of the amount, approximately $1.9 million was recognized for officers and directors of the Company.

Six months ended December 31, 2022:

During the period, the Company issued 121,813 common shares pursuant the vesting of restricted share units issued to employees and directors of the Company. Of the vested shares, 56,667 common shares with a fair value of approximately $490,000 were issued to officers of the Company.

During the period, the Company issued 266,667 common shares pursuant the Share Purchase Agreement, effective April 2, 2021. The Company received proceeds of $2.0 million after December 31, 2022. Of this amount $1.4 million was reflected in current assets and $0.6 million as a component of stockholders’ equity at December 31, 2022.

During the period the Company issued 10,009 common shares for professional services, with a fair value of approximately $104,000.

During the period, the Company recognized stock-based compensation expense of approximately $3.5 million, which was an increase to additional paid-in capital, a component of stockholders’ equity. Of the amount, approximately $1.6 million was recognized for officers and directors of the Company.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

13. Share Purchase Warrants

During the six months ended December 31, 2023, there were 58,087 common shares issued related to warrants exercised, of which 24,753 were issued pursuant to a cashless exercise of 33,333 share purchase warrants. In addition, there were 68,974 warrants granted related to stock-based compensation.

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2023	5,729,360	$14.53
Granted	68,974	$6.53
Exercised	(66,668)	$(1.13)
Expired	–	$–
Balance, December 31, 2023	5,731,666	$14.59

Additional information regarding share purchase warrants as of December 31, 2023, is as follows:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

$1.13 - $3.75	741,076	0.09
$6.53 - $13.13	3,167,615	1.43
$23.10 - $26.25	1,822,975	0.83
	5,731,666	2.41

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

During the six months ended December 31, 2023 and 2022, the Company granted 1.4 million and 1.8 million share awards, respectively. As of December 31, 2023 several grant performance targets for the fiscal year ended June 30, 2024 have been defined via employee and retention agreements. These performance targets have not yet been achieved by employees and officers thus, the Company has deferred any stock-based compensation recognition until such achievements are probable of achievement and approval by the board of directors has occurred.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

14. Share Awards (continued)

The table below depict the share award activity for the period ended December 31, 2023:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2023	1,736,376	$8.35
Granted	1,364,648	$5.17
Vested	(229,772)	$6.77
Other	–	–
Forfeitures	–	$–
Unvested awards at December 31, 2023	2,871,252	$6.97

As awards are granted, stock-based compensation equivalent to the fair market value on the date of grant is expensed over the requisite service period, using the graded vesting attribution method as acceptable under ASC 718, “Stock-Based Compensation.”

The Company recognized stock-based compensation expense of $5.8 million and $3.5 million for the periods ended December 31, 2023 and 2022, respectively. Of these amounts, $1.8 million and $1.6 million, respectively, were related to officers and directors of the Company.

As of December 31, 2023 and June 30, 2023, there were approximately $11.6 million and $8.7 million of unamortized expenses relating to outstanding share awards to be recognized over a remaining weighted-average period of 4.0 years and 3.2 years, respectively.

The table below presents the stock-based compensation expense per respective line item on the consolidated statements of operations for the six months ended December 31:

	2023	2022

General and administrative	$2,605,382	$2,460,584
Research and development	2,659,061	759,681
Exploration	493,781	303,040
	$5,758,224	$3,523,305

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which are generally four-years. No granting of these awards occurs until performance thresholds are achieved. The Company has granted 0.06 million and nil performance-based awards to officers and employees of the Company for the period ended December 31, 2023 and 2022, respectively. The Company grants awards at the time of reaching such performance targets.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended December 31, 2023

(unaudited)

15. Supplemental Statement of Cash Flow Disclosures

For the six months ended December 31:

	2023	2022

Supplemental disclosures:

Interest paid	$14,462	$-

Non-cash investing and financing activities:

Deposits capitalized as investing activities	27,103,351	150,000

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the Lab leases expire on November 30, 2024. Consistent with the guidance in ASC 842, The Company has recorded the principal office lease in its consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 11 – Leases.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance The Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2023, The Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $59,646, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

17. Subsequent Events

Pursuant to the Tysadco Agreement, subsequent to December 31, 2023, the Company has issued 2,208,149 common shares for net proceeds of $6.5 million.

XX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and undue reliance should not be placed on the Company’s forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements except as required by applicable securities laws.

Overview

American Battery Technology Company (the “Company”) is a new entrant in the lithium–ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its exploration of new domestic-US primary resources of battery metals, development and commercialization of new technologies for the extraction of these battery metals from primary resources, and commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

To implement this business strategy, the Company has constructed and is now operating its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The ramp-up and operations of this facility are of the highest priority to the Company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid grant from the U.S. Advanced Battery Consortium to support a $2 million project to accelerate the development and demonstration of the technologies within this integrated lithium–ion battery recycling facility. The Company has also been awarded an additional grant from the U.S. Department of Energy to support a $20 million project under the Bipartisan Infrastructure Law to validate, test, and deploy three next-generation disruptive advanced separation and processing recycling technologies.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a grant cooperative agreement from the U.S. Department of Energy’s Advanced Manufacturing and Materials Technologies Office through the Critical Materials Innovation program to support a $4.5 million project for the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has also been awarded an additional grant award under the Bipartisan Infrastructure Law to support a $115 million project to design, construct, and commission a first-of-kind commercial-scale refinery to produce 30,000 MT of battery-grade lithium hydroxide per year from this resource.

Financial Highlights:

●	In October 2023, the Company commenced commercial scale operations at its first integrated lithium-ion battery recycling facility near Reno, NV. Once fully ramped, this facility has the capacity to process approximately 20,000 MT/year of battery materials and to produce multiple streams of battery grade metals and other byproducts.
●	The prime agreement contract for the Company’s grant to support its $115M project for its commercial-scale lithium hydroxide refinery was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ended December 31, 2023.
●	The prime agreement contract for the Company’s grant to support its $20M project for its next-generation advanced battery recycling technologies was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ended December 31, 2023.
●	Government grant funding increased to $1.7 million for the six months ended December 31, 2023 compared to $0.4 million during the same period of the prior year. Out of the current period’s $1.7 million in grant funding, $0.5 million was recorded as an offset to fixed assets, as reimbursements related to equipment purchases, and $1.2 million was recorded as an offset to research and development costs within the statement of operations.
●	As of December 31, 2023, the Company had total cash on hand of $7.6 million.
●	Cash used for the acquisition of property, construction, equipment, mineral rights and water rights for the six months ended December 31, 2023 was $10.9 million. Cash used in the same period of the prior year totaled $10.2 million for water rights and equipment.
●	Cash used in operations for the six months ended December 31, 2023 was $7.4 million, which was in line with the $7.4 million use of cash during the six months ended December 31, 2022.
●	Government grant funding increased to $1.7 million for the six months ended December 31, 2023 compared to $0.4 million during the same period of the prior year.
●	On August 29, 2023, the Company entered into a Securities Purchase Agreement for up to $51.0 million of a new series of senior secured convertible notes. To date, $25.0 million of these notes have been issued, and the remaining notes may be issued to expand operations in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Components of Statements of Operations

Operating Expenses

During the six months ended December 31, 2023, the Company incurred $14.6 million of operating expenses compared to $8.8 million during the six months ended December 31, 2022. The increase is primarily due to the items described below.

General and administrative expenses consist of stock-based compensation, office expenses, legal, recruitment, business development, public relations, and general facility expenses. For the six months ended December 31, 2023, general and administrative expenses were $7.3 million, an increase of $1.4 million over the same period in the prior year. The Company recognized a $2.3 million in non-cash stock-based compensation expense, while other general and administrative expenses decreased by $0.9 million largely due to payroll tax credits related to research & development activities.

Research and development expenses consist primarily of laboratory leases, supplies, salaries, stock-based compensation, and employee benefits. Research and development expenses for the six months ended December 31, 2023 and 2022 were $5.3 million and $2.0 million, respectively. The increase is primarily due to increased employee headcount. These costs are partially offset by federal grant funds for awards that it has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $1.2 million and $0.4 million related to these awards for the six months ended December 31, 2023 and 2022, respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse costs, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $2.1 million for the six months ended December 31, 2023 compared to $0.9 million during the same period in the prior year. The increase year-over-year resulted principally from increased drilling, assaying and engineering costs to further define and potentially upgrade the geological classification of the mineral rights.

Other Income (Expense)

During the six months ended December 31, 2023, the Company recorded other expense of $1.9 million, including $0.1 million for interest expense and $1.8 million for amortization of debt financing costs. During the six months ended December 31, 2022, the Company recorded other income of $0.1 million largely related to the sale of mining claims it previously held in Railroad Valley, Nevada.

Net Loss

During the six months ended December 31, 2023, the Company incurred a net loss of $16.5 million or $0.35 loss per share compared to a net loss of $8.6 million, or $0.20 loss per share, during the six months ended December 31, 2022.

Liquidity and Capital Resources

At December 31, 2023, the Company had cash of $7.6 million and total assets of $88.9 million compared to cash of $2.3 million and total assets of $74.7 million at June 30, 2023. The increase in cash is due to the Company having received net proceeds of $5.3 million from Tysadco financing transactions.

The Company had total current liabilities of $22.3 million at December 31, 2023, compared to $13.4 million at June 30, 2023. The increase related to new convertible notes debt, offset by Mercuria debt fully repaid and payments on the convertible notes.

As of December 31, 2023 the Company had a working capital deficiency of $10.7 million compared to a working capital deficiency of $8.6 million at June 30, 2023. The higher level of working capital deficiency is largely attributed to the current classification of the convertible notes, as well as acquisitions of property and equipment and cash used in operating activities, partially offset by an increase in cash generated from financing activities during the six months ended December 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows

For the six months ended December 31:

	2023	2022
Cash used in operating activities	$(7,418,700)	$(7,366,547)
Cash used in investing activities	(10,868,460)	(10,178,961)
Cash provided by financing activities	23,613,794	-
Net increase (decrease) in cash during the period	5,326,635	(17,545,508)

Cash from Operating Activities.

During the six months ended December 31, 2023, the Company used $7.4 million of cash for operating activities, which was in line with the $7.4 million cash used during the six months ended December 31, 2022. The increase included cash costs for engineering, research and development as well as increased exploration expenses. Increased research and development costs were to support the development of the Company’s process for the recycling of lithium-ion batteries and for the extraction of lithium from the Company’s lithium claystone mining claims. The Company has also seen a steady increase in exploration activity expenses as it works to continue upgrading the geological category of its claims in the Tonopah, Nevada region.

Cash from Investing Activities

During the six months ended December 31, 2023, the Company used cash in investing activities of $10.9 million, consisting primarily of $10.0 million related to property and equipment for its recycling facilities. This is in comparison to cash used in investing activities of $10.2 million for the six months ended December 31, 2022, consisting primarily of $8.0 million for mineral rights.

Cash from Financing Activities

During the six months ended December 31, 2023, the Company had net cash provided by financing activities of $23.6 million. This represents the need for capital while the Company ramps up the recycling plant, develops its lithium ore pilot plant, and upgrades the geological category of its Tonopah claims through additional studies and assessments.

During the six months ended December 31, 2023, the Company issued 3,106,225 shares of common stock pursuant to purchase agreements for net proceeds of $15.8 million, of which, $1.5 million was received after December 31, 2023.

Working Capital

For the six months ended September 30:

	2023	2022
Current assets	$11,568,258	$4,753,590
Current liabilities	$22,295,581	$13,389,864
Working capital	$(10,727,323)	$(8,636,274

Future Financing

We will continue to rely on sales of our common shares, debt, or other financing to fund our business operations as needed beyond any revenue generated from internal operations and the government grants that offset research & development expenses, and capital expenditures. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the securities or arrange for debt or other financing to fund planned operating activities, acquisitions and exploration activities.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements”, equals or approximates the carrying amounts represented in the balance sheets.

Convertible Notes

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes as a long-term liability, with the current portion reclassified to a short-term liability, equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying unaudited consolidated balance sheets. The debt issuance and offering costs are amortized over the term of the convertible notes, using the effective interest method, as interest expense in the accompanying unaudited consolidated statements of operations.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, mineral properties, and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) topic 360, Property, Plant, and Equipment. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of buildings, vehicles, equipment, and land. Buildings, vehicles and equipment are depreciated on a straight-line basis over their estimated value lives ranging between three and thirty years.

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

Expenses for major repairs and maintenance which extend the useful lives of property, plant and equipment are capitalized. All other maintenance expenses, including planned major maintenance activities, are expensed as incurred. Gains or losses from property disposals are included in income or loss from operations.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenses or capital resources that are material to stockholders.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures are not effective, based on the material weakness described below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

We did not maintain appropriate segregation of duties related to accounting processes. This material weakness creates a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was deemed not to be effective, based on the criteria therein. The material weakness presiding over our internal controls as it relates to financial reporting is described below.

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

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. We expect to remediate this material weakness during the period ending June 30, 2024. However, there is no guarantee that such material weaknesses will be remediated during the year, and we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Interim Report on Form 10–Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 1. Legal Proceedings” in our 2023 Form 10-Q for the six months ended December 31, 2022, for information regarding material pending legal proceedings. In addition to those material legal proceedings, on January 21, 2024, Kimberly Eckert filed a Charge of Discrimination with the Nevada Equal Rights Commission, alleging that that the Company discriminated against her due to her sex (female) in violation of Title VII of the Civil Rights Act of 1964, as amended. There have been no additional material legal proceedings and no other material developments in the legal proceedings previously disclosed.

Other than these proceedings, to the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in aggregate, are deemed to be material to our financial condition or results of operations.

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

