Form 10-Q
period 2024-03-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2024-05-15
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, 58,598,133 shares of common stock, $0.001 par value per share were outstanding.

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

This Report includes our unaudited consolidated financial statements as of and for the period ended March 31, 2024, and 2023. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our unaudited consolidated financial statements and the notes included in this Report.

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

Operating results for the nine months ended March 31, 2024, are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2024.

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2024 (Unaudited)	June 30, 2023
ASSETS

Current assets

Cash	$5,995,134	$2,320,149
Investments	60,165	11,250
Inventory (Note 3)	622,545	125,204
Grants receivable (Note 4)	527,723	320,457
Prepaid expenses and deposits	450,784	1,625,980
Subscription receivable (Note 12)	2,446,353	350,550
Other current assets	242,850	–

Total current assets	10,345,554	4,753,590

Other deposits (Note 5)	279,878	27,740,587
Property, plant and equipment, net (Note 6)	65,586,651	29,946,099
Mining properties (Note 7)	8,392,978	8,223,323
Intangible assets (Note 8)	4,584,831	3,851,899
Right-of-use asset (Note 11)	67,366	143,154

Total assets	$89,257,258	$74,658,652

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 9)	$6,260,691	$7,734,864
Notes payable, current (Note 10)	10,748,506	6,000,000

Total current liabilities	17,009,197	13,734,864

Equity compensation liability (Note 14)	2,179,498	833,427
Notes payable, non-current (Note 10)	–	54,304

Total liabilities	19,188,695	14,622,595

Commitments and contingencies (Note 16)	–	–

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares as of March 31, 2024 and June 30, 2023.	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of March 31, 2024 and June 30, 2023.	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of March 31, 2024 and June 30, 2023.	–	–

Common Stock Authorized: 80,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 55,058,411 and 45,888,131 common shares as of March 31, 2024, and June 30, 2023, respectively	55,059	45,887

Additional paid-in capital	259,405,304	222,301,371
Common stock issuable (receivable)	499,681	(1,484,693)
Accumulated deficit	(189,891,481)	(160,826,508)

Total stockholders’ equity	70,068,563	60,036,057

Total liabilities and stockholders’ equity	$89,257,258	$74,658,652

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023	Nine months ended March 31, 2024	Nine months ended March 31, 2023
Operating expenses

General and administrative	$3,229,202	$3,538,541	$10,699,915	$9,445,776
Research and development	3,954,744	1,509,085	11,137,762	3,464,372
Exploration costs	1,422,758	584,344	3,596,103	1,479,507

Total operating expenses	8,606,704	5,631,970	25,433,780	14,389,655

Net loss before other income (expense)	(8,606,704)	(5,631,970)	(25,433,780)	(14,389,655)

Other income (expense)

Interest expense	(2,452)	-	(145,089)	-
Amortization and accretion of financing costs	(1,150,127)	-	(3,015,280)	-
Gain on sale of mining claims	-	-	-	98,919
Unrealized gain (loss) on investment	(19,089)	2,949	(24,586)	(11,709)
Change in fair value of derivative liability	(216,765)	-	(446,238)	-
Other income	-	21,000	-	63,000

Total other income (expense)	(1,388,433)	23,949	(3,631,193)	150,210

Net loss	$(9,995,137)	$(5,608,021)	$(29,064,973)	$(14,239,445)

Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.59)	$(0.33)

Weighted average shares outstanding	51,993,863	43,466,522	49,092,325	43,201,865

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

Three months ended March 31, 2024:

	Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Capital	Issuable	Deficit	Total

Balance, December 31, 2023	49,343,225	$49,345	$243,823,714	-	$(179,896,345)	$63,976,714

Vesting of share-based awards	597,019	597	(597)	-	-	-

Stock-based compensation expense	-	-	4,089,033	-	-	4,089,033

Shares issued pursuant to share purchase agreement, net of issuance costs	5,103,037	5,102	11,493,171	499,681	-	11,997,954

Shares issued pursuant to warrant exercises	15,130	15	(15)	-	-	-

Net loss for the period	-	-	-	-	(9,995,137)	(9,995,137)

Balance, March 31, 2024	55,058,411	$55,059	$259,405,304	$499,681	$(189,891,481)	$70,068,563

Three months ended March 31, 2023:

	Common Shares		Additional Paid-In	Common Stock Issuable	Accumulated
	Number	Amount	Capital	(receivable)	Deficit	Total

Balance, December 31, 2022	43,341,065	$43,342	$193,785,953	$(646,177)	$(147,266,792)	$45,916,326

Shares issued for professional services	-	-	-	10,596	-	10,596
Vesting of share-based awards	172,095	172	(172)	-	-	-
Stock-based compensation expense	-	-	2,555,584	-	-	2,555,584
Shares issued from purchase agreements	133,333	133	1,550,266	654,267		2,204,666
Shares issued from private placement, net of issuance costs	952,381	952	8,856,399	-	-	8,857,351
Net loss for the period	-	-	-	-	(5,608,021)	(5,608,021)

Balance, March 31, 2023	44,598,874	$44,599	$206,748,030	$18,686	$(152,874,813)	$53,936,502

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

Nine months ended March 31, 2024:

	Common Shares		Additional Paid-In	Common Stock Issuable	Accumulated
	Number	Amount	Capital	(receivable)	Deficit	Total

Balance, June 30, 2023	45,888,131	$45,887	$222,301,371	$(1,484,693)	$(160,826,508)	$60,036,057

Shares issued for professional services	1,326	1	15,172	(15,307)	-	(134)

Vesting of share-based awards	909,972	913	(913)	-	-	-

Stock-based compensation expense	-	-	10,975,214	-	-	10,975,214

Shares issued pursuant to rounding of share reverse split	59,164	59	(59)	-	-	-

Shares reclaimed pursuant to asset acquisition	(128,206)	(128)	(1,255,650)	1,500,000	-	244,222

Shares issued pursuant to share purchase agreement	8,209,262	8,208	27,332,791	499,681	-	27,840,680

Shares issued pursuant to share private agreement, net of issuance costs	-	-	-	-	-	-

Shares issued pursuant to warrant exercises	118,762	119	37,379	-	-	37,498

Net loss for the period	-	-	-	-	(29,064,973)	(29,064,973)

Balance, March 31, 2024	55,058,411	$55,059	$259,405,304	$499,681	$(189,891,481)	$70,068,563

Nine months ended March 31, 2023:

	Common Shares		Additional Paid-In	Common Stock Issuable	Accumulated
	Number	Amount	Capital	(receivable)	Deficit	Total

Balance, June 30, 2022	42,942,576	$42,943	$188,151,484	$75,000	$(138,635,368)	$49,634,059

Shares issued for professional services	10,009	10	103,579	(56,314)	-	47,275
Vesting of share-based awards	293,908	294	(294)	-	-	-
Stock-based compensation expense	-	-	6,078,889	-	-	6,078,889
Shares issued from purchase agreement	400,000	400	3,557,973	-	-	3,558,373
Shares issued from private placement, net of issuance costs	952,381	952	8,856,399	-	-	8,857,351
Net loss for the period	-	-	-	-	(14,239,445)	(14,239,445)

Balance, March 31, 2023	44,598,874	$44,599	$206,748,030	$18,686	$(152,874,813)	$53,936,502

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended. March 31, 2024	Nine months ended. March 31, 2023

Operating Activities

Net loss attributable to stockholders	$(29,064,973)	$(14,239,445)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	121,075	66,436
Accretion of financing costs	3,014,414	-
Amortization of right-of-use asset	75,788	75,787
Unrealized loss on investment	24,586	11,709
Stock-based compensation	12,322,198	6,078,889
Shares issued for professional services	(1,047)	47,275
Change in fair value of derivative liability	419,739	-

Changes in operating assets and liabilities:

Inventory	(497,341)	-
Grants receivable	(207,266)	(276,231)
Prepaid expenses and deposits	799,596	(837,180)
Other current assets	(316,351)
Accounts payable and accrued liabilities	969,487	(1,653,541)
Net change in operating lease liability	(90,427)	(89,759)

Net Cash Used in Operating Activities	(12,430,522)	(10,816,060)

Investing Activities

Other acquisition deposits	(279,878)	(6,081,591)
Acquisition of property, equipment, and water rights	(11,586,857)	(3,918,863)
Acquisition cost reimbursements from government grants	672,404	-
Purchase of mining properties	(169,714)	(8,007,362)

Net Cash Used in Investing Activities	(11,364,045)	(18,007,816)

Financing Activities

Proceeds from issuance of common shares, net of issuance costs	-	8,857,351
Proceeds from exercise of share purchase warrants	37,498	-
Principal paid on notes payable	(18,600,000)	-
Proceeds from notes payable, net of issuance costs	20,287,118	-
Proceeds from share purchase agreements, net of issuance costs	25,744,936	3,558,373

Net Cash Provided by Financing Activities	27,469,552	12,415,724

Increase (decrease) in Cash	3,674,986	(16,408,152)

Cash – Beginning of Period	2,320,149	28,989,166

Cash – End of Period	$5,995,134	$12,581,014

Supplemental disclosures (Note 15)

(The accompanying notes are an integral part of these condensed consolidated unaudited financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (“the Company” or “ABTC”) is a new entrant in the lithium-ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the objective of being a producing mineral company. ABTC began operations of its first lithium-ion battery recycling facility in October 2023 and has a limited operating history, and as of March 31, 2024 had not generated or realized revenues from its activities. The principal executive offices are located at 100 Washington Ave., Suite 100, Reno, NV 89503.

Liquidity and Capital Resources

During the nine months ended March 31, 2024, the Company incurred a net loss of $29.1 million and used cash of $12.4 million for operating activities. At March 31, 2024, the Company has a cash balance of $6.0 million and an accumulated deficit of $189.9 million.

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

The going concern assessment excludes the Company’s undrawn amounts from the common stock purchase agreements with Tysadco (Note 12) and the Company’s at-the-market (“ATM”) offering (Note 17), which could provide sources of liquidity.

Based on our current operating plan, unless we generate income from the operations of our facilities and Government Grant Awards, or raise additional capital (debt or equity), it is possible that we will be unable to maintain our financial covenants under our existing Note agreement (Note 10). If such covenant violations are not waived by the Note holder, it would result in an event of default, causing an acceleration of the outstanding balances. If we do raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interest of our existing stockholders may be diluted.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

Immaterial Correction of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s December 31, 2023 condensed consolidated financial statements, the Company identified errors in the application of Accounting Standards Codification (“ASC”) 710, “Compensation-General,” and ASC 718, “Compensation-Stock Compensation,” related to expense recognition for cash and equity awards that are subject to both service and performance conditions. ASC 710 and ASC 718 require recognition of compensation cost once achievement of the performance condition becomes probable as the requisite service is provided. Historically, the Company did not recognize compensation cost for certain cash and equity awards until the performance conditions in the form of milestones were achieved, and for the Company’s common share warrant performance-based awards, no compensation cost had previously been recognized when the performance conditions either became probable of achievement or were achieved. As the common share warrant and RSU performance-based awards to executive officers and key employees are granted with a fixed dollar value and settled in a variable number of common share warrants or RSUs, these awards are liability-classified and the corresponding compensation cost should be recorded to current or long-term liabilities, depending on expected timing of settlement of the award, once the performance conditions become probable of achievement.

The correction of this error resulted in an increase in compensation cost of $0.9 million as of and for the fiscal year ended June 30, 2023, and an increase in compensation cost of $1.6 million and $0.6 million for the quarters ended September 30, 2023 and December 31, 2023, respectively. For the six-month period ended December 31, 2023, the errors resulted in an increase in compensation cost of $2.2 million. As certain of these awards are liability-classified, the correction of this error resulted in an increase of $0.3 million in accounts payable and accrued liabilities for the current portion of the awards and an increase of $0.8 million in equity compensation liability for the noncurrent portion of the awards as of June 30, 2023.

The Company also identified an error in application of ASC 815, “Derivatives and Hedging,” related to the initial and subsequent recognition of a conversion option in the Company’s convertible notes that does not qualify for equity classification. ASC 815 requires bifurcation of the conversion option with subsequent changes in the fair value of the bifurcated derivative to be recorded in earnings. At issuance of the convertible notes, the Company should have recognized a derivative liability and a corresponding discount on the convertible notes resulting from bifurcation of the derivative, with subsequent changes in the fair value of the derivative liability and accretion of the discount recorded in earnings.

The correction of this error resulted in an increase in interest and other expense of less than $0.1 million for the quarter ended September 30, 2023 and $0.3 million for the quarter ended December 31, 2023. For the six-month period ended December 31, 2023, the error resulted in an increase in interest and other expenses of $0.4 million.

The Company has evaluated the effects of the corrections detailed in the tables below on the previously issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC 250, “Accounting Changes and Error Corrections.” The Company has concluded such corrections to be immaterial to its previously issued consolidated financial statements. While management believes the effect of the errors is immaterial to the Company’s previously issued consolidated financial statements as of and for the year ended June 30, 2023, and the condensed consolidated financial statements as of and for the three months ended September 30, 2023 and as of and for the three and six months ended December 31, 2023, the financial statement line items impacted by these errors have been corrected. In addition, the immaterial error is being corrected prospectively in the Company’s subsequent quarterly and annual filings.

The tables below reflect the sections of the Company’s condensed consolidated financial statements that were impacted by the error.

CONSOLIDATED BALANCE SHEET

	June 30, 2023
	As Reported	Adjustments	As Corrected
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$7,389,864	$345,000	$7,734,864
Total current liabilities	13,389,864	345,000	13,734,864
Equity compensation liability	-	833,427	833,427
Total liabilities	13,444,168	1,178,427	14,622,595

Stockholders’ equity
Additional paid in capital	$222,626,865	$(325,494)	$222,301,371
Accumulated deficit	(159,973,575)	(852,933)	(160,826,508)
Total stockholders’ equity	61,214,484	(1,178,427)	60,036,057

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal year ended June 30, 2023
	As Reported	Adjustments	As Corrected

Operating expenses
General and administrative	$11,960,831	$887,300	$12,848,131
Research and development	7,703,895	(138,160)	7,565,735
Exploration	1,910,548	103,793	2,014,341
Total operating expenses	21,575,274	852,933	22,428,207

Net loss before other income (expense)	$(21,575,274)	$(852,933)	$(22,428,207)

Net loss attributable to common stockholders	$(21,338,207)	$(852,933)	$(22,191,140)
Net loss per share, basic and diluted	$(0.49)	$(0.02)	$(0.51)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Fiscal year ended June 30, 2023
	As Reported	Adjustments	As Corrected
Stockholders’ Equity

Additional Paid-In Capital:
Stock-based compensation expense	$9,249,462	$(325,494)	$8,923,968
Balance, June 30, 2023	$222,626,865	$(325,494)	$222,301,371

Accumulated Deficit
Net loss for period	$(21,338,207)	$(852,933)	$(22,191,140)
Balance, June 30, 2023	(159,973,575)	$(852,933)	$(160,826,508)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended June 30, 2023
	As Reported	Adjustments	As Corrected

Operating Activities
Net loss attributable to stockholders	$(21,338,207)	$(852,933)	$(22,191,140)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,249,462	507,933	9,757,395
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$(187,796)	$345,000	$157,204

Net Cash Used in Operating Activities	$(13,367,980)	$-	$(13,367,980)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30, 2023
	As Reported	Adjustments	As Corrected

Operating expenses
General and administrative	$2,948,846	$105,152	$3,053,998
Research and development	2,155,314	1,458,538	3,613,852
Exploration	1,279,782	70,138	1,349,920
Total operating expenses	6,383,942	1,633,827	8,017,769

Net loss before other income (expense)	$(6,383,942)	$(1,633,827)	$(8,017,769)

Other income (expense)
Amortization of financing costs	$(706,731)	$(26,165)	$(732,896)
Total other income (expense)	(848,043)	(26,165)	(874,208)

Net loss attributable to common stockholders	$(7,231,985)	$(1,659,992)	$(8,891,977)
Net loss per share, basic and diluted	$(0.16)	$(0.03)	$(0.19)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three months ended September 30, 2023
	As Reported	Adjustments	As Corrected

Stockholders’ Equity

Additional Paid-In Capital:
Balance, June 30, 2023	$222,626,865	$(325,494)	$222,301,371
Stock-based compensation expense	1,921,442	981,396	2,902,838
Balance, September 30, 2023	$226,317,285	$655,903	$226,973,188

Accumulated Deficit
Balance, June 30, 2023	$(159,973,575)	$(852,933)	$(160,826,508)
Net loss for period	(7,231,985)	(1,659,992)	(8,891,977)
Balance, September 30, 2023	$(167,205,560)	$(2,512,926)	$(169,718,486)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30, 2023
	As Reported	Adjustments	As Corrected
Operating Activities
Net loss attributable to stockholders	$(7,231,985)	$(1,659,992)	$(8,891,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	$256,459	$26,165	$282,624
Stock-based compensation	1,921,442	1,447,827	3,369,269
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$228,071	$186,000	$414,071

Net Cash Used in Operating Activities	$(4,758,984)	$-	$(4,758,984)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2023
	As Reported	Adjustments	As Corrected

Operating expenses
General and administrative	$4,310,452	$106,264	$4,416,716
Research and development	3,148,873	420,294	3,569,167
Exploration costs	771,523	51,902	823,425
Total operating expenses	8,230,848	578,459	8,809,307

Net loss before other income (expense)	$(8,230,848)	$(578,459)	$(8,809,307)

Other income (expense)
Amortization and accretion of financing costs	$(1,053,766)	$(78,492)	$(1,132,258)
Change in fair value of derivative liability	-	(229,473)	(229,473)
Total other income (expense)	(1,060,587)	(307,965)	(1,368,552)

Net loss	$(9,291,435)	$(886,424)	$(10,177,859)
Net loss per share, basic and diluted	$(0.19)	$(0.02)	$(0.21)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six months ended December 31, 2023
	As Reported	Adjustments	As Corrected

Operating expenses
General and administrative	$7,259,298	$211,415	$7,470,713
Research and development	5,304,187	1,878,831	7,183,018
Exploration costs	2,051,305	122,040	2,173,345
Total operating expenses	14,614,790	2,212,286	16,827,076

Net loss before other income (expense)	$(14,614,790)	$(2,212,286)	$(16,827,076)

Other income (expense)
Amortization and accretion of financing costs	$(1,760,497)	$(104,657)	$(1,865,154)
Change in fair value of derivative liability	-	(229,473)	(229,473)
Total other income (expense)	(1,908,630)	(334,130)	(2,242,760)

Net loss	$(16,523,420)	$(2,546,416)	$(19,069,836)
Net loss per share, basic and diluted	$(0.35)	$(0.05)	$(0.40)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three months ended December 31, 2023
	As Reported	Adjustments	As Corrected
Stockholders’ Equity

Additional Paid-In Capital:
Balance, September 30, 2023	$226,317,285	$655,903	$226,973,188
Stock-based compensation expense	3,836,466	146,877	3,983,343
Balance, December 31, 2023	$243,020,935	$802,779	$243,823,714

Accumulated Deficit
Balance, September 30, 2023	$(167,205,560)	$(2,512,926)	$(169,718,486
Net loss for period	(9,291,435)	(886,424)	(10,177,859)
Balance, December 31, 2023	$(176,496,995)	$(3,399,350)	$(179,896,345)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six months ended December 31, 2023
	As Reported	Adjustments	As Corrected

Stockholders’ Equity
Additional Paid-In Capital:
Balance, June 30, 2023	$222,626,865	$(325,494)	$222,301,371
Stock-based compensation expense	5,757,908	1,128,273	6,886,181
Balance, December 31, 2023	$243,020,935	$802,779	$243,823,714
Accumulated Deficit
Balance, June 30, 2023	$(159,973,575)	$(852,933)	$(160,826,508)
Net loss for period	(16,523,420)	(2,546,416)	(19,069,836)
Balance, December 31, 2023	$(176,496,995)	$(3,399,350)	$(179,896,345)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2023
	As Reported	Adjustments	As Corrected

Operating Activities
Net loss attributable to stockholders	$(16,523,420)	$(2,546,416)	$(19,069,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of financing costs	$1,760,497	$104,657	$1,865,154
Stock-based compensation	5,757,908	1,933,603	7,691,511
Shares issued for professional services	(132)	(316)	(448)
Change in fair value of derivative liability	-	229,473	229,473
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$2,223,865	$279,000	$2,502,865

Net Cash Used in Operating Activities	$(7,418,700)	$-	$(7,418,700)

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

For the period ended March 31, 2024

(unaudited)

2. Summary of Significant Accounting Policies (continued)

c) Long-Lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360, “Property, Plant, and Equipment.” Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of buildings, vehicles, equipment, and land. Buildings, vehicles, and equipment are depreciated on a straight-line basis over their estimated value lives ranging between three and thirty years.

The recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. Any impairment in value is recognized as an expense in the period when the impairment occurs. No impairment charges were recorded in the three or nine months ended March 31, 2024.

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

e) Intangible Assets

Intangible assets consist of water rights that have indefinite useful lives are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value. Annually, or when there is a triggering event, the Company first performs a qualitative assessment by evaluating all relevant events and circumstances to determine if it is more likely than not that the indefinite-lived intangible assets are impaired; this includes considering any potential effect on significant inputs to determining the fair value of the indefinite-lived intangible assets. When it is more likely than not that an indefinite-lived intangible asset is impaired, then the Company calculates the fair value of the intangible asset and performs a quantitative impairment test. No impairment charges were recorded in the three or nine months ended March 31, 2024.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

2. Summary of Significant Accounting Policies (continued)

f) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) attributable to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and awards. At March 31, 2024, the Company had 10,581,138 potentially dilutive shares outstanding, consisting of 1,355,853 from convertible notes, 5,757,894 from warrants and 3,467,391 from share awards outstanding. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.

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

The Company records the stock-based compensation expense attributed to share awards in accordance with US GAAP using the graded-vesting method. The Company amortizes the grant date fair value over the respective vesting period, beginning with recognition on the date of grant. Compensation in the form of warrants is limited to executives, and recorded as a liability until the warrant is exercised or expires. Executives may also receive compensation in the form of RSUs that are recorded as a liability until the award is settled in shares of common stock. The liability classification of these awards is based on the total value of the award granted at a fixed value but settled in a variable number of warrants or RSUs until the milestones are achieved and the warrants or RSUs are issued.

h) Exploration Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment,” at each period end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized on a prospective basis. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. As of March 31, 2024 and 2023, the Company has not capitalized any such mineral property costs.

i) Research and Development Costs

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, “Research and Development.” ASC 730-10-25 requires that all R&D costs be recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable.

The Company has been awarded federal grant awards for specific R&D programs. Under Accounting Standards Update (“ASU”) No. 2021-10 “Government Assistance,” the Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs are incurred. As the federal grants receivable are not deemed to have any significant realization risk, the Company believes this best reflects the expected net expenditures associated with these programs.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

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

Due to the Company’s cumulative loss position since inception, the likelihood of deferred tax assets being realized does not meet the more likely than not assessment guidelines. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded at March 31, 2024 and June 30, 2023.

l) Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendment in this update expands segment disclosures by requiring disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This update is effective for our annual report for fiscal year 2025, for interim period reporting beginning in fiscal year 2026, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the timing of adoption and the impact of this ASU on our Consolidated Financial Statements and related disclosures.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures.” The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for our annual report for fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the timing of adoption and impact of this ASU on our Consolidated Financial Statements and related disclosures.

m) Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in earnings in the condensed consolidated statements of operations.

n) Convertible Notes

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes as a long-term liability, with the current portion reclassified to a short-term liability, equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying unaudited condensed consolidated balance sheets. The debt discount, debt issuance and offering costs are amortized over the term of the convertible notes, using the effective interest method, as interest expense in the accompanying unaudited condensed consolidated statements of operations.

o) Inventory

Inventory is stated at the lower of cost or market (net realizable value). The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified.

p) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and June 30, 2023.

q) Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets.

r) Other Current Assets

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

3. Inventories

The Company’s inventory for its lithium-ion battery recycling operation is comprised of raw materials, in the form of battery feedstock, and finished goods, in the form of black mass and other metals. Inventory is valued at the lower of average cost or net realizable value. The carrying value of inventory includes those costs to acquire battery feedstock and any related carrying and processing costs incurred by the Company.

	March 31, 2024	June 30, 2023
Raw materials	$436,968	$125,204
Finished goods	185,577	-
	$622,545	$125,204

4. Government Grant and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $527,723 and $320,457 as of March 31, 2024 and June 30, 2023, respectively. The Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs are incurred.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (the “AMMTO grant”) was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of March 31, 2024, the cumulative funds invoiced for this grant totaled $1,560,962, which represents 68% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $500,000 of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ending June 30, 2023. As of March 31, 2024, the cumulative funds invoiced for this grant totaled $479,939, which represents 96% of the total eligible reimbursements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited

On October 21, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of March 31, 2024, the cumulative funds invoiced for this grant totaled $1,457,877, which represents 3% of the total eligible reimbursements.

On November 17, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of March 31, 2024, the cumulative funds invoiced for this grant totaled $421,735, which represents 4% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S.DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

6. Property, Plant and Equipment

The table below presents the property, plant and equipment as of March 31, 2024 and June 30, 2023:

	Land	Building	Equipment	Total
Cost:

Balance, June 30, 2023	$6,728,838	$17,508,486	$5,870,496	$30,107,820
Additions	4,126,833	22,406,792	9,213,570	35,747,196

Balance, March 31, 2024	$10,855,671	$39,915,278	$15,084,066	$65,855,016

Accumulated Depreciation:

Balance, June 30, 2023	$-	$-	$161,721	$161,721
Additions			106,644	106,644

Balance, March 31, 2024	$-	$-	$268,365	$268,365

Carrying Amounts:
Balance, June 30, 2023	$6,728,838	$17,508,486	$5,708,775	$29,946,099
Balance, March 31, 2024	$10,855,671	$39,915,278	$14,815,702	$65,586,651

On August 11, 2023, the Company finalized the purchase of its commercial-scale battery recycling facility located in the TRIC, as indicated in Note 5. At that time, the aggregate total of $27.6 million in deposits was reclassified to Property, Plant and Equipment. The Company has installed additional equipment on site to accelerate the first commercial scale implementation of its internally developed lithium-ion battery recycling technologies.

7. Mining Properties

On July 21, 2022, the Company exercised the option to purchase the rights to unpatented lode claims in Tonopah, Nevada. Since that time, the Company has worked with third parties to conduct drill programs and analysis to verify the grade and continuity of the mining claims. Over 50% of the inferred mineral resources have been upgraded to measured and indicated classifications. The Company is still in the exploration stage and expenses all mineral exploration costs. If the Company identifies proven and probable reserves and develops an economic plan for operating a mine, it will enter the development stage and capitalize future costs until production is established.

8. Intangible Assets

On September 12, 2023, the Company acquired approximately 40.52-acre feet of water rights from the Thomas C. Woodward Living Trust, valued at $0.1 million. The water rights are treated in accordance with ASC 350, “Intangible Assets,” and have an unlimited useful life subject to beneficial use.

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

The table below presents total intangible assets at:

	March 31, 2024	June 30, 2023
Water rights	$4,584,831	$3,851,899

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

9. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	March 31, 2024	June 30, 2023
Trade payables	$2,949,290	$1,831,686
Accrued fixed assets	1,999,331	4,404,034
Accrued expenses	1,226,040	1,377,660
Right-of-use liability, current	86,030	121,484
Total accounts payable and accrued liabilities	$6,260,691	$7,734,864

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

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”). To date, $25.0 million has been received and $12.6 million has been repaid. The remaining $26 million under the facility includes $13.5 million with the condition that the Company started trading on the Nasdaq Capital Market, had $250,000 in sales, and establish an ATM or ELOC, and another $12.5 million at the discretion of the Buyers. Buyers may request partial redemptions of up to an aggregate of $1.8 million on the 15th of each month or may convert the Notes into shares of common stock of the Company (“Conversion Shares”) at a conversion rate of 110% of the last reported sales price on the date of the agreement to acquire such Notes. The Notes bear zero coupon, mature on September 1, 2025, require a minimum of $5.0 million maintained in cash and cash equivalents, and are secured by certain real property and cash and investment accounts of the Company.

The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a conversion option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the condensed consolidated statements of operations. See Correction of Previously Issued Consolidated Financial Statements in Note 2. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the three and nine months ended March 31, 2024, the Company recorded a loss on the change in fair value of the derivative liability of $0.2 million and $0.4 million, respectively. As of March 31, 2024, the fair value of the derivative liability was $0.8 million. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy and was determined using the Black-Scholes option pricing model with assumptions as of March 31, 2024 including a volatility of 81.1% and a risk-free-rate of 4.79%.

Note discount and issuance costs totaled $4.7 million and reduced the carrying value of the Notes as a debt discount. The carrying value, net of debt discount and issuance costs, is being accreted over the term of the Notes from date of issuance to date of full repayment, expected to be in October 2024 based on partial redemption payments, using the effective interest rate method. For the nine months ended March 31, 2024, amortization of debt discount and issuance costs totaled $2.8 million.

The table below presents the net carrying amounts of the Notes as of:

	March 31, 2024	June 30, 2023
Principal outstanding	$12,483,333	$-
Unamortized debt discount and issuance costs	(2,520,864)	-
Derivative liability associated with convertible notes	366,298	-
Changes in fair market value of derivative liability	419,739	-
Net carrying value	$10,748,506	$-

The table below presents the maturities of notes payable as of March 31, 2024:

March 31, 2025	$12,483,333
March 31, 2026	-
Total note payments	12,483,333
Less: unamortized debt discount and issuance costs	(2,520,864)
Derivative liability, at fair value, less amortization	786,037
Total notes payable	$10,748,506

Notes payable, current	$10,748,506
Notes payable, non-current	$-

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

11. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“RoU assets”) are presented within the asset section of the Company’s consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s consolidated balance sheets at March 31, 2024 and June 30, 2023.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the nine months ending March 31, 2024 and 2023, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. Total operating lease costs for the nine months ended March 31, 2024 and 2023, were each approximately $0.1 million. The Company does not have any finance leases as of March 31, 2024 and 2023.

As of March 31, 2024, current lease liabilities of $0.1 million are included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. The table below presents total operating lease RoU assets and lease liabilities at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
Operating lease right-of-use asset	$67,366	$143,154
Operating lease liabilities	$86,030	$175,788

The table below presents the maturities of operating lease liabilities as of March 31, 2024:

March 31, 2025	$88,632
March 31, 2026	-
Total lease payments	88,632
Less: discount	(2,601)

Total operating lease liabilities	$86,030

Operating lease liabilities, current	$86,030
Operating lease liabilities, non-current	$-

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use asset as of March 31, 2024.

Weighted average lease term (years)	0.67
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

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

To date, the Company has authorized a total of 1,666,667 shares of preferred stock. Of this amount the Company has designated a total of 233,334 shares to three classes of preferred stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. As of June 30, 2023 and March 31, 2024, no shares of any of these classes are issued and outstanding. A description of each class of preferred stock is listed below.

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on March 31, 2024, and June 30, 2023.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on March 31, 2024, and June 30, 2023.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on March 31, 2024, and June 30, 2023.

Common Stock

The Company has 80.0 million shares of common stock authorized, with a par value of $0.001 per share.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

12. Stockholders’ Equity (continued)

Common Stock (continued)

Nine months ended March 31, 2024:

During the period the Company issued 1,326 common shares that were previously listed as issuable as of June 30, 2023. These shares for professional services relate to previously earned board compensation.

During the period, the Company issued 909,972 common shares with an issuance date fair value of $4.6 million to executives, directors and employees pursuant to share award service and performance achievements. This included 171,500 RSUs granted upon election by officers of the Company to receive warrants and RSUs in lieu of cash bonuses.

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

During the period, the Company filed prospectus supplements related to the offer and sale from time to time of up to 8,666,667 common shares directly by the Company at market prices, to Tysadco Partners, LLC, a Delaware limited liability company, pursuant to the terms of written sales agreement(s) (“Tysadco Agreement”). Pursuant to the Tysadco Agreement, the Company may offer and sell up to 8,666,667 common shares of the Company at a purchase price of 95% of the weighted-average price, with a minimum request of 33,333 shares. During the period, the Company sold 8,209,262 common shares for total proceeds of $27.8 million, of which $2.4 million is recorded as a subscription receivable on the condensed consolidated balance sheet at March 31, 2024.

During the period, the Company issued 45,545 common shares pursuant to cashless exercise of 50,000 share purchase warrants exercised as of June 30, 2023. During the period, the Company received cash proceeds of $37,500 pursuant to 33,334 share purchase warrants. Also during the period, the Company issued 39,883 common shares pursuant to cashless exercise of 66,667 share purchase warrants.

During the period, the Company recognized stock-based compensation expense of approximately $12.3 million, which was an increase to additional paid-in capital, a component of stockholders’ equity. Of the amount, approximately $4.4 million was recognized for officers and directors of the Company. See Correction of Previously Issued Consolidated Financial Statements in Note 2.

Nine months ended March 31, 2023:

During the period, the Company issued 293,908 common shares pursuant the vesting of restricted share units issued to employees and directors of the Company. Of the vested shares, 166,574 common shares with a fair value of approximately $1.7 million were issued to officers of the Company.

During the period, the Company sold 8,209,262 common shares pursuant the Share Purchase Agreement, effective April 2, 2021. The proceeds totaled $3.6 million, all of which were received prior to March 31, 2023.

During the period the Company issued 10,009 common shares for professional services, with a fair value of approximately $104,000.

During the period, the Company recognized stock-based compensation expense of approximately $6.1 million, which was an increase to additional paid-in capital, a component of stockholders’ equity. Of the amount, approximately $2.7 million was recognized for officers and directors of the Company.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

13. Share Purchase Warrants

During the nine months ended March 31, 2024, there were 73,217 common shares issued related to warrants exercised, of which 39,883 were issued pursuant to a cashless exercise of 66,667 share purchase warrants. In addition, there were 249,119 warrants vested related to previously granted stock-based compensation to officers of the Company, and 171,500 warrants granted upon election by officers of the Company to receive warrants and RSUs in lieu of cash bonuses.

	Number of Warrants	Weighted Average Exercise Price

Balance, June 30, 2023	5,729,360	$14.53
Granted	236,271	3.59
Exercised	(100,002)	(1.13)
Expired	(107,735)	(3.75)
Balance, March 31, 2024	5,757,894	$14.55

Additional information regarding share purchase warrants as of March 31, 2024, is as follows:

	Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants	Weighted Average Remaining Contractual Life (years)

$1.13 - $4.33	919,214	0.33
$6.53 - $13.13	3,015,705	1.24
$23.10 - $26.25	1,822,975	0.74
	5,757,894	2.31

14. Equity Compensation Awards

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

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the nine months ended March 31, 2024 and 2023, the Company granted 1.8 million and 2.6 million share awards, respectively.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

14. Equity Compensation Awards (continued)

The table below reflects the share award activity for the period ended March 31, 2024:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2023	1,736,376	$8.35
Granted	2,634,678	4.03
Vested	(1,092,155)	5.54
Other	–	–
Forfeitures	–	$–
Unvested awards at March 31, 2024	3,278,899	$5.71

As awards are granted, stock-based compensation equivalent to the fair market value on the date of grant is expensed over the requisite service period, using the graded vesting attribution method as acceptable under ASC 718, “Stock-Based Compensation.”

The Company recognized stock-based compensation expense of $12.3 million and $ 6.1 million for the nine months ended March 31, 2024 and 2023, respectively. Of these amounts, $5.0 million and $2.7 million, respectively, were related to officers and directors of the Company. For the nine months ended March 31, 2024 and 2023, total stock-based compensation expense included $1.3 million and nil related to warrants awarded to officers of the Company. As of March 31, 2024 and June 30, 2023, the equity compensation liability totaled $2.1 million and $0.8 million related to warrants awarded to officers of the Company. See Correction of Previously Issued Consolidated Financial Statements in Note 2. As of March 31, 2023 several grant performance targets for the fiscal year ended June 30, 2024 have been defined via employee and retention agreements. These performance targets have not yet been achieved by employees and officers thus, the Company has deferred any stock-based compensation recognition until such achievements are probable of achievement and approval by the board of directors has occurred.

As of March 31, 2024 and June 30, 2023, there were approximately $10.3 million and $8.7 million of unamortized expenses relating to outstanding share awards to be recognized over a remaining weighted-average period of 3.0 years and 3.2 years, respectively.

The table below presents the stock-based compensation expense per respective line item on the consolidated statements of operations for the nine months ended March 31:

	2024	2023

General and administrative	$6,143,765	$3,588,076
Research and development	5,197,699	1,985,491
Exploration	952,592	505,322
	$12,294,056	$6,078,889

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which is generally four-years.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

For the period ended March 31, 2024

(unaudited)

15. Supplemental Statement of Cash Flow Disclosures

For the nine months ended March 31:

	2024	2023

Supplemental disclosures:

Interest paid	$16,017	$-

Non-cash investing and financing activities:

Current liabilities associated with investing activities	1,999,331	1,938,564

Deposits capitalized as investing activities	27,103,351	150,000

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

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance The Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At March 31, 2024, The Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $59,646, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

17. Subsequent Events

On April 3, 2024, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $50,000,000, subject to the terms and conditions of the Sales Agreement. The Company has filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-252492) offering the Shares.

On April 24, 2024, the Company announced the completion of the “Amended Resource Estimate and Initial Assessment with Project Economics for the Tonopah Flats Lithium Project, Esmeralda and Nye Counties, Nevada, USA” (“Amended IA”) and the publication of the S-K 1300 Technical Report Summary (“TRS”) disclosing mineral resources, including an initial economic assessment, for the Tonopah Flats Lithium Project. The TRS was completed by RESPEC Company LLC, a qualified person, in compliance with Item 1300 of Regulation S-K and with an effective date of April 5, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the Form 10-K for the fiscal year ended June 30, 2023. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and undue reliance should not be placed on the Company’s forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements except as required by applicable securities laws.

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

To implement this business strategy, the Company has constructed its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The ramp-up and operations of this facility are of the highest priority to the Company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid grant from the U.S. Advanced Battery Consortium to support a $2 million project to accelerate the development and demonstration of the technologies within this integrated lithium–ion battery recycling facility. The Company has also been awarded an additional grant from the U.S. Department of Energy to support a $20 million project under the Bipartisan Infrastructure Law to validate, test, and deploy three next-generation disruptive advanced separation and processing recycling technologies.

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

ABTC has completed the construction and commissioning of its lithium hydroxide (LiOH) pilot plant, marking a significant milestone in the commercialization of its internally-developed processes to access an unrealized domestic primary lithium resource. The construction and commissioning of this pilot plant enables ABTC to demonstrate its technologies for accessing the lithium housed in its unconventional resource, Tonopah Lithium Flats Project, in an integrated and continuous system, and to generate large amounts of battery grade lithium hydroxide for delivery to customers for qualifications and evaluation. The construction and operation of this pilot demonstration plant are supported by a competitively awarded grant from the U.S. Department of Energy (DOE) for this $4.5 million effort. Product from the pilot plant is being sent to xxx for confirmation and validation...

ABTC has filed an amended Initial Assessment for its Tonopah Flats Lithium Project (TFLP). The TFLP is one of the largest identified lithium resources in the U.S., and while initial pit designs and economic analyses in previous assessments evaluated the full resource, this updated Initial Assessment utilizes a commercialization pathway with a more rigorous mine plan that contemplates utilization of only Measured and Indicated Mineral Resources, and excludes Inferred Mineral Resources, to supply the planned commercial-scale lithium hydroxide monohydrate (LHM) refinery. This commercialization pathway allows for an engineered phased development, with improved access to the higher quality portions of the resource, and at improved project economics.

On March 28, 2024, ABTC was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S. Department of Energy (DOE), which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada.

Also on March 28, 2024, ABTC has been selected for an additional $40.5 million tax credit through the Qualifying Advanced Energy Project Credits program (48C) to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. As with ABTC’s initial $19.5 million tax credit under the 48C program supporting the construction and buildout of its battery recycling facility in Nevada, this additional award was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S. Department of Energy (DOE), which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure.

Financial Highlights:

●	In October 2023, the Company completed construction and began ramping up its first integrated lithium-ion battery recycling facility near Reno, NV. Once fully ramped, this facility has the capacity to process approximately 20,000 MT/year of battery materials and to produce multiple streams of battery grade metals and other byproducts.
●	The prime agreement contract for the Company’s grant to support its $115 million project for its commercial-scale lithium hydroxide refinery was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ended December 31, 2023.
●	The prime agreement contract for the Company’s grant to support its $20 million project for its next-generation advanced battery recycling technologies was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ended December 31, 2023.
●	Government grant funding increased to $3.0 million for the nine months ended March 31, 2024 compared to $0.7 million during the same period of the prior year. Out of the current period’s $3.0 million in grant funding, $0.8 million was recorded as an offset to fixed assets, as reimbursements related to equipment purchases, and $2.2 million was recorded as an offset to research and development costs within the condensed consolidated statement of operations.
●	As of March 31, 2024, the Company had total cash on hand of $6.0 million.
●	Cash used for the acquisition of property, construction, equipment, mineral rights and water rights for the nine months ended March 31, 2024 was $11.4 million. Cash used in the same period of the prior year totaled $18.0 million primarily for water rights and equipment.
●	Cash used in operations for the nine months ended March 31, 2024 was $12.4 million, compared to $10.8 million use of cash during the nine months ended March 31, 2023.
●	On August 29, 2023, the Company entered into a Securities Purchase Agreement for up to $51.0 million of a new series of senior secured convertible notes. To date, $25.0 million of these notes have been issued, and the remaining notes may be issued to expand operations in the future.
●	On April 3, 2024, the Company entered into an ATM Sales Agreement with Virtu Americas LLC having an aggregate offering price of up to $50.0 million which may be used to fund operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Components of Statements of Operations

Operating Expenses

During the nine months ended March 31, 2024, the Company incurred $29.1 million of operating expenses compared to $14.2 million during the nine months ended March 31, 2023.

General and administrative expenses consist of stock-based compensation, office expenses, legal, recruitment, business development, public relations, and general facility expenses. For the nine months ended March 31, 2024, general and administrative expenses were $10.7 million, an increase of $1.3 million over the same period in the prior year primarily related to increases in stock-based compensation, audit and insurance costs.

Research and development expenses consist primarily of laboratory leases, supplies, salaries, stock-based compensation, and employee benefits. Research and development expenses for the nine months ended March 31, 2024 and 2023 were $11.1 million and $3.5 million, respectively. The increase is primarily due to increased employee headcount. These costs are partially offset by federal grant funds for awards that it has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $2.2 million and $0.7 million related to these awards for the nine months ended March 31, 2024 and 2023 respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse costs, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $3.6 million for the nine months ended March 31, 2024 compared to $1.5 million during the same period in the prior year. The increase year-over-year resulted principally from increased drilling, assaying and engineering costs to further define and potentially upgrade the geological classification of the mineral rights.

Other Income (Expense)

During the nine months ended March 31, 2024, the Company recorded other expense of $3.6 million, including $3.0 million for amortization of debt financing costs, $0.1 million for interest expense and $0.4 million for changes in fair value of the derivative liability. During the nine months ended March 31, 2023, the Company recorded other income of $0.2 million largely related to the sale of mining claims it previously held in Railroad Valley, Nevada.

Net Loss

During the nine months ended March 31, 2024, the Company incurred a net loss of $29.1 million or $0.59 loss per share compared to a net loss of $14.2 million, or $0.33 loss per share, during the nine months ended March 31, 2023.

Liquidity and Capital Resources

At March 31, 2024, the Company had cash of $6.0 million and total assets of $89.3 million compared to cash of $2.3 million and total assets of $74.7 million at June 30, 2023. The increase in cash is due to utilization of the common stock purchase agreements with Tysadco.

The Company had total current liabilities of $17.0 million at March 31, 2024, compared to $13.7 million at June 30, 2023. The increase related to new convertible debt, offset by full repayment of the Mercuria debt and principal payments on the new convertible debt.

As of March 31, 2024 the Company had a working capital deficiency of $6.7 million compared to a working capital deficiency of $9.0 million at June 30, 2023. The working capital deficiency in both periods is largely attributed to the current classification of all or nearly all of the convertible notes, as well as acquisitions of property and equipment and cash used in operating activities, partially offset by an increase in cash generated from financing activities during the nine months ended March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows

For the nine months ended March 31:

	2024	2023
Cash used in operating activities	$(12,430,522)	$(10,816,060)
Cash used in investing activities	(11,364,045)	(18,007,816)
Cash provided by financing activities	27,469,552	12,415,724
Net increase (decrease) in cash during the period	3,674,985	(16,408,152)

Cash from Operating Activities.

During the nine months ended March 31, 2024, the Company used $12.4 million of cash for operating activities, compared to $10.8 million cash used during the nine months ended March 31, 2024. The increase included cash costs for engineering, research and development as well as increased exploration expenses. Increased research and development costs were to support the development of the Company’s process for the recycling of lithium-ion batteries and for the extraction of lithium from the Company’s lithium claystone mining claims. The Company has also seen a steady increase in exploration activity expenses as it works to continue upgrading the geological category of its claims in the Tonopah, Nevada region.

Cash from Investing Activities

During the nine months ended March 31, 2024, the Company used cash in investing activities of $11.4 million, consisting primarily of $10.2 million related to property and equipment for its recycling facilities. This is in comparison to cash used in investing activities of $18.0 million for the nine months ended March 31, 2023, consisting primarily of $8.0 million for mineral rights and $6.0 million for plant equipment.

Cash from Financing Activities

During the nine months ended March 31, 2024, the Company had net cash provided by financing activities of $27.5 million. This represents the need for capital while the Company ramps up the recycling plant, develops its lithium ore pilot plant, and upgrades the geological category of its Tonopah claims through additional studies and assessments.

During the nine months ended March 31, 2024, the Company issued 8.2 million shares of common stock pursuant to purchase agreements for net proceeds of $25.7 million and the Company issued convertible notes for net proceeds of $20.3 million. These were partially offset by repayment of notes payable during the period totaling $16.8 million.

Working Capital

	March 31, 2024	June 30, 2023
Current assets	$10,345,554	$4,753,588
Current liabilities	17,009,197	13,734,864
Working capital	(6,663,643)	(8,981,274)

Future Financing

We will continue to rely on sales of our common shares, debt, or other financing to fund our business operations as needed beyond any revenue generated from internal operations and the government tax credits and grants that offset research & development expenses, and capital expenditures. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the securities or arrange for debt or other financing to fund planned operating activities, acquisitions and exploration activities.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenses or capital resources that are material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2024, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures are not effective, based on the material weaknesses described below.

Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective, due to the material weaknesses in internal control over financial reporting, described below.

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

The Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment. In addition, the Company did not maintain proper segregation of duties related to accounting processes. As a consequence, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. While these material weaknesses did result in an immaterial misstatements of the Company’s consolidated financial statements, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in the consolidated financial statements may not be prevented or detected in a timely manner. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)

Remediation Plan

During the year ended June 30, 2023, we enhanced our internal control over financial reporting and remediated material weaknesses including controls over IT systems and lack of adequate documentation evidencing operating effectiveness of internal controls. However, due to the small size of the organization and accounting resources available, controls relating to segregation of duties, as well as supervision and review of complex accounting matters, remain material weaknesses as previously presented in our financial statements for the fiscal years ended June 30, 2023, 2022 and 2021. See Immaterial Correction of Previously Issued Consolidated Financial Statements in Note 2.

During the period ended March 31, 2024, additional remediation efforts included removing accounting personnel access to both create and post a journal entry, moving the systems administration tasks to personnel outside of the accounting department, and adding review procedures by qualified personnel over complex accounting matters by way of engaging third-party professionals with whom to consult regarding complex accounting applications and valuations. However, there is no guarantee that these measures will remediate the material weaknesses described above.

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. While we believe procedures are in place as of March 31, 2024 to address the material weaknesses, remediation steps are required to be in place and effective for an adequate period of time. We cannot provide assurance that such material weaknesses will be remediated, and we may discover additional material weaknesses that may require additional time and resources to remediate.

Changes in Internal Control over Financial Reporting

Except as noted above with respect to the completion of certain steps in the remediation plan, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Interim Report on Form 10–Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 1. Legal Proceedings” in our 2023 Form 10-Q for the six months ended December 21, 2023, for information regarding material pending legal proceedings. In addition to those material legal proceedings, on January 21, 2024, our former Chief Financial Officer, Kimberly Eckert filed a Charge of Discrimination with the Nevada Equal Rights Commission, alleging that that the Company discriminated against her due to her sex (female) in violation of Title VII of the Civil Rights Act of 1964, as amended. There have been no additional material legal proceedings and no other material developments in the legal proceedings previously disclosed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
10.1	Amendment to Offer Letter between American Battery Technology Company and Scott Jolcover dated, March 15, 2024		03/18/2024	8-K	10.1
10.2	Amendment to Offer Letter between American Battery Technology Company and Ryan Melsert dated, March 15, 2024		03/18/2024	8-K	10.2
10.3	Amendment to Offer Letter between American Battery Technology Company and Andrés Meza dated, March 15, 2024		03/18/2024	8-K	10.3
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

*Furnished herewith.

