Form 10-K
period 2024-06-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2024-09-23
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price per share of the registrant’s common stock on The Nasdaq Capital Market was approximately $231 million as of December 31, 2023.

Number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 18, 2024: 72,048,442

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 30, 2024.

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

This Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2024 and June 30, 2023. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

2

PART I

Item 1. Business

Introduction

American Battery Technology Company (the “Company”, “we” and “us”) is a technology development and commercialization company in the battery materials sector of the lithium-ion battery industry. The Company is working to increase the domestic US production of critical battery metals. To do so, we are engaged in (i) the exploration of new primary resources of battery metals, (ii) the development and commercialization of new technologies for the extraction and refining of these battery metals from primary resources, and (iii) the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries for the recovery of battery materials. Through this three-pronged approach we are working to both increase the domestic production of these battery materials through the acquisition and exploration of mining claims and to ensure that these constituent elemental metals are returned to the domestic manufacturing supply chain in a closed-loop fashion. In addition, we are committed to operating our business in a safe and environmentally responsible manner by working with our employees, customers, vendors, and local communities to minimize our environmental impact and comply with local, state and federal environmental laws and regulations.

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

Industry Overview

Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric vehicles, and large scale electric stationary storage systems. Global production capacity of lithium-ion batteries was approximately 1,570 gigawatt hours per year (“GWh/yr”) at the end of 2023 and is forecasted to grow to approximately 6,790 GWh/yr by 2031, primarily driven by demand for electric vehicles. There continues to be long-term regulatory and social movement driving demand growth for electric vehicles and large-format energy storage systems. This, in turn, is driving significant demand for battery materials such as lithium, cobalt, nickel, and manganese.

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

Chemical refiners source battery-grade materials from suppliers to manufacture into cell components, including cathodes, anodes, electrolytes, and separators. Currently the vast majority of global refining capacity is located outside the United States, primarily in Asia.

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

Each segment of the lithium-ion battery supply chain has seen disparate quantities of investment, with those variations further pronounced with specific geographies. Investment in battery material suppliers, both primary and secondary, and chemical refining capacity, has been far outpaced by investments in cell manufacturing and end-use OEMs, with anticipated battery production capacity forecasted to be roughly ten times the forecasted capacity for precursor metal refining. This disconnect in available feedstock and refining capacity has caused significant imbalances in the global supply chain, with those imbalances even more pronounced within the United States and apparent by the volatility in price of these underlying materials. Further, while there is significant cell manufacturing and OEM manufacturing capacity in the United States, less than 1% of global battery materials needed to supply these facilities are sourced in the US, resulting in a severe domestic capacity imbalance and risk to the domestic economy. This risk in the security and cost of supply has resulted in numerous issues for industries reliant on lithium-ion batteries and has the potential to dramatically slow the adoption of electric vehicles, renewable energy storage and other uses for lithium-ion battery metals.

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

Nickel: Primary nickel is mined from both surface and underground operations. Traditional processing techniques for nickel involve crushing, leaching, and floatation techniques. The primary competing source of demand for nickel is the steel industry, for both steel alloy and in plating of stainless steel. Supply is currently dominated by production from Indonesia, Philippines, and Russia.

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

The Company’s recycling system is a two-phase process: an automated de-manufacturing process followed by a targeted chemical extraction train to separate the individual high-value metals. The Company intends to commission each phase in sequence. Phase 1, the automated de-manufacturing process, separates the components of battery feedstock material into its constituent components, including scrap metals and cathode and anode powders in the form of black mass filter cake. Scrap metals are then sold as byproducts under various offtake agreements or into the open scrap market. The black mass filter cake produced in this phase will also be sold under offtake contracts or into the open market. Upon commissioning of Phase 2, the black mass produced in Phase 1 will be fed into a proprietary chemical extraction train to extract lithium, nickel, cobalt, and manganese elemental metals and upgrade them to the battery cathode grade specifications demanded by high energy density cathode manufacturers. The commissioning of Phase 1 occurred in the fourth quarter of fiscal year 2024 and the commissioning of Phase 2 is expected to occur in fiscal year 2025.

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

Competing recycling processes and facilities are primarily located in the United States, Europe, and China and employ various techniques for extraction of the contained battery metals. In general, processers that employ high-temperature thermal processes or shredding/solvent extraction techniques focus on the recovery of nickel and cobalt, with limited ability to recover lithium, manganese, or other metals. The Company’s process to extract each of the battery components enables the Company to extract additional value from the same amount of feedstock to enable low-cost and low-environmental operations.

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

Industry Collaborations

In October 2021, the Company, as the primary grantee, with DuPont Water Solutions as a sub-grantee, was awarded a $4.5 million competitive grant through the US Department of Energy’s Advanced Manufacturing Office, Critical Materials Innovation program to advance the research, development, and commercialization of its technologies for the mining and manufacturing of battery grade lithium hydroxide from its lithium-bearing claystone deposits. The grant provided partial funding for the development of a multi-tons per day processing facility to implement its lithium refining technology at pilot facility scale which was commissioned in the fourth quarter of fiscal year 2024.

Competition

Primary lithium production is concentrated in the Americas, Australia, and Asia. The lithium that is ultimately used by cathode manufacturers is required to meet stringent specifications, whether that mineral is sourced from a primary or a secondary resource. Thus, the competition in these markets will be based on product quality and reliability of supply.

Employees

As of September 15, 2024, the Company had 96 full-time and 2 part-time employees. Additional workers may be hired on a contract basis as needed.

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at https://americanbatterytechnology.com/ as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC.

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

Pre-Commercialization Company Risks

Because we have not yet achieved full commercialization, a company like ours is inherently subject to many risks. These risks and difficulties include (a) significant capital requirements and challenges with respect to obtaining financing until we can achieve full commercialization; (b) accumulated and continuing losses; (c) challenges in accurate financial planning; (d) uncertainties resulting from a relatively limited time period in which to develop and evaluate business strategies as compared to companies with longer operating histories; (e) cost and complexity of compliance with significant regulations in connection with our operations and products; (f) reliance on third parties for consulting, laboratory work, regulatory, commercialization or other activities; (g) reliance on third parties to carry out contractual arrangements; and (h) meeting the challenges of the other risk factors described herein. We are subject to all risks incident to an emerging company.

Working Capital Risks

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. We will need to raise capital over the next 12 months to satisfy such requirements, the receipt of which cannot be assured. We will also require capital in order to fully develop our recycling, extraction and refining operations. We intend to seek additional funds through various financing sources, including the private sale of our equity and debt securities, potential joint ventures with capital partners, grants, government loans, and project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Risks of Competitive Industry

Inherent to competitive industries, there are risks the Company may be unable to maintain or acquire financing, seek available opportunities, retain existing personnel or hire new personnel, or maintain or acquire technical or other resources, supplies or equipment, all on terms it considers acceptable to complete the development of its projects. Battery recycling is a highly competitive and speculative business. Competing recycling processes and facilities are primarily located in the United States, Europe, and China and employ various techniques for extraction of the contained battery metals. In seeking available opportunities, we will compete with a number of other companies, including established, multi-national companies that have more experience and resources than we do. There also may be other small companies that are developing similar processes and are farther along than the Company. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to develop technology which is commercially viable.

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

Share Price Risks

The market price of the stock of a publicly traded company is affected by a number of variables, many of which are outside the Company’s control. Such factors include: the general condition of markets for resource stocks, and particularly for stocks of lithium exploration and development companies and other battery-metals stocks; the general strength of the economy; the availability and attractiveness of alternative investments; analysts’ recommendations and their estimates of financial performance; investor perception and reactions to disclosures made by the Company, and by the Company’s competitors; future securities sales; reputational risks of the Company; and the breadth of the public markets for the stock. Investors could suffer significant losses if the Company’s common stock is depressed or illiquid when an investor seeks liquidity.

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

Product Price and Quality Risks

The ability to reach and sustain profitable operations on the recycling and extraction projects, if and to the extent the projects are developed and enter full commercial operation, will be significantly affected by changes in the market price of lithium-based end products. The market price of these products fluctuates widely and is affected by numerous factors beyond the Company’s control, including world supply and demand, pricing characteristics for alternate energy sources such as oil and gas, government policy and laws, interest rates, the rate of inflation and the stability of currency exchange rates, and other geopolitical and global economic factors. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. Furthermore, the price of lithium products is significantly affected by their purity and performance, and by the specifications of end-user battery manufacturers. If the products produced from the Company’s projects do not meet battery-grade quality and/or do not meet customer specifications, pricing will be reduced from that expected for battery-grade product. In turn, the company may lose or fail to attract customers. The Company may not be able to effectively mitigate pricing risks for its products. Depressed pricing for the Company’s products will affect the level of revenues expected to be generated by the Company, which in turn could affect the value of the Company, its share price and the potential value of its properties.

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

The Company is concurrently overseeing the advancement of our major lithium projects. Work to advance these projects requires the dedication of considerable time and resources by the Company and its management team. The advancement of the projects concurrently brings with it the associated risk of strains on managerial, human and other resources. The Company’s ability to successfully manage each of these processes will depend on a number of factors, including its ability to manage competing demands on time and other resources, financial or otherwise, and successfully retain personnel and recruit new personnel to support its growth and the advancement of its projects.

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

Costs and Requirements of Being a Public Company

As a public reporting company, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws, rules and regulations. Complying with these laws and regulations requires more time and attention of our Board of Directors and management and requires additional employees compared to a privately-held company. In addition, the costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to stockholders, maintaining more comprehensive compliance functions, policies and procedures, and corporate governance, are greater than that of a privately-held company.

Risk of Fraud, Misconduct, or Non-Compliance with Anti-Corruption Laws

We may be exposed to fraud, non-compliance with anti-corruption laws, or other misconduct committed by our employees, potential joint venture partners, representatives, agents, vendors, customers or other third parties undertaking actions on our behalf that could subject us to litigation, financial losses and fines or penalties imposed by governmental authorities and affect our reputation.

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

Risk of Failure to Meet Development Timelines and Capital Estimates

Our required capital expenditures can be complex and challenging to predict, may experience delays or other difficulties, and the costs may exceed our estimates.

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

Going Concern Risk

The continuation of the Company as a going concern is dependent upon generating profit from its operations and its ability to obtain debt or equity financing to meet expected cash requirements. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings, or obtain them on favorable terms, which could limit its operations. Any such financing activities are subject to market conditions.

These uncertainties cause substantial doubt about the Company’s ability to continue as a going concern for 12 months from issuance of these financial statements. In their report on our financial statements included in this Form 10-K, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Insurance Risks

While the Company maintains insurance to protect against certain risks associated with its business, insurance may not be available to insure against all risks, or the costs of such insurance may be uneconomic. The Company may also elect not to obtain insurance for other reasons. Insurance policies maintained by the Company may not be adequate to cover the full costs of actual liabilities incurred by the Company or may not be continued by insurers for reasons not solely within the Company’s control. The Company maintains liability insurance in accordance with industry standards. However, losses from uninsured and underinsured liabilities have the potential to materially affect the Company’s financial position and prospects.

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

Risk of Catastrophic Events, Terrorism and War

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products. Certain assets may be at greater risk of future terrorist attacks than other possible targets in the United States and around the world. Extraordinary events cannot be predicted, and their occurrence may negatively affect the economy in general, and the markets for our products in particular. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all the damage incurred or, if available, may be prohibitively expensive.

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

Exploration Stage Company Risks

We cannot assure you about the existence of economically extractable mineralization at this time, nor about the quantity or grade of any mineralization we may have found. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves and any funds spent on evaluation and exploration may be lost. Even if we confirm reserves on our properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are mined. We do not know with certainty that economically recoverable minerals exist on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties. Further, our lack of established reserves means that we are uncertain about our ability to generate revenue from our operations.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and that we can extract those minerals. Both mineral exploration and development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

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

Risk of Future Losses and Lack of Profitability

The Company anticipates it will continue to have negative cash flow from operating activities in future periods until profitable commercial production is achieved. Although the Company has cash on hand and access to additional cash, the Company’s ability to continue as a going concern will be dependent upon its ability to generate profits from its proposed operations, or to raise capital through equity or debt financing to continue to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Joint Venture, Acquisition and Strategic Alliance Risks

Our business strategy includes, in part, entering into potential joint ventures, acquisitions, and strategic alliances with parties involved in the manufacture and recycling of lithium-ion products. Failure to successfully identify or integrate such potential joint ventures, acquisitions or strategic alliances into our operations could adversely affect our business. Joint ventures, acquisitions and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such initiatives into our operations. Our operating results could be adversely affected by any problems arising during or from such activity.

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

Risk of Failure of Internal Control Over Financial Reporting

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. Because we failed to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the SEC, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, including potential unauthorized occurrences on or through both, our physical systems and electronic information systems, that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process and store as part of our business, including on behalf of third parties. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

As part of our risk management process, we conduct application security assessments, vulnerability management, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. We are implementing a plan to require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs at least annually.

Governance

We have a unified and centrally-coordinated team, led by our Chief Financial Officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across the Company. In addition, we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying and managing cybersecurity risks.

Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our risk assessments that are reviewed by the board of directors.

The board of directors oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations and related risks. They also oversee the response to any significant cybersecurity incidents. Our Chief Financial Officer, who has extensive cybersecurity knowledge and skills, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at the Company and reports directly to the Chief Executive Officer.

We describe cybersecurity risks have or that are reasonably likely to affect our Company under the heading “Information Technology and Cybersecurity Risks” included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. Properties

The Company is engaged in the construction of a recycling plant to recycle end-of-life lithium-ion batteries and in the exploration of its lithium-bearing claystone unpatented mining claims. To do so, the Company owns or holds long-term leases on multiple properties, all located within the United States, along with leases on laboratory facilities that support our research and development functions. In addition, the Company holds rights to certain assets, which facilitate the effective use of our properties. We believe that all of our properties and facilities are well maintained, effectively used, and are adequate to operate our business. Information regarding significant properties operated by us is outlined below.

Corporate Headquarters

The Company currently leases executive offices located at 100 Washington Street, Suite 100 in Reno, Nevada, USA. The office space consists of approximately 5,831 square feet and the lease expires November 30, 2024. The Company is currently in negotiations to an extension or renewal.

Recycling Operations

McCarran, Nevada

The Company closed on the purchase of the recycling facility in August 2023, and in tandem, the Company has developed new facility and technology-specific environmental, safety, operational standards and procedures, and is in the process of recruiting, hiring, and training of new staff in preparation for operations.

This facility is in the Tahoe-Reno Industrial Center, located at 2500 Peru Drive, McCarran, Nevada, and was previously utilized for the recycling of lead-acid batteries, and was already equipped with much of the infrastructure and utility equipment necessary to implement the Company’s recycling processes, including the electrical distribution, HVAC, compressed air, water treatment, material handling, analytical quality control, and operational control rooms.

The facility houses the Company’s first-of-kind integrated battery recycling system which utilizes a strategic de-manufacturing and targeted chemical extraction train in order to recover battery materials with high yields, low cost, and with a low environmental footprint. These processes are fundamentally different than conventional methods of battery recycling, which utilize high temperature furnaces, such as smelting, or non-strategic shredding or grinding systems. The Company’s system results in battery metals separation, recovery and purification of high-value, battery-grade products with less environmental impact and greater potential cost efficiencies than conventional methods.

As the Company ramps up operations of its integrated recycling processes, the facility will be commissioned in phases. In the first phase, which was commissioned in the fourth quarter of fiscal 2024, battery materials are recycled into products including copper, aluminum, steel, a lithium intermediate, and a black mass intermediate material. In the second phase, expected to be commissioned in fiscal year 2025, this lithium intermediate will be further refined into a battery grade lithium hydroxide product, and the black mass intermediate material will be further refined into battery grade nickel, cobalt, manganese, and lithium hydroxide products.

Fernley, Nevada (held-for-sale)

On August 14, 2020, the Company purchased approximately 12.44 acres of undeveloped industrial land in Fernley, Nevada in a Qualified Opportunity Zone (QOZ). The Company began construction before prioritizing the new location in McCarran, Nevada. During the quarter ended June 30, 2024, Management and the Board of Directors approved a plan to sell the Fernley facility and the Company has classified the facility and land as held for sale. See Note 7 of the consolidated financial statements for further details.

Feedstock Storage – Fernley, Nevada (held-for-sale)

On July 23, 2021, the Company purchased 11.55 acres of industrial-zoned land in Fernley, Nevada. The Company intended to construct a supplemental storage facility for recycled battery feedstock on this site. The City of Fernley has approved the City Use Permit for the site. During the quarter ended June 30, 2024, Management and the Board of Directors approved a plan to sell the land and the Company has classified the facility as held for sale. See Note 7 of the consolidated financial statements for further details.

Land for Supplemental Storage – McCarran, Nevada

On June 28, 2021, the Company purchased approximately 13.87 acres of industrial-zoned land in McCarran, Nevada. The Company intends to construct a supplemental storage facility to store feedstock on this site.

Water Rights

To date, the Company has purchased water rights in the City of Fernley, Nevada for $3.8 million. The Company allocated approximately $0.1 million of water rights to the Company’s Fernley plant which is now classified as held-for-sale. The remaining water rights are intangible assets the Company can use in the future or make available for sale. These water rights have an indefinite life and are recorded within intangible assets on the consolidated balance sheet. See Note 9 of the consolidated financial statements for further details.

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

Nevada Center for Applied Research - Reno, Nevada

The Company leases laboratory and office space from the University of Nevada, Reno. As of June 30, 2024, the Company occupies five laboratories totaling over 3,000 square feet. All laboratories and offices are housed within the Nevada Center for Applied Research (NCAR). The laboratory space is used to advance the Company’s in-house, first-of-kind developed battery metals extraction technologies for both the recycling of spent batteries and for the manufacturing of primary battery metals from domestic-based resources.

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

The Company began surface sampling of these claims in the Summer of 2021, and subsequently performed additional subsurface drilling programs at depths of up to 1,430 feet totaling over 12,000 feet of exploration covering approximately 65% of its claims. The results of these initial successful exploration programs led to the development and publication of a third-party Qualified Person (QP) audited SK-1300 compliant Inferred Resource Report in February 2023. Based on the results, the Company disclosed its intention to continue the exploration of the deposit.

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

On April 24, 2024, the Company announced the completion of the “Amended Resource Estimate and Initial Assessment with Project Economics for the Tonopah Flats Lithium Project, Esmeralda and Nye Counties, Nevada, USA” (“Amended IA”) and the publication of the S-K 1300 Technical Report Summary (“TRS”) disclosing mineral resources, including an initial economic assessment, for the Tonopah Flats Lithium Project. The TRS was completed by RESPEC Company LLC (“RESPEC”), a qualified person, in compliance with Item 1300 of Regulation S-K and with an effective date of April 5, 2024.

Geology, Infrastructure, and Permitting

Property Area and Claim Type

The area where Tonopah Flats Lithium Exploration Project is located is known for its unique sedimentary claystone resources. The Tonopah Flats property consists of 517 unpatented Federal lode mining claims covering approximately 10,680 acres and is centered at 38.1099° North Latitude and 117.3479° West Longitude. The Company owns 100% of the claims comprising the Tonopah Flats property. Ownership of the unpatented mining lode claims is in the name of the holder (locator), subject to the paramount title of the United States of America. Under the Mining Law of 1872, the locator has the right to explore, develop, and mine minerals on unpatented mining lode claims without payments of production royalties to the U.S. government. The 517 unpatented lode claims include rights to all locatable subsurface minerals.

The project is located approximately seven miles northwest of Tonopah in Esmeralda and Nye Counties, Nevada and is intersected by Highway 6. The project has other necessary infrastructure nearby including access to power, additional road access, and water. In addition, there is an available workforce in Tonopah and the surrounding area.

The Company has been conducting geological mapping, sampling, geochemical analysis, and proprietary extraction trials to characterize these resources and to quantify the performance of the lithium extraction and manufacturing operations.

Mineral Resource Estimate

The mineral resources for Tonopah Flats described and tabulated in our Amended IA report (full copy provided here: https://americanbatterytechnology.com/projects/tonopah-flats) are classified as Measured, Indicated, and Inferred in accordance with the SEC SK1300 New Mining Disclosure Rule and were estimated to reflect potential open-pit extraction. These resources were constrained with an optimization and cutoff grade satisfactory to meet the requirement of reasonable prospects for economic extraction. The pit shells created using these optimization parameters were further constrained to limit the project resources to a grade of 300ppm within claystone only, which was done as a conservative measure to avoid extremely low cutoff grades despite economics. It should be noted that without the grade constraint, the resulting pit shell using these parameters would be larger than has been used for the resources reported herein.

The table below summarizes the Tonopah Flats lithium resources:

Tonopah Flats Mineral Resources
Classification	Total kTons	Average ppm LI	LI kTons	LHM kTons
Measured mineral resources	721,000	702	510	3,060
Indicated mineral resources	2,439,000	565	1,380	8,340
Measured and Indicated mineral resources	3,160,000	596	1,890	11,400
Inferred mineral resources	2,931,000	550	1,610	9,750

a) The estimate of mineral resources was performed by RESPEC.

b) Tonopah Flats resources are classified as Measured, Indicated, and Inferred.

c) Mineral resources comprised all model blocks at a 300ppm ton Li cutoff that lie within an optimized pit.

d) The estimated mineral resources include data from the 29 sampled holes.

e) Lithium Hydroxide Monohydrate (LHM) tons were calculated using a factor of 6.0459 relative to Li.

f) Mineral resources that are not mineral reserves do not have demonstrated economic viability.

g) The effective date of the estimate is December 21, 2023.

h) Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Price trends throughout 2022 and early 2023 reflected an average market price that was much higher than averages over previous years. The second half of 2023 and early 2024 saw the stabilization of market prices. There is some risk that a significant commodity price drop would change the economic inputs to the pit constraints used to report this resource. As a result, a conservative cutoff concentration of 300 ppm Li within the optimized pit is used in this analysis. It should be noted that without this grade constraint, the resulting pit shell using these parameters would be larger than has been used for the resources reported herein.

Capital and Operating Costs

Mining capital and mine operating costs were estimated by RESPEC. Process capital and process operating costs were estimated by the Company and Woods Process Services, LLC. The project capital estimate includes a total of $785.4 million in initial (years 1 through 3) capital, and $258.8 million in sustaining capital throughout the mine life, based on an owner mining fleet of equipment. This totals $1.04 billion for the 50-year mine life. Capital and operating costs have an accuracy of plus or minus 50%.

Net operating costs are estimated to be $15.45/ton processed or $5,720 per ton of LHM. The life of mine operating cost summary is presented in the table below.

Overview of Mine Operating Costs
	K USD LOM Cost	$/ton Processed	$/ton LHM
Mining Cost	$1,996,257	$3	$1,238
Process Cost	$6,937,244	$12	$4,302
Site G&A Cost	$190,039	$0	$118
Reclamation	$100,000	$0	$62
Net Operating Cost	$9,223,540	$15	$5,720

Initial Economic Assessment (“IA”)

RESPEC completed an IA by creating a cash-flow model based on the production schedule and resulting revenue stream in accordance with the costs presented. Only measured and indicated mineral resources were used to create the revenue stream and inferred resources were assumed to be waste. The IA limits the project to a mine life of 50 years for approximately 597 million tons with an average of 4,111 ppm LHM grade processed and a recovery of 65.7%. With $785.4 million in initial capital costs, processing costs of $4,302/ton of LHM, overall operating costs of $5,720/ton of LHM produced, and average annual production of 33,000 tons of LHM, RESPEC estimates a $10.05 billion after-tax net present value (NPV) at a 5% discount rate. At a discount rate of 10%, the after-tax net NPV is $4.67 billion. The project has a 69.8% Internal Rate of Return (IRR) and 2.3-year payback of initial capital. The IA is preliminary in nature and includes only measured and indicated material. There is no certainty that the conclusions reached in the IA will be realized. Mineral resources that are not categorized as reserves do not have demonstrated economic viability.

Mineral Rights and Annual Property Holding Costs

Ownership of the unpatented mining lode claims is in the name of the holder (locator), subject to the paramount title of the United States of America, under the administration of the U.S. Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining lode claims on federal lands, the locator has the right to explore, develop, and mine minerals on unpatented mining lode claims without payments of production royalties to the U.S. government, and subject to the surface management regulation of the BLM. The 517 unpatented lode claims include rights to all locatable subsurface minerals. Currently, annual claim-maintenance fees of $165 per claim are the only Federal payments related to unpatented mining lode claims. The annual property holding costs, including claim fees and county recording fees total $91,569 which include Annual Federal Claim Fees of $85,305 and Annual County Recording Fees of $6,264. Surface rights sufficient to explore, develop, and mine minerals on the unpatented mining lode claims are inherent to the claims as long as the claims are maintained in good standing. The surface rights are subject to all applicable state and federal environmental regulations.

Significant Encumbrances and Permitting

The Tonopah Flats property is owned 100% by the Company with no significant encumbrances or agreements such as leases, options, or purchase payments known and there are no royalties associated with the property. Tonopah Flats is currently operated as a mid-stage project with studies advancing for mineral resources, metallurgy and processing, engineering and economics, and environmental permitting. Key BLM permits and bonding for these activities are in place and include:

●	BLM Notice of Operations NVN-100850
●	The reclamation bonds associated with the above activities are:
○	Exploration Bond #4969389 current obligation - $59,646

The BLM Nevada State Office currently holds BLM cash bond number 4969389 with the Company as principal, in the amount of $59,646. The bond provides surface reclamation coverage for operations conducted by the Company at the Tonopah Flats property. The total projected surface disturbance for the exploration permits as of November 2023 is approximately 4.47 acres. The Company is currently in compliance with all issued permits.

Internal Controls

We have internal controls for reviewing and documenting the information supporting the exploration, describing the methods used, and ensuring the validity of the results. These internal control processes were not materially impacted by the adoption of S-K 1300. Information that is utilized to conduct exploration is prepared and certified by appropriate QPs and is subject to our internal review process, which includes review by a QP. The QP and management agree on the reasonableness of the criteria for the purposes of the exploration. Calculations using these criteria are reviewed and validated by the QP. We recognize the risks inherent in exploration, such as the geological complexity, interpretation and extrapolation of data, changes in operating approach, macroeconomic conditions and new data, among others. Overestimated resources resulting from these risks could have a material effect on future profitability.

A map of the project is included in Figure 1 below.

Figure 1: Tonopah Flats Lithium Exploration Project

Item 3. Legal Proceedings

On August 22, 2022, John Lukrich, former Chief of Staff at the Company, filed a complaint against the Company in California state court. The Company removed the action to federal court on diversity grounds, and the case is now pending in the United States District Court for the Northern District of California, Case No. 3:22-cv-06690. Lukrich asserts claims for: (1) Breach of Contract; (2) Failure to Timely Pay Wages; and (3) Violation of Labor Code Section 925, all related to his previous employment and associated compensation. Lukrich seeks general damages to recover the compensation he alleges is owed to him, declaratory relief related to the terms of his Offer Letter, attorneys’ fees, and costs. On September 1, 2024, the parties entered into a settlement agreement, agreeing to dismiss the case, wherein the Company agreed to monetary payments totaling $300,000, with each party bearing their own attorneys’ fees and costs. All settlement terms should then be completed, and the case dismissed with prejudice, in or around January 2025.

On July 27, 2023, the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”) notified the Company that Kimberly Eckert, former Chief Financial Officer, filed a complaint with case number 201018556 against the Company, alleging unlawful retaliation. Ms. Eckert alleges that she was unlawfully terminated by the Company. Specifically, Ms. Eckert alleges that the Company’s board of directors terminated her in retaliation for complaining about other officers of the Company allegedly withholding financial information from her. The Company served its response to the complaint on August 16, 2023, in order to provide OSHA with a written account of the facts and a statement of the Company’s position. The Company believes the claims are without merit and intends to vigorously contest the allegations in the complaint. Additionally, in a related complaint, on January 21, 2024, Ms. Eckert filed a Charge of Discrimination with the U.S. Equal Employment Opportunity Commission, Denver Field Office, case number 541-2023-03183, alleging that the Company discriminated against her due to her sex (female) and retaliation in violation of Title VII of the Civil Rights Act of 1964, as amended. The Company served its response to the complaint on August 16, 2023, in order to provide the agency with a written account of the facts and a statement of the Company’s position. The Company believes the claims are without merit and intends to vigorously contest the allegations in the complaint. With respect to the foregoing Eckert matters, no further agency or party action has been taken that is known to the Company as of June 30, 2024, and, as of the filing of this Form 10-K.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on The Nasdaq Capital Market under the trading symbol “ABAT”.

Holders

As of September 13, 2024, we had approximately 132 shareholders  of record, including our directors and officers.

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

ITEM 6. Reserved.

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

Overview

American Battery Technology Company (the “Company”) is a relatively new entrant in the lithium–ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its exploration of new domestic-United States primary resources of battery metals, development and commercialization of new technologies for the extraction of these battery metals from primary resources, and commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

To implement this business strategy, the Company has constructed its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The ramp-up and operations of this facility are of the highest priority to the Company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment which led to the Company’s first revenue generation in the fourth quarter of fiscal 2024. The Company has been awarded a competitively bid grant from the U.S. Advanced Battery Consortium to support a $2 million project to accelerate the development and demonstration of the technologies within this integrated lithium–ion battery recycling facility. The Company has also been awarded an additional grant from the U.S. Department of Energy (“DOE”) to support a $20 million project under the Bipartisan Infrastructure Law to validate, test, and deploy three next-generation disruptive advanced separation and processing recycling technologies.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a grant cooperative agreement from the DOE’s Advanced Manufacturing and Materials Technologies Office through the Critical Materials Innovation program to support a $4.5 million project for the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has also been awarded an additional grant award under the Bipartisan Infrastructure Law to support a $115 million project to design, construct, and commission a first-of-kind commercial-scale refinery to produce 30,000 MT of battery-grade lithium hydroxide per year from this resource.

The Company has completed the construction and commissioning of its lithium hydroxide (LiOH) pilot plant, marking a significant milestone in the commercialization of its internally-developed processes to access an unrealized domestic primary lithium resource. The construction and commissioning of this pilot plant enables the Company to demonstrate its technologies for accessing the lithium housed in its unconventional resource, Tonopah Lithium Flats Project (“TLFP”), in an integrated and continuous system, and to generate large amounts of battery grade lithium hydroxide for delivery to customers for qualifications and evaluation. The construction and operation of this pilot demonstration plant are supported by a competitively awarded grant from the DOE for this $4.5 million effort. Product from the pilot plant is being sent for analysis to confirm and validate the resource.

The Company has filed an Amended IA for its TFLP. The TFLP is one of the largest identified lithium resources in the United States, and while initial pit designs and economic analyses in previous assessments evaluated the full resource, this updated Initial Assessment utilizes a commercialization pathway with a more rigorous mine plan that contemplates utilization of only Measured and Indicated Mineral Resources, and excludes Inferred Mineral Resources, to supply the planned commercial-scale lithium hydroxide monohydrate (“LHM”) refinery. This commercialization pathway allows for an engineered phased development, with improved access to the higher quality portions of the resource, and improved project economics.

On March 28, 2024, the Company was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (the “48C program”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at the Company’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) near Reno, Nevada. As of June 30, 2024, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, the Company has been selected for an additional $40.5 million tax credit through the 48C program to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. As with the Company’s initial $19.5 million tax credit under the 48C program supporting the construction and buildout of its battery recycling facility in Nevada, this additional award was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. As of June 30, 2024, the Company has not incurred any qualifying expenditures towards this tax credit.

2024 Financial Highlights:

●	In the 4th quarter, the Company generated its first revenue from the sale of Black Mass produced by its first integrated lithium-ion battery recycling facility. Once fully ramped, this facility has the capacity to process approximately 20,000 MT/year of battery materials and to produce multiple streams of battery grade metals and other byproducts.
●	The prime agreement contract with the DOE for the Company’s grant to support its $115 million project for its commercial-scale lithium hydroxide refinery was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ended December 31, 2023.
●	The prime agreement contract with the DOE for the Company’s grant to support its $20 million project for its next-generation advanced battery recycling technologies was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ended December 31, 2023.
●	Government grant funding increased to $3.3 million for the fiscal year ended June 30, 2024, compared to $0.9 million during the prior year. Out of the current period’s $3.3 million in grant funding, $1.0 million was recorded as an offset to fixed assets, as reimbursements related to equipment purchases, and $2.3 million was recorded as an offset to research and development costs within the consolidated statement of operations.
●	As of June 30, 2024, the Company had total cash on hand of $7.0 million.
●	Cash used in investing activities was $12.9 million for the acquisition of property, construction, equipment, mineral rights and water rights for the fiscal year ended June 30, 2024. Cash used in the same period of the prior year totaled $36.7 million primarily for acquisition of the Peru facility, water rights and equipment.
●	Cash used in operations for the fiscal year ended June 30, 2024 was $16.9 million, compared to $13.4 million use of cash during the fiscal year ended June 30, 2023.
●	On August 29, 2023, the Company entered into a Securities Purchase Agreement for up to $51.0 million of a new series of senior secured convertible notes. To date, $25.0 million of these notes have been issued and the Company has no plans to use the remaining facility.
●	On April 3, 2024, the Company entered into an At-the-Market Sales Agreement (“ATM”) with Virtu Americas LLC having an aggregate offering price of up to $50.0 million which may be used to fund operations. During the fiscal year ended June 30, 2024, the Company sold 9,109,573 common shares and received proceeds of $12.1 million under the ATM.

Components of Statements of Operations

Revenue

During the year ended June 30, 2024, our net sales were $0.3 million. These sales related to our Black Mass product resulting from recycling operations and were the initial revenue generated by the Company. The materials were sold to a customer who took delivery at our plant and the materials will remain at our plant to be further processed when phase two of the plant is complete.

Cost of Goods Sold

Cost of goods sold during the year ended June 30, 2024 was $3.3 million, well above the value of the related revenue. The high cost of goods sold is related to the in-service date and depreciation of the recycling facility fixed assets, which is time based, and the finalization of the production process. We expect these costs to continue to rise but will be reduced as a percentage of revenue as we scale our production and gain efficiencies in the process.

Operating Expenses

During the fiscal year ended June 30, 2024, the Company incurred $44.8 million of operating expenses compared to $22.4 million of operating expenses during the fiscal year ended June 30, 2023. The increase is primarily due to the items described below:

General and administrative expenses consist of personnel, legal, finance, recruiting, business development, public relations, and general facility expenses. For the fiscal year ended June 30, 2024 and 2023, general and administrative expenses were $16.1 million and $12.8 million, respectively. The increase of $3.3 million is primarily related to increases in employee stock-based compensation, compliance and insurance costs.

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the fiscal year ended June 30, 2024, and 2023, were $14.3 million and $7.6 million, respectively. The increase of $6.8 million is primarily due to increased employee headcount, stock-based compensation, insurance and facility costs. These costs are partially offset by federal grant funds for awards that the Company has contracted with various United States federal agencies. The Company recognized an offset to its research and development costs of $3.3 million and $0.9 million related to these awards for the fiscal year ended June 30, 2024, and 2023, respectively.

Exploration costs consist primarily of personnel, drilling, assay, claim fees, office and warehouse costs, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $4.1 million for the fiscal year ended June 30, 2024, compared to $2.0 million during the prior year. The increase year-over-year resulted principally from increased drilling, assaying and engineering costs to further define and potentially upgrade the geological classification of the mineral rights.

An impairment loss on assets held-for-sale was recorded in the year ended June 30, 2024 and is related to certain assets, primarily to land and a building, at the Fernley, Nevada location the Company has decided to sell. Upon this decision, the Company performed a valuation analysis to determine the potential realizable value of these and that estimated amount was $10.2 million less than the carrying value of the assets. These assets have a carrying value of $8.4 million at June 30, 2024 and are subject to further impairment, if warranted, until the assets are sold.

Other (Expense) Income

Other expense was $4.7 million in the year ended June 30, 2024 versus other income of $0.2 million in the prior year. The increase of $4.9 million is primarily due to the accretion of financing costs of $4.2 million and the change in fair value of derivative liability of $0.3 million. During the fiscal year ended June 30, 2024, the Company reported a correction of prior periods related to the derivative liability (see Note 3 of the consolidated financial statements for further detail).

Net Loss

During the fiscal year ended June 30, 2024, the Company incurred a net loss of $52.5 million or $1.02 loss per share compared to a net loss of $22.2 million or $0.51 loss per share during the fiscal year ended June 30, 2023.

Liquidity and Capital Resources

At June 30, 2024, the Company had cash of $7.0 million and total assets of $77.7 million compared to cash of $2.3 million and total assets of $74.7 million at June 30, 2023. The increase in cash is primarily due to utilization of the common stock purchase agreement with Tysadco and ATM agreement with Virtu offset by many uses of cash for the continued build out of our production process during the year.

The Company had total current liabilities of $15.8 million at June 30, 2024, compared to $13.7 million at June 30, 2023. The increase is primarily related to an increase in accounts payable and accrued liabilities which include the full amount of $1.8 million related to the settlement of Mercuria Marketing Agreement.

As of June 30, 2024 the Company had positive working capital of $2.2 million compared to a working capital deficiency of $9.0 million at June 30, 2023. The positive working capital is related to the current classification of $8.4 million of held-for-sale assets at June 30, 2024. Absent this classification, we would have a working capital deficiency of $5.8 million compared to a deficiency of $9.0 million in the prior year. The working capital deficiency is largely attributed to the current classification of all of the convertible notes, as well as acquisitions of property and equipment and cash used in operating activities.

Going Concern

The continuation of the Company as a going concern is dependent upon generating profit from its operations and its ability to obtain debt or equity financing. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings, or obtain them on favorable terms, which could limit its operations. Any such financing activities are subject to market conditions. These uncertainties cause substantial doubt about the Company’s ability to continue as a going concern for 12 months from issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

The going concern assessment excludes the Company’s at-the-market (“ATM”) offering, which could provide a source of liquidity.

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $50,000,000, subject to the terms and conditions of the Sales Agreement. During the period, the Company sold 9,109,573 common shares for total proceeds of $12.1 million.

Based on our current operating plan, unless we generate income from the operations of our facilities and receipt of cash from United States Government grant awards, raise additional capital (debt or equity), it is possible that we will be unable to maintain our financial covenants under our existing Note agreement, which, if such violation is not waived, could result in an event of default, causing an acceleration of the outstanding balances. If we do raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interest of our existing stockholders may be diluted.

Grant Awards

On January 20, 2021, the US DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (“AMO grant”) was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022. As of June 30, 2024, the cumulative funds invoiced for this grant totaled $1.7 million, which represents 73% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the US Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $500,000 of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022. As of June 30, 2024, the cumulative funds invoiced for this grant totaled $0.5 million, which represents 97% of the total eligible reimbursements.

On October 21, 2022, the US DOE announced that the Company has been selected for award negotiation for a five-year project with a total budget of $115.5 million to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award in fiscal 2024. As of June 30, 2024, the cumulative funds invoiced for this grant totaled $1.7 million, which represents 3% of the total eligible reimbursements.

On November 17, 2022, the US DOE announced that the Company has been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $10.0 million. The Company is expected to begin receiving funds associated with this during the fiscal year ended June 30, 2024. As of June 30, 2024, the cumulative funds invoiced for this grant totaled $0.6 million, which represents 6% of the total eligible reimbursements.

Cash Flows

For the fiscal years ended June 30:

	2024	2023
Cash Flows used in Operating Activities	$(16,736,231)	$(13,367,982)
Cash Flows used in Investing Activities	$(12,969,219)	$(36,716,761)
Cash Flows provided by Financing Activities	$34,387,087	$23,415,724
Net Increase (Decrease) in Cash During the Period	$4,681,637	$(26,669,019)

Cash from Operating Activities.

During the fiscal year ended June 30, 2024, the Company used $16.7 million of cash for operating activities as compared to $13.4 million used during the fiscal year ended June 30, 2023. The increase is mainly due to non-cash items related to the write down loss on held-for-sale assets of $10.3 million, stock-based compensation expense of $14.6 million, and accretion of financing costs of $4.2 million. The change in operating assets was mainly driven by costs for engineering and research and development as well as increased exploration expenses. Increased engineering and research and development costs were to support the development of the Company’s process for the recycling of lithium-ion batteries and for the extraction of lithium from the Company’s lithium claystone mining claims. The Company has also incurred a steady increase in exploration activity expenses as it continues to evaluate its claims in the Tonopah, Nevada region. General and administrative expenses have increased to further support the Company’s business objectives.

Cash from Investing Activities

During the fiscal year ended June 30, 2024, the Company used cash for investing activities of $12.9 million, consisting primarily of $11.4 million related to property and equipment for its recycling facilities. This is in comparison to cash used for investing activities of $36.7 million for the fiscal year ended June 30, 2023, including $28.6 million of acquisition costs associated with property and equipment for its recycling facilities and $8.1 million for mineral rights acquired in Tonopah, Nevada.

As of June 30, 2024, the Company had total non-current assets of $59.3 million compared to $69.9 million at June 30, 2023. The Company will continue to see an increase in investing activities as it continues to invest heavily in its recycling and primary resource extraction activities.

Cash from Financing Activities

During the year ended June 30, 2024, the Company had net cash provided by financing activities of $34.4 million compared to $23.4 million for the fiscal year ended June 30, 2023. The increase is due to the use of share purchase agreements.

During the period, the Company issued 17.3 million shares of common stock pursuant to purchase agreements for net proceeds of $38.1 million and the Company issued convertible notes for net proceeds of $20.3 million. These were partially offset by repayment of notes payable during the period totaling $24 million.

Off-Balance Sheet Arrangements

As of June 30, 2024 and 2023, we had no off-balance sheet arrangements.

Working Capital

	June 30, 2024	June 30, 2023
Current Assets	$18,406,048	$4,753,588
Current Liabilities	$15,798,298	$13,389,864
Working Capital (Deficiency)	$2,231,922	$(8,636,276)

Future Financings

We will continue to rely on sales of our common shares, debt, or other financing to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the securities or arrange for debt or other financing to fund planned operating activities, acquisitions and exploration activities.

Critical Accounting Estimates and Judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results could differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience, trends, or subsequent realization depending on the nature and predictability of the estimates and contingencies.

Certain accounting estimates, including those concerning revenue recognition, share based compensation, impairments of long-lived assets, assets held-for-sale, and accounting for income taxes, are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates. These are described below. For further information on our accounting policies, see Note 3 to our consolidated financial statements.

Fair Value Measurements

Recurring Valuations. The Company’s recurring fair value measurements include the valuation of the derivative liability for the bifurcated notes payable freestanding call option. In making these fair value determinations, we were required to make assumptions that affected the recorded amounts, including volatility, risk free rates, and duration of time. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain.

Nonrecurring Valuations. The Company’s nonrecurring fair value measurements include the valuation of assets held-for-sale. In making these fair value determinations, we were required to make assumptions that affected the recorded amounts, including estimates related to construction work, comparable market listings for similar assets and current market conditions. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain.

Revenue Recognition

Revenue recognition requires judgment and the use of estimates, especially in identifying and evaluating the various non-standard terms and conditions in our contracts with customers as to their effect on reported revenue.

We account for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenue upon the transfer of services or products to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We apply a five-step framework to recognize revenue as described in our Revenue Recognition policy included in Note 3 of our consolidated financial statements included in this Annual Report on Form 10-K.

Generally, we recognize revenue related to sales of our products upon shipment, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The Company has limited revenue recognition history. There are no provisions for payment discounts, product return allowances and uncollectable accounts at this time.

Bill and Hold Transactions

The majority of revenue is derived from a bill and hold arrangement. In this case, at the customer’s request, we enter into bill-and-hold transaction whereby title transfers to the customer, but the product does not ship until a specified later date. We recognize revenue associated with bill-and-hold arrangements when the product is complete and ready to ship, hold criteria have been met, the amount due from the customer is fixed, and collectability of the related receivable is reasonably assured. All of the foregoing requires us to apply our judgment. Bill-and-hold arrangements most often occur when the customer requests us to hold the product for potential future processing or until they provide us further instructions at a later date to ship the product to a different location.

Assets Held-for-Sale

Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of long-lived assets. The Company used critical judgements in analyzing certain market data and estimates to calculate the value of the assets held-for-sale. Significant assumptions that form the basis of fair value include market comparison of similar properties, construction cost estimates and using certain dollar per square foot amounts to derive fair value. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain.

Stock-Based Compensation

The fair value of share-based payments are subject to the limitations of the Black-Scholes option pricing model that incorporates market data and involves uncertainty in estimates used by management in the assumptions. Because the Black-Scholes option pricing model requires the inputs of highly subjective assumptions, including the volatility of share prices, changes in subjective input assumptions can materially affect the estimate.

Accounting for Income Taxes

Tax interpretations, regulations and legislation in the various jurisdictions in which the Company operates are subject to change and interpretation. As such, income taxes are subject to measurement uncertainty. Assessing the recoverability of deferred tax assets requires the Company to make estimates related to the expectations of future taxable income and the application of existing tax laws. To the extent that future taxable income differs significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted.

New Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. For further discussion on recent accounting pronouncements, please see Note 3, “Accounting Pronouncements,” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Financial Statements

For the fiscal years ended June 30, 2024, and June 30, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
American Battery Technology Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of American Battery Technology Company and subsidiaries (the Company) as of June 30, 2024, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring net losses from operations, is generating negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of held for sale assets

As discussed in Note 7 to the financial statements, the Company has classified certain assets as held for sale given the intent to sell as of June 30, 2024. These assets held for sale (disposal group) are comprised of land and building long-lived assets with a carrying amount of $18.6 million. The Company recorded a write down loss on the assets held for sale of $10.3 million for the fiscal year ended June 30, 2024. The fair value of assets held for sale is classified as Level 3 of the fair value hierarchy and was determined based on indicative listing prices of the assets.

We identified the evaluation of the fair value of the disposal group as a critical audit matter. Subjective auditor judgment was required to evaluate the valuation technique and certain key assumptions used to develop the fair value less cost to sell of the disposal group as changes to the valuation technique and key assumptions used may have a significant effect on the Company’s determination of the fair value measurement. Key assumptions included the improved building value per square foot and excess land per square foot. Additionally, the evaluation of the valuation technique and key assumptions required specialized knowledge.

The following are the primary procedures we performed to address this critical audit matter. We compared management’s estimate of fair value for the disposal group to a broker’s opinion of value obtained from the Company’s broker. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the methodology and key assumptions used in the determination of the fair value less cost to sell of the building and land classified as held for sale, including

●	evaluating whether the valuation technique used was appropriate in the context of the Company’s financial reporting framework and business environment in which they operate.

●	assessing the reasonableness of the assumptions for improved building value per square foot and excess land value per square foot by comparing to market comparable building and land transactions with similar attributes.

We have served as the Company’s auditor since 2024.

Portland, Oregon

September 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Battery Technology Company

Opinion on the Financial Statements

We have audited, before the effects of the adjustments for the correction of the error described in Note 3, the consolidated balance sheet of American Battery Technology Company (the “Company”) as of June 30, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (the 2023 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). In our opinion, except for the effects of the adjustments for the correction of the error described in Note 3, the 2023 financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments have been audited by other auditors.

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

/s/ Marcum LLP

We served as the Company’s auditor from 2021 to January 4, 2024.

Costa Mesa, California

September 27, 2023

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Balance Sheets

	June 30, 2024	June 30, 2023
ASSETS

Current assets

Cash	$7,001,786	$2,320,149
Accounts receivable	228,499	-
Inventory (Note 4)	154,320	125,204
Grants receivable (Note 5)	191,522	320,457
Prepaid expenses and deposits	1,813,050	1,637,230
Subscription receivable	608,333	350,550
Assets held-for-sale (Note 7)	8,408,538	-

Total current assets	18,406,048	4,753,590

Other deposits (Note 6)	-	27,740,587
Property and equipment, net (Note 7)	46,314,966	29,946,099
Mining properties (Note 8)	8,392,977	8,223,323
Intangible assets (Note 9)	4,519,038	3,851,899
Right-of-use asset (Note 12)	42,103	143,154

Total assets	$77,675,132	$74,658,652

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 10)	$9,350,937	$7,734,864
Notes payable (Note 11)	6,447,361	6,000,000

Total current liabilities	15,798,298	13,734,864

Equity compensation liability (Note 15)	409,194	-
Long-term liabilities (Note 12)	-	54,304

Total liabilities	16,207,492	13,789,168

Commitments and contingencies (Note 18)	-	-

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 80,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 64,061,763 and 45,888,131 common shares as of June 30, 2024 and June 30, 2023, respectively	64,059	45,887

Additional paid-in capital	275,589,383	223,134,798
Common stock issuable	(857,470)	(1,484,693)
Accumulated deficit	(213,328,332)	(160,826,508)

Total stockholders’ equity	61,467,640	60,869,484

Total liabilities and stockholders’ equity	$77,675,132	$74,658,652

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Operations

	Fiscal year ended June 30, 2024	Fiscal year ended June 30, 2023

Revenue	$343,500	$-
Cost of goods sold	3,304,707	-
Gross loss	(2,961,207)	-

General and Administrative	16,106,807	12,848,131
Research and development	14,325,681	7,565,735
Exploration	4,121,941	2,014,341
Impairment charge on held-for-sale assets	10,254,037	-

Total operating expenses	44,808,466	22,428,207

Net loss before other income (expense)	(47,769,673)	(22,428,207)

Other income (expense)

Interest expense	(158,078)	(128,560)
Amortization and accretion of financing costs	(4,194,971)	-
Unrealized loss on investment	(62,497)	(9,764)
Gain on sale of mining claims	-	298,391
Change in fair value of derivative liability	(338,886)	-
Other income	22,281	77,000

Total other income (expense)	(4,732,151)	237,067

Net loss attributable to common stockholders	$(52,501,824)	$(22,191,140)

Net loss per share, basic and diluted	$(1.02)	$(0.51)

Weighted average shares outstanding, basic and diluted	51,243,106	43,754,913

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statement of Stockholders’ Equity

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2022	-	$-	-	$-	42,942,576	$42,943	$188,151,484	$75,000	$(138,635,368)	$49,634,059

Shares issued for services	-	-	-	-	10,009	10	103,579	(59,693)	-	43,895

Shares issued upon vesting of share-based awards	-	-	-	-	399,024	399	(399)	-	-	-

Stock-based compensation expense	-	-	-	-	-	-	9,757,395	-	-	9,757,395

Shares issued pursuant to share purchase agreement	-	-	-	-	433,333	433	3,908,490	-	-	3,908,923

Shares issued towards plant acquisition	-	-	-	-	733,333	733	7,358,267	(1,500,000)	-	5,859,000

Shares issued pursuant to registration statement	-	-	-	-	952,381	952	8,856,399	-	-	8,857,351

Shares issued from private placement, net of issuance costs	-	-	-	-	476,187	476	4,999,524	-	-	5,000,000

Shares reclaimed from former service provider	-	-	-	-	(58,712)	(59)	59	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	(22,191,140)	(22,191,140)

Balance, June 30, 2023	-	$-	-	$-	45,888,131	$45,887	$223,134,798	$(1,484,693)	$(160,826,508)	$60,869,484

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statement of Stockholders’ Equity

	Series A Preferred Shares		Series C Preferred Shares		Common Shares		Additional Paid-In	Common Stock	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2023	-	$-	-	$-	45,888,131	$45,887	$223,134,798	$(1,484,693)	$(160,826,508)	$60,869,484

Shares issued for services	–	–	–	–	1,326	1	15,172	(15,306)	–	(133)

Shares issued upon vesting of share-based awards	–	–	–	–	1,291,590	1,291	(1,291)	–	–	–

Stock-based compensation expense	–	–	–	–	–	–	14,500,124	–	–	14,500,124

Shares issued pursuant to rounding of share reverse split	–	–	–	–	59,164	59	(59)	–	–	-

Shares reclaimed pursuant to asset acquisition	–	–	–	–	(128,206)	(128)	(1,255,649)	1,500,000	–	244,223

Shares issued pursuant to share purchase statement	–	–	–	–	16,830,997	16,831	39,158,909	(857,471)	–	38,318,269

Shares issued pursuant to warrant exercises costs	–	–	–	–	118,761	118	37,379	-	–	37,497

Net loss for the period	–	–	–	–	–	–	–	–	(52,501,824)	(52,501,824)

Balance, June 30, 2024	–	$–	–	$–	64,061,763	$64,059	$275,589,383	$(857,470)	$(213,328,332)	$61,467,640

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Cash Flows

	Fiscal year ended June 30, 2024	Fiscal year ended June 30, 2023

Operating Activities

Net loss attributable to common stockholders	$(52,501,824)	$(22,191,140)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	1,678,730	96,681
Amortization and accretion of financing costs	4,194,971	-
Amortization of right-of-use asset	101,051	101,049
Impairment charge on held-for-sale assets	10,254,037	-
Stock-based compensation	14,566,318	9,757,395
Shares issued for professional services	(133)	43,895
Change in fair value of derivative liability	338,886	-

Changes in operating assets and liabilities:

Accounts receivable	(228,499)	-
Inventory	(29,116)	(125,204)
Grant receivables	128,935	(320,457)
Prepaid expenses and deposits	(551,420)	(887,403)
Accounts payable and accrued liabilities	5,311,833	157,204

Net cash used in operating activities	(16,736,231)	(13,367,980)

Investing Activities

Other acquisition deposits	(279,878)	(21,881,587)
Acquisition of property and equipment	(11,752,994)	(6,761,851)
Purchase of mining properties	(169,654)	(8,073,323)
Purchase of water rights/intangible assets	(766,693)

Net cash used in investing activities	(12,969,219)	(36,716,761)

Financing Activities

Proceeds from exercise of share purchase warrants	37,497	-
Principal paid on notes payable	(24,000,000)	-
Proceeds from notes payable, net of debt discount	20,289,104	6,000,000
Proceeds from issuance of common shares, net of issuance costs	-	13,857,351
Proceeds from share purchase agreements	38,060,486	3,558,373

Net cash provided by financing activities	34,387,087	23,415,724

Increase (decrease) in cash	4,681,637	(26,669,017)

Cash – beginning of period	2,320,149	28,989,166

Cash – end of period	$7,001,786	$2,320,149

Supplemental disclosures (Note 17)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2024 and June 30, 2023

1.	Organization and Nature of Operations

American Battery Technology Company (the “Company”) is a relatively new entrant in the lithium-ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have a limited operating history and generated our initial revenue in the fourth quarter of fiscal 2024. Our principal executive offices are located at 100 Washington Ave., Suite 100, Reno, Nevada 89503.

2.	Liquidity and Going Concern Considerations

During the fiscal year ended June 30, 2024, the Company incurred a net loss of $52.5 million  and used cash of $16.7 million for operating activities. At June 30, 2024, the Company has an accumulated deficit of $213.3 million.

The continuation of the Company as a going concern is dependent upon generating profit from its operations and its ability to obtain debt or equity financing. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings, or obtain them on favorable terms, which could limit its operations. Any such financing activities are subject to market conditions. These uncertainties cause substantial doubt about the Company’s ability to continue as a going concern for 12 months from issuance of these financial statements. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

The going concern assessment excludes the Company’s at-the-market (“ATM”) offering (Note 13), which could provide a source of liquidity.

Based on our current operating plan, unless we generate income from the operations of our facilities and receipt of cash from U.S. Government grant awards, raise additional capital (debt or equity), it is possible that we will be unable to maintain our financial covenants under our existing Note agreement (Note 11), which, if such violation is not waived, could result in an event of default, causing an acceleration of the outstanding balance. If we do raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interest of our existing stockholders may be diluted.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (inactive) and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABMC AG, LLC (inactive). All inter-company accounts and transactions, if any, have been eliminated upon consolidation.

On September 11, 2023, the Company effected a one-for-fifteen reverse stock split with respect to the issued and outstanding shares of common stock. All share and per-share amounts included in this Form 10-K are presented as if the stock split had been effective from the beginning of the earliest period presented.

Immaterial Correction of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s fiscal year 2023 consolidated financial statements, the Company identified errors in the application of Accounting Standards Codification (“ASC”) 710, “Compensation-General,” and ASC 718, “Compensation-Stock Compensation,” related to expense recognition for cash and equity awards that are subject to both service and performance conditions. ASC 710 and ASC 718 require recognition of compensation cost once achievement of the performance condition becomes probable as the requisite service is provided. Historically, the Company did not recognize compensation cost for certain cash and equity awards until the performance conditions in the form of milestones were achieved, and for the Company’s common share warrant performance-based awards, no compensation cost had previously been recognized when the performance conditions either became probable of achievement or were achieved. As the common share warrant and restricted stock unit (“RSU”) performance-based awards to executive officers and key employees are granted with a fixed dollar value and settled in a variable number of common share warrants or RSUs, these awards are liability-classified until the number of common share warrants or RSUs are fixed, and the corresponding compensation cost should be recorded to current or long-term liabilities, or additional paid-in capital, depending on expected timing of settlement of the award, once the performance conditions become probable of achievement.

The correction of this error resulted in an increase in compensation cost of $0.9 million as of and for the fiscal year ended June 30, 2023. As certain of these awards are liability-classified, the correction of this error resulted in an increase of $0.3 million in accounts payable and accrued liabilities for the current portion of the awards, and an increase of $0.8 million in additional paid-in capital for the awards where the number of common share warrants or RSUs are fixed as of June 30, 2023.

The Company has evaluated the effects of the correction detailed in the tables below on the previously issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC 250, “Accounting Changes and Error Corrections.” The Company has concluded such corrections to be immaterial to its previously issued consolidated financial statements. While management believes the effect of the error is immaterial to the Company’s previously issued consolidated financial statements as of and for the year ended June 30, 2023, the financial statement line items impacted by this error have been corrected.

The tables below reflect the sections of the Company’s consolidated financial statements that were impacted by the error.

CONSOLIDATED BALANCE SHEET

	June 30, 2023
	As Reported	Adjustments	As Corrected
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$7,389,864	$345,000	$7,734,864
Total current liabilities	13,389,864	345,000	13,734,864
Total liabilities	13,444,168	345,000	13,789,168

Stockholders’ equity
Additional paid- in capital	$222,626,865	$507,933	$223,134,798
Accumulated deficit	(159,973,575)	(852,933)	(160,826,508)
Total stockholders’ equity	61,214,484	(345,000)	60,869,484

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal year ended June 30, 2023
	As Reported	Adjustments	As Corrected

Operating expenses
General and administrative	$11,960,831	$887,300	$12,848,131
Research and development	7,703,895	(138,160)	7,565,735
Exploration	1,910,548	103,793	2,014,341
Total operating expenses	21,575,274	852,933	22,428,207

Net loss before other income (expense)	$(21,575,274)	$(852,933)	$(22,428,207)

Net loss attributable to common stockholders	$(21,338,207)	$(852,933)	$(22,191,140)
Net loss per share, basic and diluted	$(0.49)	$(0.02)	$(0.51)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Fiscal year ended June 30, 2023
	As Reported	Adjustments	As Corrected
Stockholders’ Equity

Additional paid-in capital:
Stock-based compensation expense	$9,249,462	$507,933	$9,757,395
Balance, June 30, 2023	$222,626,865	$507,933	$223,134,798

Accumulated deficit
Net loss for period	$(21,338,207)	$(852,933)	$(22,191,140)
Balance, June 30, 2023	(159,973,575)	$(852,933)	$(160,826,508)
Total stockholders’ equity
Balance, June 30, 2023	$61,214,484	$(345,000)	$60,869,484

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal year ended June 30, 2023
	As Reported	Adjustments	As Corrected

Operating Activities
Net loss attributable to common stockholders	$(21,338,207)	$(852,933)	$(22,191,140)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,249,462	507,933	9,757,395
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$(187,796)	$345,000	$157,204

Net cash used in operating activities	$(13,367,980)	$-	$(13,367,980)

b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, useful lives of fixed assets, valuation and recoverability of long-lived assets and intangible assets, fair value less cost to sell of assets held-for-sale, and deferred income tax asset valuation allowances.

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

c)	Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and 2023.

d)	Inventory

Inventory is stated at the lower of cost or market (net realizable value). The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified.

e)	Long-lived Assets

Long-lived assets, such as property and equipment, mineral properties, and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360, “Property, Plant, and Equipment.” Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist of buildings, vehicles, equipment, and land. Buildings, vehicles and equipment are depreciated on a straight-line basis over their estimated value lives, which are as follows:

Buildings	39 years
Building improvements	15 years
Equipment & vehicles	5 years

The recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis or comparable market values. Any impairment in value is recognized as an expense in the period when the impairment occurs. The Company took an impairment loss on assets it has decided to sell and are classified as held-for-sale. The impairment loss was recorded in the fiscal ended June 30, 2024 and is related to certain assets comprised primarily of land and a building at the Fernley, Nevada location. No other impairment charges were recorded in the fiscal years ended June 30, 2024 and 2023.

Expenses for major repairs and maintenance which extend the useful lives of property and equipment are capitalized. All other maintenance expenses, including planned major maintenance activities, are expensed as incurred. Gains or losses from property disposals are included in income or loss from operations.

f)	Leases

The Company accounts for its leases under ASC 842, “Leases.” Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use assets are amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the right-of-use assets and lease liabilities, the Company elected the practical expedient to combine lease and non-lease components. Additionally, the Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

g)	Mining Properties

Costs of lease, exploration, carrying and retaining unproven mineral properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it will enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. Interest expense, if any allocable to the cost of developing mining properties and to construct new facilities, is capitalized until assets are ready for their intended use. For the fiscal years ended June 30, 2024 and 2023, no interest expense was capitalized.

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

h)	Intangible Assets

Intangible assets consist of water rights that have indefinite useful lives and are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value. Annually, or when there is a triggering event, the Company first performs a qualitative assessment by evaluating all relevant events and circumstances to determine if it is more likely than not that the indefinite-lived intangible assets are impaired; this includes considering any potential effect on significant inputs to determining the fair value of the indefinite-lived intangible assets. When it is more likely than not that an indefinite-lived intangible asset is impaired, then the Company calculates the fair value of the intangible asset and performs a quantitative impairment test. The Company performs its annual impairment test on June 30. No impairment charges for intangible assets were recorded in the fiscal year ended June 30, 2024 and 2023.

i)	Assets Held-For-Sale

The Company classifies assets as held-for-sale (“disposal group”) in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. The fair values of disposal groups are estimated using accepted valuation techniques, including indicative listing prices. The Company considers historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held-for-sale are not amortized or depreciated.

j)	Accrued Claims and Contingencies

The Company is subject to various claims and contingencies related to lawsuits. A liability is recorded for claims, legal costs or other contingencies when the risk of loss is probable and reasonable estimable. The required reserves may change due to new developments in each period.

k)	Convertible Notes

The Company evaluates all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The Company accounts for its convertible notes as a long-term liability, with the current portion reclassified to a short-term liability, equal to the proceeds received from issuance, including any embedded conversion features, net of the unamortized debt discount and offering costs in the accompanying unaudited condensed consolidated balance sheets. The debt discount, debt issuance and offering costs are amortized over the term of the convertible notes, using the effective interest method, as interest expense in the accompanying consolidated statements of operations.

l)	Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in earnings in the consolidated statements of operations.

m)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is an exit price concept that assumes an orderly transaction between willing market participants and is required to be based on assumptions that market participants would use in pricing an asset or a liability. Current accounting guidance establishes a three-tier fair value hierarchy as a basis for considering such assumptions and for classifying the inputs used in the valuation methodologies. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities that the reporting entity can assess at the measurement date.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability which include the Company’s assumptions regarding the data market participants would use in pricing the asset or liability based on the best information available under the circumstances.

The carrying values of the Company’s cash, accounts receivable, prepaid expenses and deposits, notes payable, accounts payable and accrued liabilities approximates fair value due to their short maturities.

The Company’s recurring fair value measurements include the valuation of the derivative liability for the bifurcated notes payable freestanding call option. See Note 11 for relevant fair value disclosures. Given use of unobservable inputs, there is inherently uncertainty that the inputs could reasonably have been different as of the reporting date.

The Company’s non-recurring fair value measurements include the valuation of the assets held-for-sale as of June 30, 2024. See Note 7 for relevant fair value disclosures.

n)	Revenue Recognition

The Company’s initial revenues were recorded in the fourth quarter of fiscal year 2024 and were generated from the operation of the lithium-ion battery recycling plant. The Company follows the five-step approach to revenue recognition in accordance with ASC 606, “Revenue from Contracts with Customers:”

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue from the sale of black mass and services for recycling lithium-ion batteries which includes coordination of logistics and destruction of batteries. Revenue is measured based on the consideration to which the Company expects to be entitled under a contract with a customer. The Company recognizes revenue when it transfers control of a product or service to a customer as outlined in the contractual terms. The Company has elected the practical expedient to not recognize a financing component when payment is expected within one year of satisfaction of the performance obligation. Payment terms are typically 30 days or less.

For sale of products, revenue is recognized when control of the goods has transferred, typically when the goods have been transferred to the customer. A receivable is recognized by the Company when the goods are transferred to the customer as this represents the point in time at which the right to consideration becomes unconditional, as only the passage of time is required before payment is due. Recycling service revenue is recognized at a point in time either upon receipt of the batteries from the customers or upon completion of the services. The price for services is separately identifiable within each contract.

Bill and Hold Arrangements

As of June 30, 2024, the Company has entered into bill and hold arrangements with a certain customer. Under these arrangements, the Company recognizes revenue at the time of billing, even though the physical transfer of goods has not yet occurred. The following criteria are met to recognize revenue under a bill and hold arrangement:

1.	The goods are identified separately as belonging to the customer: The goods are segregated and set aside for the customer.
2.	The goods are ready for physical transfer: The goods are completed and ready for shipment, but the customer has requested that they be held for a specified period.
3.	The arrangement is substantive: The customer has requested the arrangement and the agreement specifies the terms for delivery and billing.
4.	The risks and rewards of ownership have been transferred: The customer has assumed the risks and rewards of ownership even though the goods are not yet physically transferred. This is typically demonstrated through the customer’s commitment to pay and the assurance that the goods will not be returned.

In the ordinary course of business, the Company may have consideration payable to customers in relation to recycling services in the form of battery feedstock purchases, which is recognized in the cost basis of the inventory and is not netted against revenues.

o)	Cost of Goods Sold

Cost of goods sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense, repair and maintenance expense and direct and indirect overhead expenses associated with manufacturing product for sale.

p)	Exploration Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment,” at each period end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized on a prospective basis. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. As of June 30, 2024 and 2023, the Company has not capitalized any such mineral property costs.

q)	Research and Development Costs

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, “Research and Development.” ASC 730-10-25 requires that all R&D costs be recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable. As of June 30, 2024, no costs associated with R&D activities have been capitalized.

The Company has been awarded U.S. federal grant awards for specific R&D programs. Under Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance,” the Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs are incurred. As the federal grants receivable are not deemed to have any significant realization risk, the Company believes this best reflects the expected net expenditures associated with these programs.

r)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation,” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company utilizes the Black Scholes method when calculating stock-based compensation expense relating to stock option awards and warrants.

The table below sets forth the assumptions used on the date of grant for estimating the fair value of options granted during the fiscal years ending June 30:

	2024	2023
Weighted average expected term (years)	3.00 - 5.00	5.00
Risk-free interest rate	4.31% - 4.62%	4.33%
Dividend yield	0%	0%
Volatility	95.85% - 135.46%	140.61%

The Company records the stock-based compensation expense attributed to share awards in accordance with US GAAP using the graded-vesting method. The Company amortizes the grant date fair value over the respective vesting period, beginning with recognition on the date of grant. Compensation in the form of warrants is limited to executives, and recorded as a liability until the warrant is exercised or expires. Executives may also receive compensation in the form of RSUs that are recorded as a liability until the award is settled in shares of common stock. The liability classification of these awards is based on the total value of the award granted at a fixed value but settled in a variable number of warrants or RSUs until the performance milestones are achieved and the warrants or RSUs are issued.

s)	Income Taxes

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

Any uncertain tax position liabilities have been applied against the deferred tax balance given that there is a sufficient net operating loss to cover any penalties and fees associated with the uncertain tax position. The Company assesses each of its identified uncertain positions and determines whether any potential penalties and interest liability should be accrued at the consolidated balance sheet dates. Interest and penalties accrued on unrecognized tax benefits are included within income tax expense in the consolidated financial statements.

Due to the Company’s net loss position since inception, the likelihood of deferred tax assets being realized does not meet the more likely than not assessment guidelines. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded at June 30, 2024 and 2023.

t)	Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and awards. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share

The Company had the following potentially dilutive shares outstanding as of June 30:

	2024	2023
Convertible notes	769,342	-
Warrants	6,928,758	5,729.360
Share awards outstanding	3,428,604	1,736,376
Total potentially dilutive	11,126,704	7,465,736

u)	Government Grant and Tax Credit Awards

For government grants, the Company recognizes a benefit in the consolidated statements of operations, as a reduction to the expense for which the individual government grant is designed to compensate, over the duration of the program when the Company has reasonably assurance that it will comply with the conditions under the grant and that the grant will be received. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful life.

v)	Segments

The Company operates as one segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis. As the Company operates as one operating segment, all required segment financial information is found in the consolidated financial statements.

w)	Reclassifications

Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current period presentation. These reclassifications had no significant effect on the result of operations or financial position for any period presented.

x)	Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendment in this update expands segment disclosures by requiring disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This update is effective for our annual report for fiscal year 2025, for interim period reporting beginning in fiscal year 2026, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the consolidated financial statements. We are currently evaluating the timing of adoption and the impact of this ASU on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures.” The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for our annual report for fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the timing of adoption and impact of this ASU on our consolidated financial statements and related disclosures.

4.	Inventories

The Company’s inventory for its lithium-ion battery recycling operation is comprised of raw materials, in the form of battery feedstock, and finished goods, in the form of black mass and other metals. Inventory is valued at the lower of average cost or net realizable value. The net carrying value of inventory includes those costs to acquire battery feedstock and any related carrying and processing costs incurred by the Company.

The table below presents the components of inventory as of June 30:

	2024	2023
Raw materials	$66,088	$125,204
Finished goods	88,232	-
	$154,320	$125,204

5.	Government Grant and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $0.2 million and $0.3 million as of June 30, 2024 and 2023, respectively. The Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs were incurred. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful life.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of June 30, 2024, the cumulative funds invoiced for this grant totaled $1.7 million, which represents 73% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium as part of a competitively bid project, through which the Company will receive reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ending June 30, 2023. As of June 30, 2024, the cumulative funds invoiced for this grant totaled $0.5 million, which represents 97% of the total eligible reimbursements.

On October 21, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of June 30, 2024, the cumulative funds invoiced for this grant totaled $1.7 million, which represents 3% of the total eligible reimbursements.

On November 17, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of June 30, 2024, the cumulative funds invoiced for this grant totaled $0.6 million, which represents 6% of the total eligible reimbursements.

On March 28, 2024, the Company was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (“48C”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit provides up to a 30% credit on investments to build production facilities for advances in technology and may be utilized both for the reimbursement of capital expenditures spent to date at the Company’s battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) in McCarran and future build out of additional phases of our production capabilities at this facility. As of June 30, 2024, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, the Company was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of June 30, 2024, the Company has not incurred any qualifying expenditures towards this tax credit.

The table below summarizes the effects of government grants on the consolidated financial statements for the fiscal years ended June 30:

	2024	2023
Reductions to research and development costs	$(2,317,987)	$(902,525)
Reductions to property and equipment costs	(1,025,347)	-
Total cost reductions due to grant reimbursements received	$(3,343,334)	$(902,525)

6.	Other Deposits

On March 1, 2023, the Company and Linico Corporation (“Linico”) entered into an Asset Purchase Agreement (“APA”) whereby the Company acquired specific tangible equipment and personal property for an aggregate purchase price of $6.0 million. Contemporaneously with the signing of the APA, the Company and Linico entered into another agreement, the Membership Interest Purchase Agreement (“MIPA”), whereby the Company would acquire 100% of the membership interests in Aqua Metals Transfer, LLC, principally real property consisting of land and a building in the Tahoe-Reno Industrial Center (“TRIC”) at 2500 Peru Drive, McCarran, Nevada, for an aggregate purchase price of $21.6 million.

On June 30, 2023, the Company and Linico entered into an amendment to the MIPA. Pursuant to the terms of the amended agreement, the parties agreed to (i) remove the requirement that $1.5 million of the purchase price be held in escrow for the settlement of indemnification claims, (ii) transfer back to the Company 128,206 common shares, previously issued by the Company, in exchange for the elimination of such indemnification escrow, (iii) add a purchase price adjustment to the extent that, as of four months after the registration statement on Form S-3 filed by the Company is declared effective by the SEC, the value of the portion of the purchase price comprised of shares does not equal at least $6.0 million, (iv) provide for an interim water rights agreement through the final purchase price payment date, (iv) advance the closing date to as soon as practicable after the declaration of effectiveness of the resale registration statement on Form S-3, and (v) remove the deadline to close the acquisition by June 30, 2023. The purchase was finalized on August 11, 2023 at which time the aggregate total of $27.6 million from both agreements above was bifurcated between both real and personal property assets.

7.	Property and Equipment

The table below presents the property, plant and equipment as of June 30:

	2024	2023
Land	$8,860,916	$6,728,838
Building	24,867,784	17,508,486
Equipment and vehicles	14,313,970	5,870,496
	48,042,670	30,107,820
Less: accumulated depreciation	(1,727,704)	(161,721)
Property and equipment, net	$46,314,966	$29,946,099

The Company recognized depreciation expense of $1.7 million and $0.1 million during the fiscal years ended June 30, 2024 and 2023, respectively.

On August 11, 2023, the Company finalized the purchase of its commercial-scale battery recycling facility located in the TRIC, as indicated in Note 6. At that time, the aggregate total of $27.6 million in deposits was reclassified to Property and Equipment. The Company has installed additional equipment on site to accelerate the first commercial scale implementation of its internally developed lithium-ion battery recycling technologies.

During the fourth quarter of fiscal 2024, the Company approved a plan to sell certain assets comprised primarily of land and a building from our Fernley location. The Company made this decision due to the acquisition of the Peru facility that would accelerate our time to production and commercialization. The assets located at Fernley had a carrying amount of $18.6 million and water rights with a carrying amount of $0.1 million. These assets have been classified as held-for-sale as of June 30, 2024 and are expected to be sold within the next twelve months. The Company recorded an impairment charge on the assets held-for-sale of $10.3 million for the fiscal year ended June 30, 2024. The fair value of the assets held-for-sale is classified within Level 3 of the fair value hierarchy and was determined based on indicative market listing prices of the assets.

8.	Mining Properties

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

On July 22, 2023, the Company began a third exploration program to advance its Tonopah Flats Lithium Project. This drill program includes core infill and step out drilling to support the evolution of its domestic resource with the goal of upgrading to a ‘measured and indicated’ resource classification. The Company selected and engaged KB Drilling for the collection of infill and step out samples for this latest drill program, which consists of sample collections from eight additional drill holes and includes 6,500 feet of total drilling.

In December 2023, the Company entered into a vacant land offer and acceptance agreement for the Company’s acquisition of certain mineral patents totaling $0.2 million which was capitalized to mining properties.

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

9.	Intangible Assets

On September 12, 2023, the Company acquired approximately 40.52-acre feet of water rights from the Thomas C. Woodward Living Trust, valued at $0.1 million. The water rights are treated in accordance with ASC 350, “Intangible Assets,” and have an unlimited useful life subject to beneficial use.

The Company’s acquisition of the commercial-scale battery recycling facility at the TRIC included water rights valued at $0.7 million and are described as an eighteen and forty-five one-hundredths (18.45) acre-foot/annually portion of the Truckee-Carson Irrigation District, Serial Number 1081-A-1. These have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

As of June 30, 2024, the Company allocated $0.1 million of water rights to assets held-for-sale at our Fernley location and are included in the impairment charge discussed in Note 7 above.

The table below presents total intangible assets at:

	June 30, 2024	June 30, 2023
Water rights	$4,519,038	$3,851,899

10.	Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	June 30, 2024	June 30, 2023
Trade payables	$4,255,398	$1,831,686
Accrued fixed assets	996,970	4,404,034
Accrued expenses	2,244,265	1,377,660
Marketing agreement settlement (Note 19)	1,800,000	-
Right-of-use liability, current	54,304	121,484
Total accounts payable and accrued liabilities	$9,350,937	$7,734,864

As of June 30, 2024, the Company had no supplier that accounted for greater than 10% of the total accounts payable and accrued liabilities balance. As of June 30, 2023, the Company had a significant construction supplier that accounted for 28% of the total accounts payable and accrued liabilities balance. On July 3, 2024, the Company entered into a settlement agreement related to a marketing agreement executed in May of 2023 with Mercuria Energy America, LLC. Under the terms of the Settlement Agreement, the Company agreed to make six monthly payments to Mercuria Energy of $0.3 million. The total amount of the settlement is $1.8 million and broken out in the table above.

11.	Notes Payable

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

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”). To date, $25.0 million has been received and $18.0 million has been repaid. The remaining $26.0 million under the facility includes $13.5 million with the condition that the Company started trading on the Nasdaq Capital Market, had $250,000 in sales, and establish an ATM or ELOC, and another $12.5 million at the discretion of the Buyers. Buyers may request partial redemptions of up to an aggregate of $1.8 million on the 15th of each month or may convert the Notes into shares of common stock of the Company at a conversion rate of 110% of the last reported sales price on the date of the agreement to acquire such Notes. The Notes bear zero coupon with an effective interest rate of 14.31%, mature on September 1, 2025, require a minimum of $5.0 million maintained in cash and cash equivalents, and are secured by certain real property and cash and investment accounts of the Company.

The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the condensed consolidated statements of operations. See Correction of Previously Issued Consolidated Financial Statements in Note 3. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the fiscal year ended June 30, 2024, the Company recorded a loss on the change in fair value of the derivative liability of $0.3 million. As of June 30, 2024, the fair value of the derivative liability was $0.7 million. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy and was determined using the Black-Scholes option pricing model with assumptions as of June 30, 2024 including a volatility of 78.1% and a risk-free-rate of 4.96%.

Note discount and issuance costs totaled $5.1 million and reduced the carrying value of the Notes as a debt discount. The carrying value, net of debt discount and issuance costs, is being accreted over the term of the Notes from date of issuance to date of full repayment, expected to be in October 2024 based on partial redemption payments, using the effective interest rate method. For the fiscal year ended June 30, 2024, amortization of debt discount and issuance costs totaled $3.8 million.

The table below presents the net carrying amounts of the Notes as of June 30, 2024:

Principal outstanding	$7,083,333
Unamortized debt discount and issuance costs	(1,341,156)
Derivative liability associated with convertible notes	366,298
Changes in fair market value of derivative liability	338,886
Net carrying value	$6,447,361

The table below presents the maturities of notes payable as of June 30, 2024:

Fiscal year ended June 30, 2025	$7,083,333
Fiscal year ended June 30, 2026	-
Total note payments	7,083,333
Less: unamortized debt discount and issuance costs	(1,341,156)
Derivative liability, at fair value, less amortization	705,184
Total notes payable	$6,447,361

Notes payable, current	$6,447,361
Notes payable, non-current	$-

12.	Leases

The Company occupies office facilities under lease agreements that expire at various dates, many of which do not exceed one year in length. Total operating lease costs and cash paid for the fiscal years ended June 30, 2024 and 2023 were approximately $0.1 million each. The Company does not have any finance leases as of June 30, 2024 and 2023. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the ROU assets for certain properties include the renewal options that the Company is reasonably certain to exercise. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

As of June 30, 2024 and 2023, current lease liabilities of $0.1 million and $0.2 million are included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. The table below presents total operating lease ROU assets and lease liabilities:

	June 30, 2024	June 30, 2023
Operating lease right-of-use asset	$42,103	$143,154
Operating lease liabilities	$54,304	$175,788

The table below presents the maturities of operating lease liabilities as of June 30, 2024:

Fiscal year ended June 30, 2025	$55,395
Total lease payments	55,395
Less: discount	(1,091)

Total operating lease liabilities	$54,304

Operating lease liabilities, current	$54,304
Operating lease liabilities, non-current	$-

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use asset as of June 30, 2024 and 2023.

	2024	2023
Weighted average lease term (years)	0.33	1.33
Weighted average discount rate	8.00%	8.00%

13.	Stockholders’ Equity

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

To date, the Company has authorized a total of 1,666,667 shares of preferred stock. Of this amount the Company has designated a total of 233,334 shares to three classes of preferred stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. As of June 30, 2024 and 2023, no shares of any of these classes are issued and outstanding. A description of each class of preferred stock is listed below.

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on June 30, 2024 and 2023.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on June 30, 2024 and 2023.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on June 30, 2024 and 2023.

Common Stock

The Company has 80.0 million shares of common stock authorized, with a par value of $0.001 per share.

On September 11, 2023, in preparation for listing on the Nasdaq Capital Market, the Company implemented a one-for-fifteen (1-for-15) reverse split of our common stock. Prior to the reverse stock split the Company had 692,068,218 shares of common stock issued and outstanding, and after the reverse stock split, the Company had approximately 46,137,882 shares of common stock issued and outstanding. Immediately after the reverse stock split, each stockholder’s percentage ownership interest in the Company and proportional voting power remained unchanged aside from rounding fractional shares into whole shares, resulting in an additional 59,164 common shares issued. The reverse stock split did not change the par value of the common stock or preferred stock. As of June 30, 2024, the Company has 64,061,763 shares of common stock issued and outstanding.

Fiscal year ended June 30, 2024

During the period the Company issued 1,326 common shares that were previously listed as issuable as of June 30, 2023. These shares for professional services relate to previously earned board compensation.

During the period, the Company issued 1,306,480 common shares with an issuance date fair value of $5.3 million to executives, directors and employees pursuant to share award service and performance achievements. This included 171,500 RSUs granted upon election by officers of the Company to receive warrants and RSUs in lieu of cash bonuses.

On July 28, 2023, the Company recorded an increase of $0.2 million to stockholders’ equity for the change in fair value between the balance sheet date of June 30, 2023 and the fair value on the date the shares were returned. These shares were pursuant to the Company modifying its building purchase agreement to nullify a $1.5 million indemnification requirement and reclaim 128,205 shares that it had previously issued to the Selling Stockholder (See Note 6).

During the period, the Company filed prospectus supplements related to the offer and sale from time to time of up to 8,666,667 common shares directly by the Company at market prices, to Tysadco Partners, LLC, a Delaware limited liability company (“Tysadco”), pursuant to the terms of written sales agreement(s) (“Tysadco Agreement”). Pursuant to the Tysadco Agreement, the Company may offer and sell up to 8,666,667 common shares of the Company at a purchase price of 95% of the weighted-average price, with a minimum request of 33,333 shares. During the period, the Company sold 8,209,262 common shares for total proceeds of $27.8 million, of which $1.5 million is recorded as a subscription receivable offset within equity on the consolidated balance sheet at June 30, 2024.

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $50,000,000, subject to the terms and conditions of the Sales Agreement. The Company has filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-252492) offering the Shares. During the period, the Company sold 9,109,573 common shares for total proceeds of $12.1 million, of which $0.6 million  is recorded as a subscription receivable on the consolidated balance sheet at June 30, 2024.

During the period, the Company issued 45,545 common shares pursuant to cashless exercise of 50,000 share purchase warrants exercised as of June 30, 2023. During the period, the Company received cash proceeds of $37,500 pursuant to 33,334 share purchase warrants. Also, during the period, the Company issued 39,883 common shares pursuant to cashless exercise of 66,667 share purchase warrants.

During the period, the Company recognized stock-based compensation expense of approximately $14.6 million, which was an increase to additional paid-in capital of approximately $14.2 million and an increase in the equity compensation liability of $0.4 million. Stock-based compensation in additional paid-in capital also includes $0.3 million of bonuses settled in equity awards in lieu of cash. Of total stock-based compensation, approximately $7.5 million was recognized for officers and directors of the Company. See Correction of Previously Issued Consolidated Financial Statements in Note 3.

Fiscal year ended June 30, 2023

During the period, the Company issued 399,024 common shares with an issuance date fair value of $4.2 million to executives, directors and employees pursuant to share award service and performance achievements. These common shares were under the Company’s Retention Plan.

During the period, the Company issued 733,333 common shares with a fair value of approximately $7.4 million towards the acquisition of its new recycling facility. These shares have recently been registered to be sold under the Company’s shelf S-3, effective August 8, 2023. Considering the lack of marketability at the time of issuance, the shares were issued with approximately a 15% discount. This was in line with the Company’s fair value analysis, given that the shares were restricted at the time of issuance. Pursuant to the terms of the agreement, the Company agreed to acquire 100% of the ownership interests in Aqua Metals Transfer, LLC, a legal entity to transfer real property and equipment, in exchange for a combination of cash and common shares of common stock. We also agreed to prepare and file a registration statement with the SEC to register the resale of the common shares issued, which will be held by an affiliate of LiNiCo, Comstock Inc., a Nevada corporation, the seller. Pursuant to the original purchase agreement, LiNiCo had an obligation to indemnify us for certain matters and to fund an escrow account for the purposes in the event such indemnification events arise. The seller was required to contribute $1.5 million of the net proceeds it receives from its sale of shares to fund the indemnification escrow account. On June 30, 2023, the Company modified the agreement to nullify the $1.5 million indemnification requirement and reclaim 128,205 shares that it had previously issued to the Selling Stockholder, which it received after June 30, 2023. The Company has recognized a $1.5 million reduction to the carrying value of its long-term deposits and a respective reduction to stockholders’ equity, at June 30, 2023.

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

On April 2, 2021, the Company entered into a common share purchase agreement with Tysadco. Pursuant to the agreement, Tysadco had committed to purchase, subject to certain restrictions and conditions, up to $75.0 million worth of the Company’s common stock over a 24-month period, expiring March 31, 2023. The Company shall then have the right to direct Tysadco to buy shares at a purchase price of 95% of the average of the 5-day median share price, with a minimum request of $25,000. Under this agreement and during the period, the Company issued 400,000 common shares for aggregate proceeds of $3.6 million.

On June 26, 2023, the Company filed a prospectus supplement related to the offer and sale from time to time of up to 1,666,667 common shares directly by the Company at market prices, or to Tysadco, pursuant to the terms of written sales agreement(s) (“June Prospectus”). Pursuant to the June Prospectus, the Company may offer and sell up to 1,666,667 common shares of the Company at a purchase price of 95% of the weighted-average of the 5-day median share price, with a minimum request of 33,333 shares. During the period, the Company issued 33,333 common shares. Proceeds of $2.7 million were received after the consolidated balance sheet date of June 30, 2023.

On May 17, 2023, the Company reclaimed 58,712 common shares from a former professional service provider. The Company recorded an adjustment to stockholders’ equity for the par value of these shares.

14.	Share Purchase Warrants

During the fiscal year ended June 30, 2024, there were 118,762 common shares issued related to warrants exercised, of which 85,428 common shares were issued pursuant to cashless exercise. In addition, there were 539,435 warrants vested related to previously granted stock-based compensation to officers of the Company, and of those, 171,500 warrants granted upon election by officers of the Company to receive warrants and RSUs in lieu of cash bonuses. The weighted average grant date fair value of warrants issued during the fiscal year ended June 30, 2024 totaled $1.90. The warrants have contractual terms of five years and vest over the respective employee’s requisite service period of three to five years.

During the fiscal year ended June 30, 2023, the Company received cashless warrant exercises of 50,000, however the resulting 45,545 common shares were issued after year-end, during the first fiscal quarter ending September 30, 2023.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2022	2,680,708	$18.15
Granted	3,098,652	11.25
Exercised	(50,000)	(1.20)
Expired	-	-
Balance, June 30, 2023	5,729,360	$14.53
Granted	1,407,135	4.96
Exercised	(100,002)	1.13
Expired	(107,735)	3.75
Balance, June 30, 2024	6,928,758	$12.95	2.50	$75,001
Exercisable, June 30, 2024	6,048,210	$13.94	2.19	$75,001

15.	Equity Compensation Awards

The Company established the 2021 Retention Plan (“the Retention Plan”) to issue shares in the effort to retain key executives, directors, and employees. The Retention Plan allows for several different types of awards to be granted, including but not limited to, warrants, restricted share units and restricted share awards, collectively referred to as “share awards”. Share awards generally have the same expense characteristics under US GAAP and generally vest over a four-year period at a rate of 25% per annum.

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the fiscal year ended June 30, 2024 and 2023, the Company granted 3.3 million and 2.2 million share awards, respectively, under the Retention Plan.

The table below reflects the share award activity for the periods ended June 30, 2024 and 2023:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2022	23,334	$12.30
Granted	2,152,232	8.25
Vested	(435,857)	(8.25)
Other	-	-
Forfeitures	(3,333)	(7.50)

Unvested share awards at June 30, 2023	1,736,376	8.25
Granted	3,290,268	3.51
Vested	(1,306,480)	5.29
Other	-	-
Forfeitures	(291,560)	(5.94)
Unvested awards at June 30, 2024	3,428,604	$5.02

As awards are granted, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Stock-Based Compensation.” The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the fiscal year ended June 30, 2024 totaled $5.3 million.

The Company recognized stock-based compensation expense of $14.6 million and $9.8 million for the fiscal years ended June 30, 2024 and 2023, respectively. Of these amounts, $7.5 million and $4.5 million, respectively, were related to officers and directors of the Company. For the fiscal years ended June 30, 2024 and 2023, total stock-based compensation expense included $1.9 million and $0.8 million, respectively, related to warrants awarded to officers of the Company. As of June 30, 2024 and 2023, the equity compensation liability totaled $0.4 million and nil related to warrants awarded to officers of the Company, respectively. See Correction of Previously Issued Consolidated Financial Statements in Note 3. As of June 30, 2024 several grant performance targets for the fiscal year ended June 30, 2024 have been defined via employee and retention agreements. These performance targets have not yet been achieved by employees and officers; thus, the Company has deferred recognition of stock-based compensation expense of $0.4 million until such achievements are probable of achievement and approval by the board of directors has occurred.

As of June 30, 2024, there were approximately $11.2 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 2.8 years.

The table below presents the stock-based compensation expense per respective line item of the consolidated statements of operations for the fiscal years ended June 30:

	2024	2023

Cost of goods sold	$196,829	$-
General and administrative	7,372,695	5,325,578
Research and development	5,852,392	3,735,528
Exploration	1,144,402	696,289
Total stock-based compensation	$14,566,318	$9,757,395

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which is generally four years.

16.	Income Taxes

The Company has not recognized any income tax provisions for the fiscal years ended June 30, 2024 and 2023. The U.S. federal corporate statutory rate of 21.0% is the only applicable corporate tax rate used for fiscal years ended June 30, 2024 and 2023. The statutory rate differs from the Company’s computed expected tax recovery rate due to the following adjustments for the fiscal years ended June 30:

	2024	2023

Net loss before taxes	$(52,501,819)	$(21,338,207)
Statutory Rate	21%	21%

Computed expected tax recovery	(11,025,382)	(4,481,024)

State income tax (benefit), net of federal benefit	(315,287)	-
Section 162(m) adjustments	71,043	-
Other permanent tax differences	(121,985)	(5,107)
Share-based Compensation – RSUs/PSUs	701,362	-
Uncertain Tax Positions	(219,450)	(8,495,803)
Deferred Adjustments and Other	(518,766)	113,966
Change in valuation allowance	11,428,465	12,867,968

Total income tax provision	$-	$-

The significant components of deferred income tax assets and liabilities at June 30, after applying the statutory corporate income tax rate, are as follows for the fiscal years ended June 30:

	2024	2023

Net operating losses	$25,676,852	$19,365,174
Stock-based compensation	2,472,597	982,521
Section 174 capitalization	1,938,732	679,037
Other temporary differences	390,384	2,049
Fixed Assets and Intangibles	1,697,171	13,208
Valuation allowance	(32,175,736)	(21,041,989)

Net Deferred Tax Asset	$-	$-

We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. At June 30, 2024 and 2023, respectively, we have provided a valuation allowance of $32.2 and $21.0 million on the deferred tax assets recorded to date. If our assumptions change and we determine that we will be able to realize these NOL carryforward amounts, the Company will adjust its disclosures appropriately.

As of June 30, 2024, the Company has accumulated federal and state net operating loss carryforwards of approximately $120.8, and $5.4 million, respectively. If unused, $2.5 million of our federal net operating loss carryforwards will expire in 2032, and $118.3 million will carryforward indefinitely. Approximately $3.5 million of our state net operating loss carryforwards will begin to expire in 2041 and $1.9 million will carryforward indefinitely .In addition, under the Tax Cuts and Jobs Act (Tax Act) the amount of federal net operating losses generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. The Company also has $0.3 million of federal Research and Development Credit carryforwards that will expire in 2041.

Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities. Any net operating loss or credit carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets.

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

The Company has recorded uncertain tax positions (“UTP”) that result in unrecognized tax benefits recorded on the books of the Company. The unrecognized tax benefits for the Company are as follows as of June 30:

	2024	2023
Unrecognized tax benefits, beginning of period	$219,450	$8,715,253
Decrease during the period	(219,450)	(8,715,253)
Increase during the period		219,450

Unrecognized tax benefits, end of period	$-	$219,450

In the fiscal year ended June 30, 2022, the Company recorded an uncertain tax position related to shares issued to service providers during open tax years. In fiscal year ended June 30, 2023 the Company filed all necessary tax returns and paid approximately $75,000 in penalties and interest remediating past-due payroll tax requirements, for which the Company had accrued at June 30, 2022 and therefore reversed the associated uncertain tax position during the fiscal year ended June 30, 2023.

The Company accrued for an uncertain tax position during the fiscal year ended June 30, 2023 related to Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to certain executive officers in excess of $1.0 million in any fiscal year. The Company reversed the unrecognized tax position during the fiscal year ended June 30, 2024 and has accounted for the limitation as a reduction of its net operating loss carryforward.

The Company does not have an accrual for interest or penalties related to uncertain tax positions as of June 30, 2024.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax returns for fiscal years ended September 30, 2016, to June 30, 2023, remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company is not under examination by any tax authority as of June 30, 2024.

17.	Supplemental Statement of Cash Flow Disclosures

For the fiscal years ended June 30:

	2024	2023

Supplemental disclosures:

Interest paid	$29,006	$128,560

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	996,970	4,404,034
Deposits capitalized as investing activities	28,020,465	150,000
Fair value of common shares issued for investing activities	-	5,859,000
Other receivables recognized as financing activities	608,333	350,550
Assets transferred to assets held-for-sale	18,662,575	-
Settlement of cash bonuses with equity awards	343,000	-

18.	Commitments and Contingencies

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the Lab leases expire on November 30, 2024. Consistent with the guidance in ASC 842, The Company has recorded the principal office lease in its consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 12 – Leases.

Financial Assurance

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance The Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At June 30, 2024, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

19.	Subsequent Events

On July 3, 2024, the Company and Mercuria Energy America, LLC agreed to resolve their respective disputes related to a Marketing Agreement entered into in May 2023. Under the terms of the Settlement Agreement, the Company agreed to make six monthly payments to Mercuria Energy America, LLC of $0.3 million. Upon the completion of the payments, the parties agreed to release any and all claims, disputes, actions, suits, proceedings, demands and/or liabilities in law and/or equity or otherwise. The total amount of payments due of $1.8 million has been accrued as of June 30, 2024.

On August 1, 2024, the Company agreed to sell 76 Units (the “Units” as defined below) to several accredited investors (“Investors”) and two employees (“Insiders”), pursuant to a Subscription Agreement (the “Subscription Agreement”) in a private placement offering (the “Private Placement”). Each Unit for the Investors consists of 25,000 shares of Common Stock (the “Shares”) of the Company, 25,000 Series A Warrants to Purchase Common Stock (“Series A Warrants” as further described herein) of the Company and 25,000 Series B Warrants to Purchase Common Stock (“Series B Warrants” as further described herein and collectively, with the Series A Warrants, the “Warrants”) (the Shares and Warrants are collectively referred to herein as the “Units”), at the price of U.S. $25,000 per Unit. Each Unit for the Insiders consists of 19,531 shares of Common Stock (the “Shares”) of the Company and 39,062 Series A Warrants to Purchase Common Stock (“Series A Warrants” as further described herein) of the Company (the “Warrants”) (the Shares and Warrants are collectively referred to herein as the “Units”), at the price of U.S. $25,000 per Unit. The Company sold 76 Units for an aggregate purchase price of $1.9 million.

In August 2024, the Company decided to sell some or all of its individual water rights that are recorded as intangible assets on the balance sheet. The Company has an estimated 290.19-acre feet of standalone water rights available for sale.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2024, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures are not effective, based on the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2024, our internal control over financial reporting was not effective, due to the material weaknesses in internal control over financial reporting, described below.

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

Material Weaknesses in Internal Control over Financial Reporting

The Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment of complex transactions and account for such transactions properly. In addition, the Company did not maintain proper segregation of duties related to accounting processes. As a consequence, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. While these material weaknesses did result in immaterial misstatements of the Company’s consolidated financial statements, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in the consolidated financial statements may not be prevented or detected in a timely manner. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2024.

Remediation Plan

During the fiscal year ended June 30, 2024, remediation efforts included removing accounting personnel access to both create and post a journal entry, moving the systems administration tasks to personnel outside of the accounting department, and adding review procedures by qualified personnel over complex accounting matters by way of engaging third-party professionals with whom to consult regarding complex accounting applications and valuations. However, there is no guarantee that these measures will remediate the material weaknesses described above.

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. While we believe procedures are in place as of June 30, 2024 to address the material weaknesses, remediation steps are required to be in place and effective for an adequate period of time. We cannot provide assurance that such material weaknesses will be remediated, and we may discover additional material weaknesses that may require additional time and resources to remediate.

In addition to the above steps taken, in July 2024, we hired a new corporate controller with extensive experience technical accounting, SEC reporting and internal control over financial reporting. We plan to continue to utilize an outside CPA firm for technical expertise, we plan to hire qualified accounting personnel to build out the finance team and we plan to perform a complete risk assessment and update our control procedures to mitigate segregation of duties. We expect to remediate these material weaknesses by the end of fiscal year 2025.

34

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance

Code of Ethics

We have adopted a Code of Ethics entitled Code of Conduct. A copy of the Code of Ethics will be provided without charge upon request at 100 Washington Street, Suite 100, Reno, NV 89503. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities by its directors, officers, employees, consultants and other service providers. The Company believes that the policy is reasonably designed to promote compliance with applicable law and exchange listing standards regarding insider trading. A copy of the policy is filed as exhibit 19.1 to this report.

The other information required by this Item 10 will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

35

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

		Filed or Furnished	Incorporated	By	Reference
Exhibit	Description	Herewith	Date	Form	Exhibit
3.1	Articles of Incorporation, as amended		12-Sep-22	10-K	3.1
3.2	Amended and Restated Bylaws		14-Sep-22	8-K	3.1
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		8-Oct-19	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		19-Feb-20	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		5-Nov-20	8-K	3.1
3.6	Certificate of Change Pursuant to NRS 78.209 of American Battery Technology Company, filed with the Nevada Secretary of State on August 31, 2023		11-Sep-23	8-K	3.1
4.1	Form of Series A Warrant		4-Apr-23	8-K	4.1
4.2	Form of Series B Warrant]		4-Apr-23	8-K	4.2
4.3	Form of Placement Agent Warrant		4-Apr-23	8-K	4.3
10.1	Employment Agreement of Andres Meza		11-Jan-23	8-K	10.2
10.2	Employment Agreement of Scott Jolcover		11-Jan-23	8-K	10.1
10.3	Employment Agreement of Jesse Deutsch		17-May-23	8-K	10.1
10.4	Employment Agreement of Ryan Melsert		5-Aug-22	8-K	10.1
10.5	Exploration License with Option to Purchase, dated September 1, 2021, between American Battery Technology Company and 1317038 Nevada Ltd.		15-Jul-22	8-K	10.1
10.6	Escrow Services Agreement		15-Jul-22	8-K	10.2
10.7	Asset Purchase Agreement, dated March 1, 2023, between American Battery Technology Company and LiNiCo Corporation		27-Sep-23	10-K	10.7
10.8	Second Amended and Restated Membership Interest Purchase Agreement, dated April 21, 2023, between American Battery Technology Company and LiNiCo Corporation		27-Sep-23	10-K	10.8
10.9	Purchase and Sale Agreement, dated May 12, 2023, between American Battery Technology Company and Bow River Capital RE III LLC		27-Sep-23	10-K	10.9
10.1	Credit Agreement, dated May 17, 2023, between American Battery Technology Company and Mercuria Investments US, Inc.		27-Sep-23	10-K	10.10
10.11	Marketing Agreement, dated May 17, 2023, between American Battery Technology Company and Mercuria Energy America, LLC		27-Sep-23	10-K	10.11
10.12	Form of Securities Purchase Agreement		4-Apr-23	8-K	10.1
10.13	DOE Grant Award DE-EE0006250, dated August 16, 2021		27-Sep-23	10-K	10.13
10.14	DOE Grant Award DE-EE0009430, dated October 1, 2021		27-Sep-23	10-K	10.14
10.15	Amended Director Agreement between American Battery Technology Company and Rick Fezell dated, September 22, 2023		28-Sep-23	8-K	10.1
10.16	Amended Director Agreement between American Battery Technology Company and Elizabeth Lowery dated, September 22, 2023		28-Sep-23	8-K	10.3
10.17	Amended Director Agreement between American Battery Technology Company and Sherif Marakby dated, September 22, 2023		28-Sep-23	8-K	10.4
10.18	Amended Offer Letter between American Battery Technology Company and Scott Jolcover dated, November 29, 2023		4-Dec-23	8-K	10.1
10.19	Amended Offer Letter between American Battery Technology Company and Ryan Melsert dated, December 1, 2023		4-Dec-23	8-K	10.2
10.2	Form of Securities Purchase Agreement		15-Nov-23	10-Q/A	10.1
10.21	Form of Convertible Note		15-Nov-23	10-Q/A	10.2
10.22	Assistance Agreement between the Company and the United States Department of Energy, dated September 1, 2023		15-Nov-23	10-Q/A	10.3
10.22	Assistance Agreement between the Company and the United States Department of Energy, dated September 27, 2023		15-Nov-23	10-Q/A	10.4
10.23	Amendment to Offer Letter between American Battery Technology Company and Scott Jolcover dated, March 15, 2024		18-Mar-24	8-K	10.1
10.24	Amendment to Offer Letter between American Battery Technology Company and Ryan Melsert dated, March 15, 2024		18-Mar-24	8-K	10.2
10.25	ATM Sales Agreement dated April 3, 2024, by and between the Company and Virtu Americas LLC		3-Apr-24	8-K	10.1
10.26	Settlement Agreement, dated July 3, 2024, between American Battery Technology Company and Mercuria Energy America, LLC**		10-Jul-24	8-K	10.1
10.27	Offer Letter, dated August 26, 2024, between American Battery Technology Company and Steven Wu		26-Aug-24	8-K	10.1
10.28	Release Agreement, dated August 26, 2024, between American Battery Technology Company and Andrés Meza		26-Aug-24	8-K	10.2
19.1	Insider Trading Policy
21.1	Subsidiaries of American Battery Technology Company	x	27-Sep-23	10-K	21.1
23.1	Consent of Marcum LLP	x
23.2	Consent of KPMG LLP	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
96.1	Amended Resource Estimate and Initial Assessment with Project Economics for the Tonopah Flats Lithium Project, Esmeralda and Nye Counties, Nevada, USA		25-Apr-24	8-K	96.1
99.7	American Battery Technology Company Clawback Policy	x
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

x	Filed herewith
xx	Furnished herewith

Item 16. Form 10-K Summary.

None.

36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: September 23, 2024	By:	/s/ Ryan Melsert
	Name:	Ryan Melsert
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 23, 2024		/s/ Jesse Deutsch
	Name:	Jesse Deutsch
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan Melsert	Chief Executive Officer and Chief Technology Officer
Ryan Melsert	(Principal Executive Officer), and Director	September 23, 2024

/s/ Jesse Deutsch	Chief Financial Officer (Principal Financial and
Jesse Deutsch	Accounting Officer)	September 23, 2024

/s/ Elizabeth Lowery
Elizabeth Lowery	Director	September 23, 2024

/s/ Susan Yun Lee
Susan Yun Lee	Director	September 23, 2024

/s/ D. Richard Fezell
D. Richard Fezell	Chairman of the Board, Director	September 23, 2024

/s/ Sherif Marakby
Sherif Marakby	Director	September 23, 2024

37