Form 10-Q
period 2024-09-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2024-11-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from          to

Commission File number: 001-41811

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

The number of shares of common stock outstanding as of November 8, 2024 was 74,521,669.

American Battery Technology Company and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2024	June 30, 2024
ASSETS
Cash	$5,769,036	$7,001,786
Accounts receivable	174,499	228,499
Inventory (Note 4)	255,897	154,320
Grants receivable (Note 5)	126,856	191,522
Prepaid expenses and deposits	645,675	1,813,050
Subscription receivable (Note 13)	102,743	608,333
Assets held-for-sale (Note 7)	8,408,538	8,408,538
Total current assets	15,483,244	18,406,048

Property, plant and equipment, net (Note 7)	45,420,627	46,314,966
Mining properties (Note 8)	8,392,977	8,392,977
Intangible assets (Note 9)	4,519,038	4,519,038
Right-of-use asset (Note 12)	16,842	42,103
Total assets	$73,832,728	$77,675,132

LIABILITIES & STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (Note 10)	$7,403,557	$9,350,937
Notes payable, current (Note 11)	2,560,302	6,447,361
Total current liabilities	9,963,859	15,798,298

Equity compensation liability (Note 15)	467,191	409,194
Long-term liabilities (Note 6)	4,057,082	-
Total liabilities	14,488,132	16,207,492

Commitments and contingencies (Note 17)	–	–

Temporary equity:
Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: 5 and nil preferred shares as of September 30, 2024 and June 30, 2024.	100	-
Stockholders’ Equity:
Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares as of September 30, 2024 and June 30, 2024.	–	–
Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of September 30, 2024 and June 30, 2024.	–	–
Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of September 30, 2024 and June 30, 2024.	–	–
Common Stock Authorized: 80,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 73,342,037 and 64,061,763 common shares as of September 30, 2024, and June 30, 2024, respectively	73,339	64,059
Additional paid-in capital	285,607,121	275,589,383
Common stock issuable (receivable)	(1,313,063)	(857,470)
Accumulated deficit	(225,022,901)	(213,328,332)
Total stockholders’ equity	59,344,596	61,467,640
Total liabilities and stockholders’ equity	$73,832,728	$77,675,132

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30, 2024	Three months ended September 30, 2023
Revenue	$201,960	$-
Cost of goods sold	2,542,641	-
Gross loss	(2,340,681)	-

Expenses:
General and administrative	$5,009,841	$3,053,998
Research and development	2,032,135	3,613,852
Exploration costs	420,507	1,349,920
Total operating expenses	7,462,483	8,017,770

Net loss before other income (expense)	(9,803,164)	(8,017,770)

Other income (expense)

Interest expense	(4,575)	(134,989)
Amortization and accretion of financing costs	(1,172,349)	(732,896)
Unrealized gain (loss) on investment	-	(6,322)
Change in fair value of derivative liability	705,184	-
Loss on debt extinguishment	(675,648)	-
Loss on private placement	(567,161)	-
Change in fair value of liability-classified equity-linked contracts	(241,288)	-
Other income	64,432	-
Total other expense	(1,891,405)	(874,207)

Net loss	$(11,694,569)	$(8,891,977)

Deemed dividend on warrant modifications	(85,637)	-

Net loss available to common stockholders	$(11,780,206)	$(8,891,977)

Net loss per share, basic and diluted	$(0.17)	$(0.19)
Weighted average shares outstanding	69,519,432	46,129,507

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

Three months ended September 30, 2024:

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2024	-	-	64,061,763	$64,059	$275,589,383	(857,470)	$(213,328,332)	$61,467,640
Shares issued upon vesting of share-based awards	-	-	353,221	353	(353)	-	-	-
Stock-based compensation expense	-	-	-	-	2,420,747	-	-	2,420,847
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	5,938,786	5,939	6,218,486	102,743	-	6,327,168
Settlement of receivable pursuant to share purchase agreement	-	-	487,838	488	607,848	(608,336)	-	-
Reclassification of equity-linked contracts to liabilities	-	-	-	-	(502,627)	-	-	(502,627)
Issuance of Series D Redeemable Preferred shares	5	100	-	-	-	-	-	100
Issuance of common shares and warrants pursuant to subscription agreements	-	-	1,774,213	1,774	533,623	-	-	535,397
Shares issued pursuant to debt extinguishment	-	-	726,216	726	740,014	-	-	740,740
Settlement of receivable pursuant to share purchase agreement (Tysadco)	-	-	-	-	-	50,000	-	50,000

Net loss for the period	-	-	-	-	-	-	(11,694,569)	(11,694,569)
Balance, September 30, 2024	5	$100	73,342,037	$73,339	$285,607,121	$(1,313,063)	$(225,022,901)	$59,344,596

Three months ended September 30, 2023:

	Preferred Stock		Common Shares		Additional Paid-In	Common Stock Issuable	Accumulated
	Shares	Amount	Number	Amount	Capital	(receivable)	Deficit	Total
Balance, June 30, 2023	-	-	45,888,131	$45,887	$223,134,798	$(1,484,693)	$(160,826,508)	$60,869,484

Shares issued for professional services	-	-	1,326	1	15,174	(15,307)	-	(132)
Vesting of share-based awards	-	-	132,142	135	(135)	-	-	-
Stock-based compensation expense	-	-	-	-	3,369,269	-	-	3,369,269
Shares issues pursuant to rounding of reverse stock split	-	-	59,164	59	(59)	-	-	-
Shares reclaimed pursuant to asset acquisition	-	-	(128,206)	(128)	(1,255,650)	1,500,000	-	244,222
Shares issued pursuant to a share purchase agreement, net of issuance costs	-	-	306,252	306	3,009,694	-	-	3,010,000
Shares issued pursuant to warrant expense	-	-	45,545	46	(46)	37,500	-	37,500
Net loss for the period	-	-	-	-	-	-	(8,891,977)	(8,891,977)
Balance, September 30, 2023	-	-	46,304,354	$46,306	$228,273,045	$37,500	$(169,718,485)	$58,638,366

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended. September 30, 2024	Three months ended. September 30, 2023

Cash Flows From Operating Activities:
Net loss	$(11,694,569)	$(8,891,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,264,138	36,502
Accretion of financing costs	1,172,349	282,624
Amortization of right-of-use asset	25,261	25,264
Unrealized loss on investment	-	6,322
Stock-based compensation	3,171,116	3,369,269
Shares issued for professional services	-	(132)
Change in fair value of derivative liability	(705,184)	-
Change in fair value of conversion option	250,304	-
Change in fair value of liability-classified equity-linked contracts	(9,016)	-
Loss on extinguishment of debt	675,648	-
Loss on private placement	567,161
Changes in operating assets and liabilities:
Accounts receivable	54,000	-
Inventory	(101,577)	(246,571)
Grants receivable	64,666	(270,783)
Prepaid expenses and deposits	1,167,375	788,140
Other current assets	-	(242,850)
Accounts payable and accrued liabilities	(1,454,022)	385,208
Net Cash Used in Operating Activities	(5,552,350)	(4,758,984)
Cash Flows From Investing Activities:
Other acquisition deposits	-	(693,667)
Acquisition of property, equipment, and water rights	(863,158)	(6,477,131)
Purchase of water rights/intangible assets	-	(101,300)
Net Cash Used in Investing Activities	(863,158)	(7,272,098)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares through At-The-Market offering	6,882,758	-
Proceeds from subscription agreements (Note 13)	1,900,000	-
Proceeds from exercise of share purchase warrants	-	37,500
Proceeds from notes payable, net of issuance costs	-	20,472,496
Principal paid on notes payable	(3,600,000)	(7,800,000)
Proceeds from share purchase agreement, net of issuance costs		2,380,050
Net Cash Provided by Financing Activities	5,182,758	15,090,046

Increase (decrease) in Cash	(1,232,750)	3,058,964
Cash – Beginning of Period	7,001,786	2,320,149
Cash – End of Period	$5,769,036	$5,379,113

Supplemental disclosures (Note 16)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

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

2. Liquidity and Going Concern

During the three months ended September 30, 2024, the Company incurred a net loss of $11.8 million and used cash of $5.6 million for operating activities. At September 30, 2024, the Company has a cash balance of $5.8 million and an accumulated deficit of $225.0 million.

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

The going concern assessment excludes the Company’s at-the-market (“ATM”) offering (Note 13), which could provide sources of liquidity.

Based on our current operating plan, unless we generate income from the operations of our facilities or raise additional capital (debt or equity), it is possible that we will be unable to maintain our financial covenants under our existing Note agreement (Note 11). If such covenant violations are not waived by the Note holder, it would result in an event of default, causing an acceleration of the outstanding balances. If we do raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interest of our existing stockholders may be diluted.

3. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U. S. Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements.

The condensed consolidated balance sheet at September 30, 2024, and the condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders’ equity, and cash flows for the three months ended September 30, 2024 and 2023 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending June 30, 2025 or for any future interim period. The condensed consolidated balance sheet at June 30, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the SEC on September 23, 2024. The Company’s consolidated subsidiaries consist of its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (dissolved), LithiumOre Corporation (formerly Lithortech Resources Inc), ABMC AG, LLC (dissolved) and Aqua Metals Transfer LLC.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

As disclosed in the Company’s FY 2024 Form 10-K, subsequent to the issuance of the Company’s fiscal year 2023 consolidated financial statements, the Company identified errors in the application of Accounting Standards Codification (“ASC”) 710, “Compensation-General,” and ASC 718, “Compensation-Stock Compensation,” related to expense recognition for cash and equity awards that are subject to both service and performance conditions. ASC 710 and ASC 718 require recognition of compensation cost once achievement of the performance condition becomes probable as the requisite service is provided. Historically, the Company did not recognize compensation cost for certain cash and equity awards until the performance conditions in the form of milestones were achieved, and for the Company’s common share warrant performance-based awards, no compensation cost had previously been recognized when the performance conditions either became probable of achievement or were achieved. As the common share warrant and restricted stock unit (“RSU”) performance-based awards to executive officers and key employees are granted with a fixed dollar value and settled in a variable number of common share warrants or RSUs, these awards are liability-classified until the number of common share warrants or RSUs are fixed, and the corresponding compensation cost should be recorded to current or long-term liabilities, or additional paid-in capital, depending on expected timing of settlement of the award, once the performance conditions become probable of achievement.

The correction of this error resulted in an increase in compensation cost of $1.6 million as of and for the quarter ended September 30, 2023. As certain of these awards are liability-classified, the correction of this error resulted in an increase of $0.2 million in accounts payable and accrued liabilities for the current portion of the awards, and an increase of $1.4 million in additional paid-in capital for the awards where the number of common share warrants or RSUs are fixed as of September 30, 2023.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The Company also identified an error in application of ASC 815, “Derivatives and Hedging,” related to the initial and subsequent recognition of a freestanding call option in the Company’s convertible notes that does not qualify for equity classification. ASC 815 requires bifurcation of the freestanding call option with subsequent changes in the fair value of the bifurcated derivative to be recorded in earnings. At issuance of the convertible notes, the Company should have recognized a derivative liability and a corresponding discount on the convertible notes resulting from bifurcation of the derivative, with subsequent changes in the fair value of the derivative liability and accretion of the discount recorded in earnings.

The correction of this error resulted in an increase in amortization and accretion of financing costs expense of less than $0.1 million for the quarter ended September 30, 2023.

The Company has evaluated the effects of the correction detailed in the tables below on the previously issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC 250, “Accounting Changes and Error Corrections.” The Company has concluded such corrections to be immaterial to its previously issued consolidated financial statements. While management believes the effect of the error is immaterial to the Company’s previously issued consolidated financial statements as of and for the quarter ended September 30. 2023, the financial statement line items impacted by this error have been corrected.

The tables below reflect the sections of the Company’s consolidated financial statements that were impacted by the error.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30, 2023
	As Reported	Adjustments	As Corrected

Operating expenses
General and administrative	$2,948,846	$105,152	$3,053,998
Research and development	2,155,314	1,458,538	3,613,852
Exploration	1,279,782	70,138	1,349,920
Total operating expenses	6,383,942	1,633,828	8,017,770

Net loss before other income (expense)	$(6,383,942)	$(1,633,828)	$(8,017,770)

Other income (expense)
Amortization and accretion of financing costs	$(706,731)	$(26,165)	$(732,896)
Total other income (expense)	(848,042)	(26,165)	(874,207)

Net loss attributable to common stockholders	$(7,231,985)	$(1,659,992)	$(8,891,977)
Net loss per share, basic and diluted	$(0.16)	$(0.03)	$(0.19)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three months ended September 30, 2023
	As Reported	Adjustments	As Corrected

Stockholders’ Equity

Additional paid-in capital:
Stock-based compensation expense	1,921,442	1,447,827	3,369,269
Balance, September 30, 2023	$226,317,285	$1,955,760	$228,273,045

Accumulated deficit
Net loss for period	(7,231,985)	(1,659,992)	(8,891,977)
Balance, September 30, 2023	$(167,205,560)	$(2,512,925)	$(169,718,485)

Total stockholders’ equity
Balance, September 30, 2023	$59,195,532	$(557,166)	$58,638,366

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended September 30, 2023
	As Reported	Adjustments	As Corrected
Operating Activities
Net loss attributable to stockholders	$(7,231,985)	$(1,659,992)	$(8,891,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and accretion expense	$256,459	$26,165	$282,624
Stock-based compensation	1,921,442	1,447,827	3,369,269
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$228,071	$186,000	$414,071

Net cash used in operating activities	$(4,758,984)	$-	$(4,758,984)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and June 30, 2024.

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

The carrying values of the Company’s cash, accounts receivable, prepaid expenses and deposits, notes payable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

The Company’s recurring fair value measurements include the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. See Notes 6 and 11 for relevant fair value disclosures. Given use of unobservable inputs, there is inherently uncertainty that the inputs could reasonably have been different as of the reporting date.

The Company’s non-recurring fair value measurements include the valuation of the assets held-for-sale as of September 30, 2024. See Note 7 for relevant fair value disclosures.

Adoption of Recent Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its consolidated financial statements and assures there are sufficient controls in place to ascertain the Company’s consolidated financial statements properly reflect the change.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

In November 2024, the FASB Issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosures, in the notes to financial statements, of specified information about certain costs and expenses. The amendment clarifies which certain costs and expenses that are included in cost of sales and selling, general, and administrative expense categories that should be disclosed with qualitative descriptions of amounts that are not separately disaggregated quantitatively. Additionally, the amendment requires disclosure of total amounts of selling expenses and an entity’s definition of selling expense. The update will be effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

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

	September 30, 2024	June 30, 2024
Raw materials	$68,442	$66,088
Finished goods	187,455	88,232
	$255,897	$154,320

5. Government Grants and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $0.1 million and $0.2 million as of September 30, 2024 and June 30, 2024, respectively. The Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs are incurred. During the period ended September 30, 2024, the Company recognized $1.4 million of invoiced government funds as an offset to R&D costs. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful life.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (the “AMMTO grant”) was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of September 30, 2024, the cumulative funds invoiced for this grant totaled $2.0 million, which represents 86% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ending June 30, 2024. As of September 30, 2024, the cumulative funds invoiced for this grant totaled $0.5 million, which represents 97% of the total eligible reimbursements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

On October 21, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of September 30, 2024, the cumulative funds invoiced for this grant totaled $2.5 million, which represents 4% of the total eligible reimbursements.

On November 17, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of September 30, 2024, the cumulative funds invoiced for this grant totaled $0.9 million, which represents 9% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S.DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada. As of September 30, 2024, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of September 30, 2024, the Company has not incurred any qualifying expenditures towards this tax credit.

On September 23, 2024, the U.S. DOE announced that the Company had been selected for award negotiations for a highly competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility.

6. Derivative Liabilities

During the quarter ended September 30, 2024, the Company’s embedded conversion feature on its convertible notes and its outstanding warrants may be treated as derivative liabilities for accounting purposes under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” due to insufficient authorized shares to settle these outstanding equity-linked contracts, while the terms of these instruments still allow the holders to exercise which would require the Company to net-cash settle the instrument. In such cases, the Company has adopted a sequencing approach under ASC 815-40 to determine the classification of its equity-linked financial instruments at issuance and at each subsequent reporting date. Under this sequencing policy, the Company reclassifies to liabilities those equity-linked financial instruments with the most recent issuance or modification date. The derivative liabilities are initial recorded at fair value and subsequently re-valued each reporting date, with changes in fair value reported in the condensed consolidated statements of operations. The Company utilizes the Black-Scholes option-pricing model to value the derivative liabilities at initial reclassification and subsequent valuation dates, adjusted for instrument-specific terms as applicable.

In August 2024, the Company issued common shares and warrants to purchase common shares under private placement subscription agreements. See further discussion at Note 13. As there were insufficient authorized shares available at the time of issuance, the warrants were classified as derivative liabilities, measured at fair value as of issuance, and re-measured to fair value as of September 30, 2024. Of the $1.9 million in proceeds received from the private placement, $0.6 million was received from related parties of the Company, including current employees and an immediate family member of the Chief Executive Officer. The Company recognized common shares and warrants to purchase common shares with a total fair value of $1.4 million, compensation expense of $0.7 million and a loss on private placement of $0.1 million in the condensed consolidated statements of operations. The Company recognized less than a $0.1 million loss on change in fair value of these liability-classified equity-linked financial instruments. As of September 30, 2024, derivative liabilities totaling $0.9 million relate to the warrants held by the related parties in this transaction and are included in long-term liabilities in the condensed consolidated balance sheets.

For the remaining private placement subscription agreements, the Company recognized the fair value of the warrants of $1.7 million and a loss on private placement of $0.6 million as of issuance, and a fair value of $1.7 million as of September 30, 2024, with the loss on change in fair value of less than $0.1 million recorded to change in fair value of liability-classified equity-linked contracts in the condensed consolidated statements of operations. The associated derivative liability is included in long-term liabilities in the condensed consolidated balance sheets.

In September 2024, the Company’s convertible notes were amended to increase the conversion rate of the conversion option. See further discussion at Note 11. Upon modification, the Company no longer had sufficient authorized shares to settle all equity-linked contracts including the convertible notes upon a potential conversion and accordingly, the embedded conversion feature was bifurcated from the convertible notes to be accounted for as a derivative liability. The Company calculated a fair value of the bifurcated conversion feature of $0.7 million as of the modification date and a fair value of $0.9 million as of September 30, 2024, with the loss on change in fair value of $0.2 million recorded to change in fair value of liability-classified financial instruments in the condensed consolidated statements of operations. The associated derivative liability is included in long-term liabilities in the condensed consolidated balance sheets.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

During the quarter ended September 30, 2024, the Company issued additional common shares under its ATM and as a result of the Company’s sequencing policy did not have sufficient authorized shares to settle all of its equity-linked financial instruments. The Company reclassified warrants with a fair value of $0.2 million to liabilities and recognized a gain on change in fair value of liability-classified financial instruments of less than $0.1 million in the condensed consolidated statements of operations. The associated derivative liability is included in long-term liabilities in the condensed consolidated balance sheets

The table below sets forth the Black-Scholes inputs and assumptions for the Company’s valuation and re-valuation of its derivative liabilities for the quarter ending September 30:

2024
Weighted average expected term (years)	0.08 – 5.00
Risk-free interest rate	3.47% - 5.47%
Dividend yield	0%
Volatility	29.11% - 137.84%

A summary of the activity related to derivative liabilities for the quarter ending September 30, 2024, is as follows:

	Warrant Derivative Liabilities	Conversion Option Derivative Liability	Total Derivative Liabilities

Balance, June 30, 2024	$-	$-	$-
Fair value of reclassifications during the period	502,627	689,131	1,191,758
Fair value of issuances during the period	2,632,467	-	2,632,467
Change in fair value	(17,447)	250,304	232,857
Balance, September 30, 2024	$3,117,647	$939,435	$4,057,082

7. Property, Plant and Equipment

The table below presents the property, plant and equipment as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Land	$8,860,916	$8,860,916
Building	16,632,100	24,867,784
Equipment and vehicles	22,893,669	14,313,970
Total Property, plant and equipment	48,386,685	48,042,670
Less: accumulated depreciation	(2,966,058)	(1,727,704)
Property, plant and equipment, net	45,420,627	$46,314,966

The Company recognized depreciation expense of $1.3 million and $36,502 for the three months ended September 30, 2024 and 2023, respectively.

During the fourth quarter of fiscal 2024, the Company approved a plan to sell certain assets comprised primarily of land and a building from our Fernley location. The Company made this decision due to the acquisition of the Peru facility that would accelerate our time to production and commercialization. The assets located at Fernley had a carrying amount of $18.6 million and water rights with a carrying amount of $0.1 million. These assets have been classified as held-for-sale as of June 30, 2024 and are expected to be sold within the next twelve months. The Company recorded an impairment charge on the assets held-for-sale of $10.3 million for the fiscal year ended June 30, 2024. The fair value of the assets held-for-sale is classified within Level 3 of the fair value hierarchy and was determined based on indicative market listing prices of the assets. As of September 30, 2024, there were no changes to the valuation of assets held-for-sale.

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

The Company’s acquisition of the commercial-scale battery recycling facility at the TRIC included water rights valued at $0.7 million and are described as an eighteen and forty-five one-hundredths (18.45) acre-foot/annually portion of the Truckee-Carson Irrigation District. These have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

The table below presents total intangible assets at:

	September 30, 2024	June 30, 2024
Water rights	$4,519,038	$4,519,038

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

10. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	September 30, 2024	June 30, 2024
Trade payables	$4,728,264	$4,255,398
Accrued fixed assets	503,611	996,970
Accrued expenses	1,249,744	2,244,265
Market agreement settlement	900,000	1,800,000
Right-of-use liability, current	21,938	54,304
Total accounts payable and accrued liabilities	$7,403,557	$9,350,937

On July 3, 2024, the Company and Mercuria Energy America, LLC agreed to resolve their respective disputes related to a Marketing Agreement entered into in May 2023. Under the terms of the Settlement Agreement, the Company agreed to make six monthly payments to Mercuria Energy America, LLC of $0.3 million. Upon the completion of the payments, the parties agreed to release any and all claims, disputes, actions, suits, proceedings, demands and/or liabilities in law and/or equity or otherwise. The total amount of payments due of $1.8 million was accrued as of June 30, 2024. As of September 30, 2024, $0.9 million remained unpaid.

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

On August 30, 2023, the Company caused the repayment in full of all indebtedness, liabilities and other obligations under, and terminated the Credit Agreement The Company did not incur any material early termination penalties because of such termination of the credit agreement.

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company sold to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”). To date, $25.0 million has been received and $22.2 million has been repaid. The remaining $26 million under the facility includes $13.5 million with the condition that the Company started trading on the Nasdaq Capital Market, had $250,000 in sales, and establish an ATM or ELOC, and another $12.5 million at the discretion of the Buyers. Buyers may request partial redemptions of up to an aggregate of $1.8 million on the 15th of each month or may convert the Notes into shares of common stock of the Company (“Conversion Shares”) at a conversion rate of 110% of the last reported sales price on the date of the agreement to acquire such Notes. The Notes bear zero coupon, mature on September 1, 2025, require a minimum of $5.0 million maintained in cash and cash equivalents, and are secured by certain real property and cash and investment accounts of the Company.

The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the condensed consolidated statements of operations. See Correction of Previously Issued Consolidated Financial Statements in Note 3. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the three months ended September 30, 2024, the Company recorded a gain of $0.7 million within the change in fair value of the derivative liability in the condensed consolidated statements of operations. As of September 30, 2024, the fair value of the derivative liability was determined to be nil given the expiration of the freestanding call option on October 1, 2024.

Note discount and issuance costs totaled $5.1 million and reduced the carrying value of the Notes as a debt discount. The carrying value, net of debt discount and issuance costs, is being accreted over the term of the Notes from date of issuance to date of full repayment, expected to be in October 2024 based on partial redemption payments, using the effective interest rate method. For the three months ended September 30, 2024, amortization of debt discount and issuance costs totaled $0.8 million.

On September 13, 2024, the Notes were amended to allow payment of principal totaling $0.6 million in common shares of the Company in lieu of cash, with the remaining principal due in September 2024 deferred to October 2024. Subsequent to September 30, 2024, further payment on the Notes has been deferred by the Buyers while negotiations on a potential amendment to the Notes are on-going. Total common shares of 726,216 were issued with a fair market value of $0.7 million. The Notes were also amended to increase the conversion option rate. The Company concluded that the amendment to the Notes was an extinguishment for accounting purposes due to the increase in the conversion option fair value. The Company recognized a $0.7 million loss on extinguishment in the condensed consolidated statement of operations, comprised of the write-off of the remaining debt discount and debt issuance costs of $0.6 million and the excess of fair value of the common shares paid in lieu of cash over the principal owed of $0.1 million.

The table below presents the net carrying amounts of the Notes as of:

September 30, 2024
Principal outstanding	$2,883,333
Debt discount associated with bifurcated conversion option	(689,132)
Amortization of debt discount from derivative liability	366,101
Net carrying value	$2,560,302

The table below presents the maturities of notes payable as of September 30, 2024:

October 15, 2024	$2,883,333
Less: unamortized debt discount and issuance costs	(323,031)
Total notes payable	$2,560,302

Notes payable, current	$2,560,302
Notes payable, non-current	$-

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

12. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“RoU assets”) are presented within the asset section of the Company’s consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s consolidated balance sheets at September 30, 2024 and June 30, 2024.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the three months ending September 30, 2024 and 2023, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. Total operating lease costs for the three months ended September 30, 2024 and 2023, were each approximately $0.1 million. The Company does not have any finance leases as of September 30, 2024 and 2023.

As of September 30, 2024, current lease liabilities of $0.1 million are included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. The table below presents total operating lease RoU assets and lease liabilities at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Operating lease right-of-use asset	$16,842	$42,103
Operating lease liabilities	$21,938	$54,304

The table below presents the maturities of operating lease liabilities as of September 30, 2024:

September 30, 2025	$22,157
September 30, 2026	-
Total lease payments	22,157
Less: discount	(219)

Total operating lease liabilities	$21,938

Operating lease liabilities, current	$21,938
Operating lease liabilities, non-current	$-

The table below presents the weighted average remaining lease term for operating leases and weighted average discount rate used in calculating operating lease right-of-use asset as of September 30, 2024.

Weighted average lease term (years)	0.16
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

13. Stockholders’ Equity

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

To date, the Company has authorized a total of 1,666,667 shares of preferred stock. Of this amount the Company has designated a total of 233,334 shares to four classes of preferred stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. As of September 30, 2024 and June 30, 2024, there were 5 and nil shares of Series D Preferred Stock issued and outstanding. A description of each class of preferred stock is listed below.

On September 16, 2024, the Company entered into a Subscription and Investment Representation Agreement with Ryan Melsert, its Chief Executive Officer, who is an accredited investor, pursuant to which the Company agreed to issue and sell five (5) shares of the Company’s Series D Preferred Stock, par value $0.001 per share, to Mr. Melsert for an aggregate purchase price of $100, or $20 per share of Series D Preferred Stock. The sale closed on September 16, 2024. The Series D Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series D Preferred Stock has no rights with respect to distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. Each share of Series D Preferred Stock will have 12,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to a proposal to amend the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock of the Company. The Series D Preferred Stock will be voted, without action by the holder, on such proposal in the same proportion, and in the same manner, as shares of common stock are voted by the shareholders and in no other manner. The Series D Preferred Stock has no other voting rights except as otherwise authorized by the Nevada Revised Statutes.

The Series D Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the articles of incorporation, as amended, implementing an increase in the number of authorized shares of common stock of the Company. Upon such redemption, the holder of the Series D Preferred Stock will receive consideration of $100. Accordingly, as the Series D Preferred Stock is subject to possible redemption, it is presented as temporary equity, outside of stockholders’ equity, at its redemption amount on the condensed consolidated balance sheets.

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on September 30, 2024 and June 30, 2024.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on September 30, 2024 and June 30, 2024.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on September 30, 2024 and June 30, 2024.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had 5 shares and nil shares of Series D Preferred Stock issued and outstanding on September 30, 2024 and June 30, 2024.

Common Stock

The Company has 80.0 million shares of common stock authorized, with a par value of $0.001 per share.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Three months ended September 30, 2024:

During the period the Company issued 353,221 common shares upon vesting of share-based awards.

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $50,000,000, subject to the terms and conditions of the Sales Agreement. On September 30, 2024, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-252492) offering the Shares. During the period, the Company sold 5,938,786 common shares, related to the ATM sales agreement, for total proceeds of $6.3 million, of which $0.1 million is recorded as a subscription receivable on the consolidated balance sheet at September 30, 2024. In addition, the Company settled the issuance of 487,838 common shares for a total of $0.6 million that was included in subscriptions receivable as of June 30, 2024.

On August 1, 2024, the Company agreed to sell in a private placement 53 Group A Units (defined below) to several accredited investors and 23 Group B Units to the Company’s new Chief Operating Officer, to an immediate family member of the Chief Executive Officer, and to two current employees, a portion of which was rescinded on November 12, 2024, resulting in the sale of a total of only 18 Group A Units and 23 Group B Units in such private placement. Each “Group A Unit” consists of 25,000 shares of Common Stock, 25,000 Series A warrants with a five-year term to purchase Common Stock (“Series A Warrants”) and 25,000 Series B Warrants with an 18-month term to purchase Common Stock (collectively with the Series A Warrants, the “Warrants”) with a purchase price of $25,000 per Unit; each “Group B Unit” consists of 19,531 shares of Common Stock and 39,062 Series A Warrants with a five-year term and a purchase price of U.S. $25,000 per Unit. The Company received an initial payment of approximately $1.9 million but after the recission retained only an aggregate purchase price of $1.0 million. The recission is an event that will be accounted for as part of the second quarter results.

Upon issuance, the Company concluded that it had insufficient authorized shares to settle the warrants (see Note 6). As the warrants are therefore liability-classified and remeasured at fair value each reporting period, the Company allocated the proceeds first to the warrants with any residual proceeds allocated to the common shares. A day-one loss is recognized to the extent the recognized fair value of common shares and warrants exceeds the proceeds received.

During the period, the Company issued 726,216 common shares pursuant to the debt conversion option in lieu of cash payment of $0.6 million (see Note 11). The fair value of the common shares issued of $0.7 million was recorded in additional paid-in capital for this transaction.

On July 22, 2024, the Board of Directors authorized and approved to extend the expiration date to April 30, 2025 for 600,000 certain warrants with an exercise price of $1.125 issued in connection with a previous equity offering which were previously scheduled to expire on October 31, 2024. Of the 600,000 warrants, 200,000 warrants are held by Ryan Melsert, Chief Executive Officer. The modification of the warrants resulted in incremental fair value of $0.1 million as of the modification date, of which less than $0.1 million was recognized as stock-based compensation expense for those warrants held by the Chief Executive Officer and the remainder as a deemed dividend per the requirements of ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The Company utilized a Black-Scholes option-pricing model to determine the incremental fair value with assumptions including volatility of 100.47% and a risk-free rate of 5.06%.

During the period, the Company recognized stock-based compensation expense of $3.2 million, which was an increase to additional paid-in capital of $2.4 million and an increase to the equity compensation liability of $0.1 million. Stock-based compensation expense also included the $0.7 million related to the excess fair value related to warrants issued to the Insiders and the incremental fair value from modification of certain warrants discussed above.

The Company had the following potentially dilutive shares outstanding as of September 30:

	2024	2023
Convertible notes	3,489,871	2,528,873
Warrants	9,394,469	5,696,026
Share awards outstanding	3,176,967	1,582,126
Total potentially dilutive	16,061,307	9,807,025

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

14. Share Purchase Warrants

During the three months ended September 30, 2024, there were 3,548,426 warrants issued pursuant to the Private Placement (see Note 13), of which 898,426 warrants were purchased by employees of the Company.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2024	6,928,758	$12.95
Granted	3,548,426	1.01
Exercised	-	-
Expired	(1,082,715)	12.02
Balance, September 30, 2024	9,394,469	$8.55	2.97	$248,390
Exercisable, September 30, 2024	8,663,129	$8.76	2.85	$248,390

15. Equity Compensation Awards

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

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the three months ended September 30, 2024, the Company granted 0.2 million share awards, respectively.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

15. Equity Compensation Awards (continued)

The table below reflects the share award activity for the period ended September 30, 2024:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2024	3,428,604	$5.02
Granted	185,742	1.00
Vested	(410,504)	4.10
Forfeitures	(26,875)	$5.22
Unvested awards at September 30, 2024	3,176,967	$4.90

As awards are granted, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Compensation-Stock Compensation.” The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the quarter ended September 30, 2024 totaled $0.4 million.

The Company recognized stock-based compensation expense of $3.2 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and June 30, 2024, the equity compensation liability totaled $0.5 million and $0.4 million related to warrants and RSUs awarded to officers of the Company, respectively, where the performance target had not yet been achieved by employees and officers but was probable of achievement. Subsequent to September 30, 2024, the performance target has been achieved and approval by the board of directors has occurred.

As of September 30, 2024, there were approximately $8.5 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 2.6 years.

The table below presents the stock-based compensation expense per respective line item on the condensed consolidated statements of operations for the three months ended September 30:

	2024	2023

Cost of goods sold	$145,259	$-
General and administrative	1,959,270	935,963
Research and development	902,268	2,287,859
Exploration	164,319	145,447
Total stock-based compensation	$3,171,116	$3,369,269

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

16. Supplemental Statement of Cash Flow Disclosures

For the three months ended September 30:

	2024	2023

Supplemental disclosures:

Interest paid	$4,575	$-

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	503,611	2,088,533
Deposits capitalized as investing activities	-	27,737,370
Other receivables recognized as financing activities	102,743	350,550
Debt payment satisfied with common shares	600,000	-

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2024 and the Lab leases expire on November 30, 2024. Consistent with the guidance in ASC 842, the Company has recorded the principal office lease in its condensed consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 12 – Leases.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance The Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At September 30, 2024, The Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

18. Subsequent Events

On June 18, 2024, at the recommendation of the compensation committee of the Company, our board of directors adopted, subject to the receipt of shareholder approval, the American Battery Technology Company 2024 Employee Stock Purchase Plan (the “ESPP”) providing for the issuance of up to 3,000,000 shares of our common stock. On November 13, 2024, at our 2024 annual meeting of shareholders (the “Annual Meeting:”) our shareholders approved the ESPP. The purpose of the ESPP is to provide employees of the Company and its subsidiaries (as set forth in the ESPP) with an opportunity to acquire a proprietary interest in the Company through the purchase of shares of common stock.

On November 12, 2024, part of the private placement transaction executed on August 1, 2024 was rescinded, resulting in an aggregate issuance of 41 units made up of: (i) with respect to non-employee investors, 18 units consisting of 25,000 shares of Common Stock (the “Shares”), 25,000 Series A Warrants to Purchase Common Stock (“Series A Warrants” as further described herein) and 25,000 Series B Warrants to Purchase Common Stock (“Series B Warrants” as further described herein and collectively, with the Series A Warrants, the “Warrants”) (such Shares and Warrants are collectively referred to herein as the “Units”), at the price of U.S. $25,000 per Unit; and (ii) with respect to employee investors, 23 units consisting of 19,531 Shares and 39,062 Series A Warrants (such Shares and Series A Warrants are collectively referred to herein as the “Employee Units”), at the price of U.S. $25,000 per Employee Unit. The Company retained an aggregate purchase price of $1.0 million.

On November 13, 2024, at the Annual Meeting, our shareholders approved and adopted an amendment (the “Amendment”) to the Company’s articles of incorporation, as amended, to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000. On November 14, 2024, the Amendment was filed with the Secretary of State of Nevada and was effective upon filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Condensed Consolidated Financial Statements”. References in this report to “American Battery,” the “Company,” “we,” “our” and “us” are references to American Battery Technology Company and its subsidiaries.

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward-looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully execute on our business strategy; our ability to raise additional capital and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Form 10-K for the year ended June 30, 2024 and from time to time in our other reports filed with the SEC.

Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flow and financial position. There can be no assurance future results will meet expectations. Forward-looking statements speak only as of the date of this report and we expressly disclaim any intent to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview

American Battery Technology Company (the “Company”) is a growth company within the lithium–ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its exploration of new domestic-US primary resources of battery metals, development and commercialization of new technologies for the extraction of these battery metals from primary resources, and commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

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

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a competitive grant from the U.S. Department of Energy’s Advanced Manufacturing and Materials Technologies Office through the Critical Materials Innovation program to support a $4.5 million project for the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has also been awarded an additional grant award under the Bipartisan Infrastructure Law to support a $115 million project to design, construct, and commission a first-of-kind commercial-scale refinery to produce 30,000 MT of battery-grade lithium hydroxide per year from this resource.

ABTC has completed the construction and commissioning of its claystone to lithium hydroxide (LiOH) pilot plant, marking a significant milestone in the commercialization of its internally-developed processes to access an unrealized domestic primary lithium resource. The construction and commissioning of this pilot plant enables ABTC to demonstrate its technologies for accessing the lithium housed in its unconventional resource, Tonopah Lithium Flats Project (TFLP), in an integrated and continuous system, and to generate large amounts of battery grade lithium hydroxide for delivery to customers for qualifications and evaluation. The construction and operation of this pilot demonstration plant are supported by a competitively awarded grant from the U.S. Department of Energy (DOE) for this $4.5 million effort. Product from the pilot plant is being sent for analysis to confirm and validate the resource.

ABTC has filed an amended Initial Assessment for its Tonopah Flats Lithium Project (TFLP). The TFLP is one of the largest identified lithium resources in the U.S., and while initial pit designs and economic analyses in previous assessments evaluated the full resource, this updated Initial Assessment utilizes a commercialization pathway with a more rigorous mine plan that contemplates utilization of only Measured and Indicated Mineral Resources, and excludes Inferred Mineral Resources, to supply the planned commercial-scale lithium hydroxide refinery. This commercialization pathway allows for an engineered phased development, with improved access to the higher quality portions of the resource, and at improved project economics.

On March 28, 2024, ABTC was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S. Department of Energy (DOE), which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada. As of September 30, 2024, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards. The Company intends to sell the credit in order to monetize it’s value.

Also on March 28, 2024, ABTC was selected for an additional $40.5 million tax credit through the Qualifying Advanced Energy Project Credits program (48C) to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. As with ABTC’s initial $19.5 million tax credit under the 48C program supporting the construction and buildout of its battery recycling facility in Nevada, this additional award was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S. Department of Energy (DOE), which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. As of September 30, 2024, the Company has not incurred any qualifying expenditures towards this tax credit.

Financial Highlights:

●	Revenues were $202,000 in the three months ended September 30, 2024, following the Company’s initial recognition of revenues in the fourth quarter of fiscal 2024.
●	Cash COGS was $1.3 million in the three months ended September 30, 2024, after the removal of non-cash items such as depreciation expense and stock-based compensation.
●	On September 23, 2024, the Company was selected for a new highly competitive grant from the US DOE for $150 million in federal funding to construct a second lithium-ion battery recycling facility.
●	Government grant reimbursement was $1.4 million for the three months ended September 30, 2024 compared to $0.5 million during the same period of the prior year. Out of the current period’s $1.4 million in grant funding, $0.3 million was recorded as an offset to fixed assets, as reimbursements related to equipment purchases, and $0.8 million was recorded as an offset to research and development costs within the condensed consolidated statement of operations.
●	As of September 30, 2024, the Company had total cash on hand of $5.8 million.
●	Cash used in operations for the three months ended September 30, 2024 was $5.6 million, compared to $4.8 million of cash used in operations during the three months ended September 30, 2023.
●	On August 1, 2024, the Company entered into a private placement offering for a total amount of $1.9 million.

Components of Statements of Operations

Revenue

During the three months ended September 30, 2024, our revenue was $0.2 million. This is related to the sale of our recycled products produced from recycling operations and followed our initial revenue generated by the Company in the fourth quarter of fiscal 2024. The materials were sold to a customer who took delivery at our plant and the materials will remain at our plant to be further processed when phase two of the plant is complete.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2024 was $2.5 million. After the removal of non-cash items of $1.2 million such as depreciation expense of $1.1 million and stock-based compensation of $0.1 million, cash cost of goods sold was $1.3 million. The high cost of goods sold is related to the depreciation of the recycling facility fixed assets in the amount of $1.1 million, which is time based, and the finalization of the production process. We expect these costs to continue to rise on an absolute basis but will be reduced as a percentage of revenue as we scale our production and sales and gain efficiencies in the production process. In Q4 of fiscal 2024, the Company generated its first revenue and started to record cost of goods sold. Cost of goods sold during the three months ended June 30, 2024 was $3.3 million of which $1.3 million was related to depreciation expense and $0.2 million was related to stock-based compensation. Cash cost of goods sold for the three months ended June 30, 2024 was $1.8 million.

Operating Expenses

During the three months ended September 30, 2024, the Company incurred $7.5 million of operating expenses compared to $8.0 million during the three months ended September 30, 2023.

General and administrative expenses consist of stock-based compensation, office expenses, legal, recruitment, business development, public relations, and general facility expenses. For the three months ended September 30, 2024, general and administrative expenses were $5.0 million, an increase of $1.9 million over the same period in the prior year primarily related to increased stock-based compensation, personnel costs, audit and insurance costs.

Research and development expenses consist primarily of laboratory leases, supplies, salaries, stock-based compensation, and employee benefits. Research and development expenses for the three months ended September 30, 2024 and 2023 were $2.0 million and $3.6 million, respectively. The decrease is primarily due to allocation of such costs to cost of goods sold and inventory as part of phase 1 recycling operations coming online in the fourth quarter of fiscal 2024. These costs are partially offset by federal grant funds for awards that it has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $0.8 million and $0.5 million related to these awards for the three months ended September 30, 2024 and 2023 respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse costs, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $0.4 million for the three months ended September 30, 2024 compared to $1.4 million during the same period in the prior year. The decrease year-over-year resulted principally from higher costs in prior year related to drilling, assaying and engineering to further define and potentially upgrade the geological classification of the mineral rights.

Other Income (Expense)

During the three months ended September 30, 2024, the Company recorded other expense of $1.9 million, including $1.2 million for amortization of debt financing costs, $0.7 million loss on debt extinguishment, $0.6 million loss on private placement and $0.2 million for change in fair value of liability classified instruments; offset by other income of $0.7 million for change in fair value of derivative liability and $0.1 million for interest income.

Net Loss

During the three months ended September 30, 2024, the Company incurred a net loss of $11.8 million or $0.17 loss per share compared to a net loss of $8.9 million, or $0.19 loss per share, during the three months ended September 30, 2023.

Liquidity and Capital Resources

At September 30, 2024, the Company had cash of $5.8 million and total assets of $73.8 million compared to cash of $7.0 million and total assets of $77.7 million at June 30, 2024. The decrease of cash is due to normal transactional activities related to plant production and paydown of debt obligation.

The Company had total current liabilities of $10.0 million at September 30, 2024, compared to $15.8 million at June 30, 2024. The decrease related to paydown of debt and timing of payments for accounts payable and accrued expenses.

As of September 30, 2024 the Company had working capital of $5.5 million compared to $2.6 million at June 30, 2024. The positive working capital at the end of both periods results from the classification of $8.4 million of held-for-sale assets as current at September 30, 2024 and June 30, 2024. Absent this classification, the working capital deficiency would have been $2.9 million and $5.8 million at September 30, 2024 and June 30, 2024, respectively.

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

The going concern assessment excludes the Company’s at-the-market (“ATM”) offering, which could provide sources of liquidity.

Based on our current operating plan, unless we generate income from the operations of our facilities or raise additional capital (debt or equity), it is possible that we will be unable to maintain our financial covenants under our existing Note agreement. If such covenant violations are not waived by the Note holder, it would result in an event of default, causing an acceleration of the outstanding balances. If we do raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interest of our existing stockholders may be diluted.

Cash Flows

For the three months ended September 30:

	2024	2023
Cash used in operating activities	$(5,552,350)	$(4,758,984)
Cash used in investing activities	(863,158)	(7,272,098)
Cash provided by financing activities	5,182,758	15,090,046
Net increase (decrease) in cash during the period	(1,232,750)	3,058,964

Cash from Operating Activities.

During the three months ended September 30, 2024, the Company used $5.5 million of cash for operating activities, compared to $4.8 million cash used during the three months ended September 30, 2023. In both periods, the cash used has supported an increased scale of operations including employee headcount and personnel costs, production, and, administrative costs related to insurance, legal and accounting.

Cash from Investing Activities

During the three months ended September 30, 2024, the Company used cash in investing activities of $0.9 million for acquisition of property and equipment for its recycling facilities. This is in comparison to cash used in investing activities of $7.3 million for the three months ended September 30, 2023. The decrease is due to the Company purchasing more equipment in the beginning stages of the plant build-out in prior year.

Cash from Financing Activities

During the three months ended September 30, 2024, the Company had cash provided by financing activities of $5.2 million, compared to $15.1 million provided during the three months ended September 30, 2023. The Company has relied on equity and debt financings to support the increased operating activities, and the ramp up of the recycling plant, development of the lithium ore pilot plant, and upgrades to the geological category of its Tonopah claims through additional studies and assessments.

The Company had proceeds from equity financings of $8.8 million in the three months ended September 30, 2024 compared to $2.4 million in the prior year period. The reduction in cash provided by financing activities in the three months ended September 30, 2024 compared to the prior year results from the paydown of notes payable of $3.6 million without any borrowings while, in the 2023 period, the Company had net borrowings of $12.7 million.

Working Capital

	September 30, 2024	June 30, 2024
Current assets	$15,483,244	$18,406,048
Current liabilities	9,963,859	15,798,298
Working capital	5,519,385	2,607,750

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

While some of our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, all our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended June 30, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2024, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are not effective, based on the material weaknesses described below.

Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of September 30, 2024, our internal control over financial reporting was not effective, due to the material weaknesses in internal control over financial reporting, described below.

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

The Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment. In addition, the Company did not maintain proper segregation of duties related to accounting processes. As a consequence, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. While these material weaknesses did result in immaterial misstatements of the Company’s consolidated financial statements, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in the consolidated financial statements may not be prevented or detected in a timely manner. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2024.

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

In addition to the above steps taken, in July 2024, we hired a new corporate controller with extensive experience in technical accounting, SEC reporting and internal control over financial reporting. In October 2024, we hired a senior accountant with public accounting and public company reporting experience, which will help to mitigate segregation of duties weakness. We plan to continue to utilize an outside CPA firm for technical expertise and we plan to perform a complete risk assessment to update our control procedures. These additional steps will help mitigate the technical expertise weakness, the segregation of duties weakness and identify any other areas of risk to be incorporated in our overall internal control plan. We expect to remediate these material weaknesses by the end of fiscal year 2025.

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. While we believe procedures are in place as of September 30, 2024 to address the material weaknesses, remediation steps are required to be in place and effective for an adequate period of time. We cannot provide assurance that such material weaknesses will be remediated, and we may discover additional material weaknesses that may require additional time and resources to remediate.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.

On September 24, 2024, the Company filed a complaint in the U.S. District Court for the District of Nevada, Case No. 3:24-cv-00434, asserting claims against Tysadco Partners, LLC (“Tysadco”) for amounts due and owing under March 16, 2024, March 21, 2024, and March 31, 2024, purchase agreements between Tysadco and the Company related to a Prospectus Supplement for the sale of Company stock. The Company promptly fulfilled its obligations under the Purchase Agreements by issuing the agreed upon shares of its common stock. However, to date Tysadco has only made partial payments to the Company under the purchase agreements, with the remaining $1,415,804.65 still unpaid.  The Company intends to vigorously pursue its remedies against Tysadco for its nonpayment.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2024. There have been changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2024 under “Item 1A - Risk Factors” as noted below.

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

To the extent any public or private offering of our securities is not conducted in accordance with applicable federal or state securities laws, purchasers of our securities could be entitled to rescission rights.

We have issued a significant number of securities in public and private offerings and as payment for services or in connection with transactions. It is possible, by reason of procedural or similar failures, or failures to provide disclosure or notices of sales, that a violation of federal or state securities laws may have occurred. If a holder of our securities were successful in claiming that securities were issued to such holder without such issuance being in compliance with applicable securities laws, we believe that the remedy to such holder would be a rescission of the sale, pursuant to which the holder could be entitled to recover the amount paid for the security, plus interest (usually at a statutory rate prescribed by state law).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Certificate of Designation of Series D Preferred Stock, dated September 16, 2024		09/20/2024	8-K	3.1
10.1	Settlement Agreement, dated July 3, 2024, between American Battery Technology Company and Mercuria Energy America, LLC**		07/06/2024	8-K	10.1
10.2	Offer Letter, dated August 26, 2024, between American Battery Technology Company and Steven Wu		08/26/2024	8-K	10.2
10.3	Release Agreement, dated August 26, 2024, between American Battery Technology Company and Andrés Meza		08/26/2024	8-K	10.3
10.4	Subscription and Investment Representation Agreement, dated September 16,2024, by and between American Battery Technology Company and Ryan Melsert		09/20/2024	8-K	10.4
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

*Furnished herewith.

** Certain Confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed. Additionally, certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) under Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY

(Registrant)

Date: November 14, 2024	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Jesse Deutsch
Jesse Deutsch
Chief Financial Officer (Principal Accounting Officer)

