Form 10-Q
period 2024-12-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2025-02-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 000-41811

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

The number of shares of common stock outstanding as of February 10, 2025 was 84,658,010.

American Battery Technology Company and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Balance Sheets

	December 31, 2024	June 30, 2024
ASSETS
Cash	$15,623,762	$7,001,786
Accounts receivable	323,975	228,499
Inventory (Note 4)	574,103	154,320
Grants receivable (Note 5)	27,119	191,522
Prepaid expenses and deposits	527,230	1,813,050
Subscription receivable (Note 13)	-	608,333
Restricted cash	5,000,000	-
Assets held-for-sale (Note 7)	8,408,538	8,408,538
Total current assets	30,484,727	18,406,048

Property, plant and equipment, net (Note 7)	44,534,680	46,314,966
Mining properties (Note 8)	8,392,977	8,392,977
Intangible assets (Note 9)	4,519,038	4,519,038
Right-of-use asset (Note 12)	357,431	42,103
Total assets	$88,288,853	$77,675,132

LIABILITIES & STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (Note 10)	$7,167,414	$9,233,806
Right-of-use lease liability – operating	108,600	117,131
Notes payable, current (Note 11)	10,165,377	6,447,361
Total current liabilities	17,441,391	15,798,298

Right-of-use lease liability – operating – long-term	250,416	-
Equity compensation liability (Note 15)	-	409,194
Total liabilities	17,691,807	16,207,492

Commitments and contingencies (Note 17)	–	–

Stockholders’ Equity:

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares as of December 31, 2024 and June 30, 2024.	–	–
Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of December 31, 2024 and June 30, 2024.
Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of December 31, 2024 and June 30, 2024.	–	–
Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares as of December 31, 2024 and June 30, 2024.	-	-
Common Stock Authorized: 250,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 84,392,375 and 64,061,763 common shares as of December 31, 2024, and June 30, 2024, respectively	84,390	64,059
Additional paid-in capital	310,351,869	275,589,383
Common stock issuable	(1,415,806)	(857,470)
Accumulated deficit	(238,423,407)	(213,328,332)
Total stockholders’ equity	70,597,046	61,467,640
Total liabilities and stockholders’ equity	$88,288,853	$77,675,132

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Operations

	Three months ended December 31, 2024	Three months ended December 31, 2023	Six months ended December 31, 2024	Six months ended December 31, 2023
Revenue	$332,440	$–	$534,400	$–
Cost of goods sold	3,305,743	–	5,848,384	–
Gross loss	(2,973,303)	–	(5,313,984)	–

Expenses:
General and administrative	$7,673,022	$4,416,716	$12,682,863	$7,470,713
Research and development	2,919,865	3,569,167	4,952,000	7,183,018
Exploration costs	234,568	823,425	655,075	2,173,345
Total operating expenses	10,827,455	8,809,308	18,289,938	16,827,076

Net loss before other income (expense)	(13,800,758)	(8,809,308)	(23,603,922)	(16,827,076)

Other income (expense)
Interest income (expense)	597	(7,647)	(3,978)	(142,636)
Amortization and accretion of financing costs	(732,197)	(1,132,258)	(1,904,546)	(1,865,154)
Unrealized gain (loss) on investment	-	826	-	(5,497)
Change in fair value of derivative liability	-	(229,472)	705,184	(229,473)
Loss on debt extinguishment	-	-	(675,648)	-
Loss on private placement	-	-	(567,161)	-
Change in fair value of liability-classified financial instruments	1,116,388	-	875,100	-
Other income	15,464	-	79,896	-
Total other income (expense)	400,252	(1,368,551)	(1,491,153)	(2,242,760)

Net loss	$(13,400,506)	$(10,177,859)	$(25,095,075)	$(19,069,836)

Net loss per share, basic and diluted	$(0.18)	$(0.21)	$(0.35)	$(0.40)
Weighted average shares outstanding	75,315,210	47,760,809	72,123,576	47,357,879

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2024	-	-	64,061,763	$64,059	$275,589,383	(857,470)	$(213,328,332)	$61,467,640
Shares issued upon vesting of share-based awards	-	-	353,221	353	(353)	-	-	-
Stock-based compensation expense	-	-	-	-	2,420,747	-	-	2,420,747
Shares issued pursuant to an At-The-Market offering	-	-	5,938,786	5,939	6,218,486	102,743	-	6,327,168
Settlement of receivable pursuant to share purchase agreement	-	-	487,838	488	607,848	(608,336)	-	-
Reclassification of equity-linked contracts to liabilities	-	-	-	-	(502,627)	-	-	(502,627)
Issuance of Series D Redeemable Preferred shares	5	100	-	-	-	-	-	100
Issuance of common shares and warrants pursuant to subscription agreements	-	-	1,774,213	1,774	533,623	-	-	535,397
Shares issued pursuant to debt extinguishment	-	-	726,216	726	740,014	-	-	740,740
Settlement of receivable pursuant to share purchase agreement (Tysadco)	-	-	-	-	-	50,000	-	50,000

Net loss for the period	-	-	-	-	-	-	(11,694,569)	(11,694,569)
Balance, September 30, 2024	5	$100	73,342,037	$73,339	$285,607,121	$(1,313,063)	$(225,022,901)	$59,344,596
Repurchase of Series D Redeemable Preferred shares	(5)	(100)	-	-	-	-	-	(100)
Shares issued upon vesting of share-based awards	-	-	1,073,399	1,074	(1,074)	-	-	-
Issuance of common shares under the Employee Stock Purchase Plan	-	-	177,440	178	140,568	-	-	140,746
Reclassification of equity-classified awards from equity compensation liability	-	-	-	-	467,191	-	-	467,191
Stock-based compensation expense	-	-	-	-	6,330,914	-	-	6,330,914
Shares issued pursuant an At-The-Market offering	-	-	690,553	690	695,774	(102,743)	-	593,721
Reclassification of derivative equity instruments from long-term liabilities	-	-	-	-	2,066,569	-	-	2,066,569
Rescission of common shares and warrants pursuant to subscription agreements	-	-	(875,000)	(875)	-	-	-	(875)
Shares issued pursuant to troubled debt restructuring	-	-	1,210,360	1,210	1,142,580	-	-	1,143,790
Issuance of common shares and warrants pursuant to registered direct offerings	-	-	8,773,586	8,774	13,902,226	-	-	13,911,000
Net loss for the period	-	-	-	-	-	-	(13,400,506)	(13,400,506)
Balance, December 31, 2024	-	$-	84,392,375	$84,390	$310,351,869	$(1,415,806)	$(238,423,407)	$70,597,046

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2023	-	-	45,888,131	$45,887	$223,134,798	(1,484,693)	$(160,826,508)	$60,869,484
Shares issued for professional services	-	-	1,326	1	15,174	(15,307)	-	(132)
Shares issued upon vesting of share-based awards	-	-	132,142	135	(135)	-	-	-
Stock-based compensation expense	-	-	-	-	3,369,269	-	-	3,369,269
Shares issued pursuant to rounding of reverse stock split	-	-	59,164	59	(59)	-	-	-
Shares reclaimed pursuant to asset acquisition	-	-	(128,206)	(128)	(1,255,650)	1,500,000	-	244,222
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	306,252	306	3,009,694	-	-	3,010,000
Shares issued pursuant to warrant exercises	-	-	45,545	46	(46)	37,500	-	37,500
Net loss for the period	-	-	-	-	-	-	(8,891,978)	(8,891,978)
Balance, September 30, 2023	-	$-	46,304,354	$46,306	$228,273,045	$37,500	$(169,718,486)	$58,638,365
Shares issued upon vesting of share-based awards	-	-	180,811	181	(181)	-	-	-
Stock-based compensation expense	-	-	-	-	4,261,327	-	-	4,261,327
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	2,799,973	2,800	12,829,925	-	-	12,832,725
Shares issued pursuant to warrant exercises	-	-	58,087	58	37,440	(37,500)	-	(2)
Net loss for the period	-	-	-	-	-	-	(10,177,859)	(10,177,859)
Balance, December 31, 2023	-	$-	49,343,225	$49,345	$245,401,556	$-	$(179,896,345)	$65,554,556

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended December 31, 2024	Six months ended December 31, 2023

Cash Flows From Operating Activities:
Net loss	$(25,095,075)	$(19,069,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,518,001	81,410
Accretion of financing costs	1,904,546	1,865,154
Amortization of right-of-use asset	52,315	50,525
Write-down of inventory to net realizable value	2,394,274	-
Unrealized loss on investment	-	5,497
Stock-based compensation	9,502,030	7,691,511
Shares issued for professional services	-	(448)
Change in fair value of derivative liability	(705,184)	229,473
Change in fair value of conversion option	(138,060)	-
Change in fair value of liability-classified equity-linked contracts	(737,040)	-
Loss on extinguishment of debt	675,648	-
Loss on private placement	567,161	-
Changes in operating assets and liabilities:
Accounts receivable	(95,476)	-
Inventory	(2,814,057)	(489,238)
Grants receivable	164,403	(326,170)
Prepaid expenses and deposits	1,285,820	416,234
Other current assets	-	(316,351)
Accounts payable and accrued liabilities	(2,053,400)	2,502,865
Right-of-use lease liabilities	(241,884)	(59,326)
Net Cash Used in Operating Activities	(12,815,978)	(7,418,700)
Cash Flows From Investing Activities:
Other acquisition deposits	-	(279,878)
Acquisition of property, plant and equipment, and water rights	(1,509,581)	(10,418,868)
Purchase of water rights/intangible assets	-	(169,714)
Net Cash Used in Investing Activities	(1,509,581)	(10,868,460)
Cash Flows From Financing Activities:
Proceeds from exercise of share purchase warrants	-	37,499
Proceeds from employee stock purchase plan	140,746	-
Proceeds from issuance of common shares through At-The-Market offering	7,579,122	-
Proceeds from subscription agreements (Note 13)	1,900,000	-
Proceeds from registered direct offerings	15,000,000	-
Payment of issuance costs, registered direct offerings	(1,089,000)	-
Proceeds from notes payable, net of issuance costs	9,900,000	20,287,118
Principal paid on notes payable	(5,483,333)	(11,400,000)
Proceeds from share purchase agreement, net of issuance costs	-	14,689,178
Net Cash Provided by Financing Activities	27,947,535	23,613,795

Increase in Cash and Restricted Cash	13,621,976	5,326,635
Cash and Restricted Cash – Beginning of Period	7,001,786	2,320,149
Cash and Restricted Cash – End of Period	$20,623,762	$7,646,784

Supplemental disclosures (Note 16)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (“the Company” or “ABTC”) is an integrated critical battery materials company in the lithium-ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

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

2. Liquidity and Going Concern

During the six months ended December 31, 2024, the Company incurred a net loss of $25.1 million and used cash of $12.8 million for operating activities. At December 31, 2024, the Company has a cash balance of $20.6 million (of which $15.6 million was available and $5.0 million is restricted) and an accumulated deficit of $238.4 million.

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

Based on its current operating plan, unless the Company generate income from the operations of its facilities or raises additional capital (debt or equity), it is possible that the Company will be unable to maintain its financial covenants under our existing Note agreement (Note 11). If such covenant violations are not waived by the Note holder, it would result in an event of default, causing an acceleration of the outstanding balances. If the Company does raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interests of its existing stockholders may be diluted.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The condensed consolidated balance sheet at December 31, 2024, and the condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity, and cash flows for the three and six months ended December 31, 2024 and 2023 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the six months ended December 31, 2024 are not necessarily indicative of results to be expected for the year ending June 30, 2025 or for any future interim period. The condensed consolidated balance sheet at June 30, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the SEC on September 23, 2024 (the “Fiscal 2024 Form 10-K”). The Company’s consolidated subsidiaries consist of its wholly owned subsidiaries, LithiumOre Corporation (formerly Lithortech Resources Inc), and ABTC 2500 Peru LLC (formerly Aqua Metals Transfer LLC).

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has made a presentation change to reclassify short-term right-of-use operating lease liabilities out of accounts payable and accrued liabilities in the balance sheet. The change to reclassify the amount in the prior period has been made to conform to the current period presentation.

As disclosed in the Company’s Fiscal 2024 Form 10-K, subsequent to the issuance of the Company’s Fiscal 2023 consolidated financial statements, the Company identified errors in the application of Accounting Standards Codification (“ASC”) 710, “Compensation-General,” and ASC 718, “Compensation-Stock Compensation,” related to expense recognition for cash and equity awards that are subject to both service and performance conditions. ASC 710 and ASC 718 require recognition of compensation cost once achievement of the performance condition becomes probable as the requisite service is provided. Historically, the Company did not recognize compensation cost for certain cash and equity awards until the performance conditions in the form of milestones were achieved, and for the Company’s common share warrant performance-based awards, no compensation cost had previously been recognized when the performance conditions either became probable of achievement or were achieved. As the common share warrant and restricted stock unit (“RSU”) performance-based awards to executive officers and key employees are granted with a fixed dollar value and settled in a variable number of common share warrants or RSUs, these awards are liability-classified until the number of common share warrants or RSUs are fixed, and the corresponding compensation cost should be recorded to current or long-term liabilities, or additional paid-in capital, depending on expected timing of settlement of the award, once the performance conditions become probable of achievement.

The correction of this error resulted in an increase in compensation cost of $0.6 million and $2.2 million for the three and six months ended December 31, 2023, respectively. As certain of these awards are liability-classified, the correction of this error resulted in an increase of $0.3 million in accounts payable and accrued liabilities and less than $0.1 million in the equity compensation liability, and an increase of $1.8 million in additional paid-in capital for the awards where the number of common share warrants or RSUs are fixed as of December 31, 2023.

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

The correction of this error resulted in an increase in interest and other expense of $0.3 million for the quarter ended December 31, 2023. For the six-month period ended December 31, 2023, the error resulted in an increase in interest and other expenses of $0.4 million.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31, 2023
	As Reported	Adjustments	As Corrected

Operating expenses
General and administrative	$4,310,452	$106,264	$4,416,716
Research and development	3,148,873	420,294	3,569,167
Exploration	771,523	51,902	823,425
Total operating expenses	8,230,848	578,460	8,809,308

Net loss before other income (expense)	$(8,230,848)	$(578,460)	$(8,809,308)

Other income (expense)
Amortization and accretion of financing costs	$(1,053,766)	$(78,492)	$(1,132,258)
Change in fair value of derivative liability	-	(229,472)	(229,472)
Total other income (expense)	(1,060,587)	(307,965)	(1,368,551)

Net loss attributable to common stockholders	$(9,291,435)	$(886,424)	$(10,177,859)
Net loss per share, basic and diluted	$(0.19)	$(0.02)	$(0.21)

	Six months ended December 31, 2023
	As Reported	Adjustments	As Corrected

Operating expenses
General and administrative	$7,259,298	$211,415	$7,470,713
Research and development	5,304,187	1,878,831	7,183,018
Exploration	2,051,305	122,040	2,173,345
Total operating expenses	14,614,790	2,212,286	16,827,076

Net loss before other income (expense)	$(14,614,790)	$(2,212,286)	$(16,827,076)

Other income (expense)
Amortization and accretion of financing costs	$(1,760,497)	$(104,657)	$(1,865,154)
Change in fair value of derivative liability	-	(229,473)	(229,473)
Total other income (expense)	(1,908,630)	(334,130)	(2,242,760)

Net loss attributable to common stockholders	$(16,523,420)	$(2,546,416)	$(19,069,836)
Net loss per share, basic and diluted	$(0.35)	$(0.05)	$(0.40)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three months ended December 31, 2023
	As Reported	Adjustments	As Corrected

Stockholders’ Equity

Additional paid-in capital:
Stock-based compensation expense	3,836,466	424,861	4,261,327
Balance, December 31, 2023	$243,020,935	$2,380,621	$245,401,556

Accumulated deficit
Net loss for period	(9,291,435)	(886,424)	(10,177,859)
Balance, December 31, 2023	$(176,496,995)	$(3,399,350)	$(179,896,345)

Total stockholders’ equity
Balance, December 31, 2023	$66,573,285	$(1,018,729)	$65,554,556

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

	Six months ended December 31, 2023
	As Reported	Adjustments	As Corrected

Stockholders’ Equity

Additional paid-in capital:
Stock-based compensation expense	5,757,908	1,872,688	7,630,596
Balance, December 31, 2023	$243,020,935	$2,380,621	$245,401,556

Accumulated deficit
Net loss for period	(16,523,420)	(2,546,416)	(19,069,836)
Balance, December 31, 2023	$(176,496,995)	$(3,399,350)	$(179,896,345)

Total stockholders’ equity
Balance, December 31, 2023	$66,573,285	$(1,018,729)	$65,554,556

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended December 31, 2023
	As Reported	Adjustments	As Corrected
Operating Activities
Net loss attributable to stockholders	$(16,523,420)	$(2,546,416)	$(19,069,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and accretion expense	$1,760,497	$104,657	$1,865,154
Stock-based compensation	5,757,908	1,933,603	7,691,511
Shares issued for professional services	(132)	(316)	(448)
Change in fair value of derivative liability	-	229,473	229,473
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$2,164,539	$279,000	$2,443,539

Net cash used in operating activities	$(7,418,700)	$-	$(7,418,700)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and June 30, 2024.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

The Company’s non-recurring fair value measurements include the valuation of the assets held-for-sale as of December 31, 2024. See Note 7 for relevant fair value disclosures.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

In November 2024, the FASB Issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update require disclosures, in the notes to financial statements, of specified information about certain costs and expenses. The amendment clarifies which certain costs and expenses that are included in cost of sales and selling, general, and administrative expense categories that should be disclosed with qualitative descriptions of amounts that are not separately disaggregated quantitatively. Additionally, the amendment requires disclosure of total amounts of selling expenses and an entity’s definition of selling expense. The update will be effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

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

	December 31, 2024	June 30, 2024
Raw materials	$449,665	$66,088
Finished goods	124,438	88,232
Total	$574,103	$154,320

5. Government Grants and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $27,000 and $0.2 million as of December 31, 2024 and June 30, 2024, respectively. The Company recognizes invoiced government funds as an offset to R&D costs in the period the qualifying costs are incurred. During the six months ended December 31, 2024, the Company recognized $2.3 million of invoiced government funds as an offset to R&D costs. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful life.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (the “AMMTO grant”) was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of December 31, 2024, the cumulative funds invoiced for this grant totaled $2.0 million, which represents 90% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2024. As of December 31, 2024, the cumulative funds invoiced for this grant totaled $0.5 million, which represents 100% of the total eligible reimbursements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

On October 21, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of December 31, 2024, the cumulative funds invoiced for this grant totaled $3.2 million, which represents 6% of the total eligible reimbursements.

On November 17, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of December 31, 2024, the cumulative funds invoiced for this grant totaled $1.1 million, which represents 11% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S.DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada. As of December 31, 2024, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of December 31, 2024, the Company has not incurred any qualifying expenditures towards this tax credit.

On September 23, 2024, the U.S. DOE announced that the Company had been selected for award negotiations for a highly competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility. On December 18, 2024, the Company received a contracted grant award for $144 million of federal investment by the DOE, with these funds awarded to the Company and its subcontractor Argonne National Laboratory, to support the construction of a new lithium-ion battery recycling facility.

6. Derivative Liabilities

During the quarter ended December 31, 2024, the Company’s embedded conversion feature on its convertible notes and its outstanding warrants had been treated as derivative liabilities for accounting purposes under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” due to insufficient authorized shares to settle these outstanding equity-linked contracts, while the terms of these instruments still allowed the holders to exercise which would require the Company to net-cash settle the instrument. In such cases, the Company adopted a sequencing approach under ASC 815-40 to determine the classification of its equity-linked financial instruments at issuance and at each subsequent reporting date. Under this sequencing policy, the Company reclassified to liabilities those equity-linked financial instruments with the most recent issuance or modification date. The derivative liabilities were initially recorded at fair value and subsequently re-valued each reporting date, with changes in fair value reported in the condensed consolidated statements of operations. The Company utilized the Black-Scholes option-pricing model to value the derivative liabilities at initial reclassification and subsequent valuation dates, adjusted for instrument-specific terms as applicable.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

For the remaining private placement subscription agreements, the Company recognized the fair value of the warrants of $1.7 million and a loss on private placement of $0.6 million as of issuance, and a fair value of $1.7 million as of September 30, 2024, with the loss on change in fair value of less than $0.1 million recorded to change in fair value of liability-classified equity-linked contracts in the condensed consolidated statements of operations. The associated derivative liability was included in long-term liabilities in the condensed consolidated balance sheets. In November 2024, a portion of the private placement subscription agreements were rescinded. Prior to rescission, a gain of $0.3 million was recognized upon revaluation of the warrant liability, reducing the warrant liability from $1.2 million to $0.9 million. A gain of less than $0.1 million was recognized upon extinguishment of the warrant liability at the rescission date. A payable of $0.9 million is included in accounts payable and accrued liabilities on the condensed consolidated balance sheet as of December 31, 2024 for the return of the subscription agreement proceeds to the investors.

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

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000. Upon the increase, the Company had sufficient authorized shares available to settle all equity-linked contracts including the convertible notes and warrants to purchase common shares included in derivative liabilities. As a result, the Company revalued the bifurcated conversion feature and the warrants to purchase common shares as of the shareholder approval date and reclassified the associated derivative liabilities from long-term liabilities to additional paid-in capital in the condensed consolidated balance sheets. The Company recognized a $0.8 million gain on change in fair value of the derivative liabilities prior to the reclassification to equity from long-term liabilities. The amount reclassed to equity totaled $2.1 million.

The table below sets forth the Black-Scholes inputs and assumptions for the Company’s valuation and re-valuation of its derivative liabilities for the three months ending December 31:

2024
Weighted average expected term (years)	0.01 – 4.67
Risk-free interest rate	4.26% - 4.69%
Dividend yield	0%
Volatility	6.69% - 117.89%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity related to derivative liabilities for the three months ending December 31, 2024, is as follows:

	Warrant Derivative Liabilities	Conversion Option Derivative Liability	Total Derivative Liabilities

Balance, September 30, 2024	$3,117,647	$939,435	$4,057,082
Change in fair value	(639,727)	(388,365)	(1,028,092)
Fair value of extinguishments during the period	(87,421)	-	(87,421)
Fair value of reclassifications to accounts payable during the period	(875,000)	-	(875,000)
Fair value of reclassifications to equity during the period	(1,515,499)	(551,070)	(2,066,569)
Balance, December 31, 2024	$-	$-	$-

7. Property, Plant and Equipment

The table below presents the property, plant and equipment as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Land	$8,860,916	$8,860,916
Building	16,633,661	24,867,784
Equipment and vehicles	23,232,967	14,313,970
Total property, plant and equipment	48,727,544	48,042,670
Less: accumulated depreciation	(4,192,864)	(1,727,704)
Property, plant and equipment, net	44,534,680	$46,314,966

The Company recognized depreciation expense of $1.2 million and $44,908 for the three months ended December 31, 2024 and 2023, respectively. The Company recognized depreciation expense of $2.5 million and $81,410 for the six months ended December 31, 2024 and 2023, respectively.

During the fourth quarter of fiscal 2024, the Company approved a plan to sell certain assets comprised primarily of land and a building from its Fernley location. The Company made this decision due to the acquisition of the Peru facility that would accelerate its time to production and commercialization. The assets located at Fernley had a carrying amount of $18.6 million and water rights with a carrying amount of $0.1 million. These assets have been classified as held-for-sale as of June 30, 2024 and are expected to be sold by September 2025. The Company recorded an impairment charge on the assets held-for-sale of $10.3 million for the fiscal year ended June 30, 2024. The fair value of the assets held-for-sale is classified within Level 3 of the fair value hierarchy and was determined based on indicative market listing prices of the assets. As of December 31, 2024, there were no changes to the valuation of assets held-for-sale.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

In December 2023, the Company entered into a vacant land offer and acceptance agreement for the Company’s acquisition of certain mineral patents totaling $0.2 million which, was capitalized to mining properties.

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

On January 21, 2025, the Company commenced a new drill program which is the next step in accelerating the commercialization of the lithium resource is the completion and publication of a prefeasibility study (PFS).  A critical operation of the PFS is performing this drill program to provide the geotechnical data to define the structural mine pit shape, to increase the resolution of the 3D resource model, and to add to the understanding of the high-grade continuity within the proposed pit. This drill program also includes core sample collections which will be assayed and characterized to further define the resource to the previously unexplored southwest section of the claim block and to work to increase the size of the overall lithium resource.

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

The table below presents total intangible assets at:

	December 31, 2024	June 30, 2024
Water rights	$4,519,038	$4,519,038

10. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	December 31, 2024	June 30, 2024
Trade payables	$2,038,587	$4,255,398
Accrued fixed assets	225,104	996,970
Accrued expenses	4,903,723	2,244,265
Market agreement settlement	-	1,800,000
Total accounts payable and accrued liabilities	$7,167,414	$9,296,633

On July 3, 2024, the Company and Mercuria Energy America, LLC agreed to resolve their respective disputes related to a Marketing Agreement entered into in May 2023. Under the terms of the Settlement Agreement, the Company agreed to make six monthly payments to Mercuria Energy America, LLC of $0.3 million each. Upon the completion of the payments, the parties agreed to release any and all claims, disputes, actions, suits, proceedings, demands and/or liabilities in law and/or equity or otherwise. The total amount of payments due of $1.8 million was accrued as of June 30, 2024. As of December 31, 2024, all amounts have been paid.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

11. Notes Payable

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company can sell to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”), of which $25.0 million was initially received. The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the condensed consolidated statements of operations. See Correction of Previously Issued Consolidated Financial Statements in Note 3. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the three months ended September 30, 2024, the Company recorded a gain of $0.7 million within the change in fair value of the derivative liability in the condensed consolidated statements of operations. As of September 30, 2024, the fair value of the derivative liability was determined to be nil given the expiration of the freestanding call option on October 1, 2024.

The carrying value, net of debt discount and issuance costs, was being accreted over the term of the Notes from date of issuance to date of full repayment, expected to be in October 2024 based on partial redemption payments, using the effective interest rate method.

On September 13, 2024, the Notes were amended to allow payment of principal totaling $0.6 million in common shares of the Company in lieu of cash, with the remaining principal due in September 2024 deferred to October 2024. Subsequent to September 30, 2024, further payment on the Notes had been deferred by the Buyers while negotiations on a potential amendment to the Notes are on-going. Total common shares of 726,216 were issued with a fair market value of $0.7 million. The Notes were also amended to increase the conversion option rate. The Company concluded that the amendment to the Notes was an extinguishment for accounting purposes due to the increase in the conversion option fair value. The Company recognized a $0.7 million loss on extinguishment in the condensed consolidated statement of operations, comprised of the write-off of the remaining debt discount and debt issuance costs of $0.6 million and the excess of fair value of the common shares paid in lieu of cash over the principal owed of $0.1 million.

On November 14, 2024, the Purchase Agreement and Notes were amended to provide for the issuance of a new series of senior secured convertible notes (the “2024 Notes”) in the aggregate principal amount of $12.0 million, less discount totaling $2.1 million. The amendment also allowed payment of principal of the Notes totaling $1.1 million in common shares of the Company in lieu of cash, with the remaining principal of the Notes of $1.8 million paid with proceeds from issuance of the 2024 Notes. The 2024 Notes bear zero coupon, mature on September 1, 2025, and require $5.0 million in cash to be maintained in a restricted account. The Buyers may request partial redemptions of up to an aggregate of $1.0 million on the 1st of each month beginning on January 1, 2025, with the remaining principal due on the maturity date, or the Buyers may convert the 2024 Notes into shares of common stock of the Company at a conversion rate of 1,333.33 shares of common stock per $1,000 of principal for the first $3,000,000 of principal, and a conversion rate of 945.0992 shares of common stock per $1,000 of principal for the remaining principal. On December 19, 2024, the 2024 Notes were amended to increase the portion of principal that is subject to the higher conversion rate of 1,333.33 shares of commons stock per $1,000 of principal from $3,000,000 to $5,000,000. The Company analyzed the embedded conversion feature of the 2024 Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined that it did not qualify to be bifurcated and accounted for as a derivative liability. For the three months ended December 31, 2024, amortization of the debt discount of the 2024 Notes totaled $0.4 million.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The Company evaluated the amendment to the Purchase Agreement and concluded it was required to be accounted for as a troubled debt restructuring under ASC 470-60, “Troubled Debt Restructurings by Debtors,” as a concession had been granted to the Company. Per ASC 470-60, the carrying value of the Notes remained the same as before the amendment, reduced only by the fair value of the common shares issued to partially settle the Notes. No gain was recognized as the future undiscounted cash flows of the restructured Notes did not exceed the carrying amount of the Notes, with the effect of the restructuring accounted for prospectively through the revised effective interest rate of 50.73%.

The table below presents the net carrying amounts of the 2024 Notes as of:

December 31, 2024
Principal outstanding	$12,000,000
Debt discount	(2,243,790)
Amortization of debt discount	409,167
Net carrying value	$10,165,377

The table below presents the maturities of notes payable as of December 31, 2024:

December 31, 2024	$12,000,000
Less: unamortized debt discount and issuance costs	(1,834,623)
Total notes payable	$10,165,377

Notes payable, current	$10,165,377
Notes payable, non-current	$-

12. Leases

A lease provides the lessee the right to control the use of an identified asset for a period in exchange for consideration. Operating lease right-of-use assets (“RoU assets”) are presented within the asset section of the Company’s consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s consolidated balance sheets at December 31, 2024 and June 30, 2024.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the three months ending December 31, 2024 and 2023, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company occupies office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. Total operating lease costs for the three months ended December 31, 2024 and 2023, were each approximately $0.1 million. The Company does not have any finance leases as of December 31, 2024 and 2023.

As of December 31, 2024, current lease liabilities of $0.1 million are included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. The table below presents total operating lease RoU assets and lease liabilities at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Operating lease right-of-use asset	$357,431	$42,103
Operating lease liabilities	$359,015	$54,304

The table below presents the maturities of operating lease liabilities as of December 31, 2024:

December 31, 2025	$133,413
December 31, 2026	139,011
December 31, 2027	132,130
Total lease payments	404,554
Less: discount	(45,539)

Total operating lease liabilities	$359,015

Operating lease liabilities, current	$108,600
Operating lease liabilities, non-current	$250,416

The table below presents the weighted average remaining lease term for operating leases and the weighted average discount rate used in calculating operating lease right-of-use asset as of December 31, 2024.

Weighted average lease term (years)	2.83
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

13. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated articles of incorporation authorize shares of preferred stock and provide that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors (the “Board of Directors”) is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Board of Directors to issue shares of preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of the Company or the removal of existing management.

To date, the Company has authorized a total of 1,666,667 shares of preferred stock. Of this amount the Company has designated a total of 233,334 shares to four classes of preferred stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. As of December 31, 2024 and June 30, 2024, there were 5 and nil shares of Series D Preferred Stock issued and outstanding. A description of each class of preferred stock is listed below.

On September 16, 2024, the Company entered into a Subscription and Investment Representation Agreement with Ryan Melsert, its Chief Executive Officer, who is an accredited investor, pursuant to which the Company agreed to issue and sell five (5) shares of the Company’s Series D Preferred Stock, par value $0.001 per share, to Mr. Melsert for an aggregate purchase price of $100, or $20 per share of Series D Preferred Stock. The sale closed on September 16, 2024. The Series D Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series D Preferred Stock has no rights with respect to distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. Each share of Series D Preferred Stock had 12,000,000 votes and voted together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to a proposal to amend the Company’s articles of incorporation, as amended, to increase the number of authorized shares of common stock of the Company. The Series D Preferred Stock was voted, without action by the holder, on such proposal in the same proportion, and in the same manner, as shares of common stock are voted by the shareholders and in no other manner. The Series D Preferred Stock has no other voting rights except as otherwise authorized by the Nevada Revised Statutes.

The Series D Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the articles of incorporation, as amended, implementing an increase in the number of authorized shares of common stock of the Company, which occurred on November 14, 2024. Upon such redemption, the holder of the Series D Preferred Stock received consideration of $100. Accordingly, as the Series D Preferred Stock is subject to possible redemption, it is presented as temporary equity, outside of stockholders’ equity, at its redemption amount on the condensed consolidated balance sheets.

Subsequent to the Company’s annual meeting on November 13, 2024, the Company redeemed the Series D Preferred Stock for $100.

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on December 31, 2024 and June 30, 2024.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on December 31, 2024 and June 30, 2024.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on December 31, 2024 and June 30, 2024.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series D Preferred Stock issued and outstanding on December 31, 2024 and June 30, 2024.

Common Stock

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000. As of December 31, 2024, the Company has 250,000,000 shares of common stock authorized, with a par value of $0.001 per share.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Six months ended December 31, 2024:

During the period, the Company issued 1,426,620 common shares upon vesting of share-based awards.

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

On August 1, 2024, the Company agreed to sell in a private placement 53 Group A Units (defined below) to several accredited investors and 23 Group B Units to the Company’s new Chief Operating Officer, to an immediate family member of the Chief Executive Officer, and to two current employees, a portion of which was rescinded on November 12, 2024 (see Note 6), resulting in the sale of a total of only 18 Group A Units and 23 Group B Units in such private placement. Each “Group A Unit” consists of 25,000 shares of Common Stock, 25,000 Series A warrants with a five-year term to purchase Common Stock (“Series A Warrants”) and 25,000 Series B Warrants with an 18-month term to purchase Common Stock (collectively with the Series A Warrants, the “Warrants”) with a purchase price of $25,000 per Unit; each “Group B Unit” consists of 19,531 shares of Common Stock and 39,062 Series A Warrants with a five-year term and a purchase price of U.S. $25,000 per Unit. The Company received an initial payment of approximately $1.9 million but after the recission retained only an aggregate purchase price of $1.0 million.

Upon issuance of the common stock and warrants in the private placement, the Company concluded that it had insufficient authorized shares to settle the warrants sold as well as certain previously issued warrants (see Note 6). As the warrants were therefore accounted for as derivative liabilities and remeasured at fair value each reporting period (see Note 6), the Company allocated the proceeds first to the warrants with any residual proceeds allocated to the common shares. A day-one loss is recognized to the extent the recognized fair value of common shares and warrants exceeds the proceeds received.

During the six months ended December 31, 2024, the Company issued 1,936,576 common shares to the Note holders pursuant to the debt conversion option in lieu of cash payment of $1.6 million (see Note 11). The fair value of the common shares issued of $1.9 million was recorded in additional paid-in capital for this transaction.

During the six months ended December 31, 2024, the Company recognized stock-based compensation expense of $9.5 million, which was an increase to additional paid-in capital of $8.8 million and an increase to the equity compensation liability of less than $0.1 million. Stock-based compensation expense also included $0.7 million related to the excess fair value related to warrants issued to the insiders and the incremental fair value from modification of certain warrants discussed above.

On November 13, 2024, the Company’s shareholders approved the Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP provides the Company’s employees with the ability to contribute a portion of their earnings to purchase the Company’s shares of common stock. Pursuant to the terms of the 2024 ESPP, the Company’s executive officers and all of its other employees will be allowed to participate in the 2024 ESPP. During the period, employees purchased 177,440 shares under the 2024 ESPP with an aggregate purchase price of $0.1 million.

On December 23, 2024, the Company entered into a securities purchase agreement with two institutional investors including the Buyers (see Note 11) for the purchase and sale of (i) 5,000,000 shares its common stock, and (ii) warrants exercisable for up to an aggregate of 5,000,000 shares of common stock for a combined offering price of $1.00 per share and accompanying warrant. The warrants have an exercise price of $1.10 per share, are exercisable immediately from the date of issuance and expire five years from the initial exercise date.

On December 27, 2024, the Company entered into another securities purchase agreement with two institutional investors including the Buyers for the purchase and sale of (i) 3,773,586 shares of its common stock, and (ii) warrants exercisable for up to an aggregate of 3,773,586 shares of common stock for a combined offering price of $2.65 per share and accompanying warrant. The warrants have an exercise price of $2.80 per share, will be exercisable immediately from the date of issuance and will expire five years from the initial exercise date. The Company received total proceeds from both December 2024 securities purchase agreements of $15.0 million, net of offering costs of $1.1 million, which were recorded to additional paid-in capital as the Company determined the warrants met the equity classification criteria.

The Company had the following potentially dilutive shares outstanding as of December 31:

	2024	2023
Convertible notes	13,282,344	1,942,363
Warrants	16,138,037	5,731,666
Share awards outstanding	8,052,791	2,871,252
Total potentially dilutive	37,473,172	10,545,281

14. Share Purchase Warrants

During the six months ended December 31, 2024, there were 12,518,188 total warrants issued. The Company issued 3,548,426 warrants pursuant to the Private Placement (see Note 13), of which 898,426 warrants were purchased by employees of the Company and 1,750,000 warrants were cancelled per the rescission agreement executed with certain investors in November 2024 (see Note 6). The Company also issued 8,773,586 warrants in December 2024 in connection with the securities purchase agreements (see Note 13). The Company issued 196,176 warrants under its compensation arrangements (see Note 15).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2024	6,928,758	$12.95
Granted	3,548,426	1.01
Exercised	-	-
Expired	(1,082,715)	12.02
Balance, September 30, 2024	9,394,469	$8.55
Granted	8,969,762	1.90
Exercised	-	-
Rescinded	(1,750,000)	1.00
Expired	(476,194)	10.50
Balance, December 31, 2024	16,138,037	$5.61	4.12	$-
Exercisable, December 31, 2024	15,365,150	$4.53	4.08	$-

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

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the three months ended December 31, 2024, the Company granted 5.8 million share awards.

The table below reflects the share award activity for the period ended December 31, 2024:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2024	3,428,604	$5.02
Granted	185,742	1.00
Vested	(410,504)	4.10
Forfeitures	(26,875)	$5.22
Unvested share awards at September 30, 2024	3,176,967	$4.90
Granted	5,822,024	0.96
Vested	(924,430)	2.43
Forfeitures	(21,770)	$6.76
Unvested awards at December 31, 2024	8,052,791	$2.33

As awards are granted, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Compensation-Stock Compensation.” The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the quarter ended December 31, 2024 totaled $1.0 million.

The Company recognized stock-based compensation expense of $9.5 million and $7.7 million for the six months ended December 2024 and 2023, respectively. As of December 31, 2024 and June 30, 2024, the equity compensation liability totaled nil and $0.4 million related to warrants and RSUs awarded to officers of the Company, respectively, where the performance target had not yet been achieved by employees and officers and therefore the number of warrants and RSUs underlying the awards was not yet fixed.

As of December 31, 2024, there were approximately $20.6 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 3.2 years.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The table below presents the stock-based compensation expense per respective line item on the condensed consolidated statements of operations for the six months ended December 31:

	2024	2023

Cost of goods sold	$267,449	$-
General and administrative	6,836,740	4,083,070
Research and development	2,295,427	2,659,061
Exploration	102,417	949,380
Total stock-based compensation	$9,502,030	$7,691,511

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the Board of Directors and CEO. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which is generally four-years.

16. Supplemental Statement of Cash Flow Disclosures

For the six months ended December 31:

	2024	2023

Supplemental disclosures:

Interest paid	$4,575	$14,462

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	225,104	-
Deposits capitalized as investing activities	-	27,103,351
Right-of-use asset obtained in exchange for lease liability	367,643	-
Debt payment satisfied with common shares	1,742,580	-
Payable recognized upon rescission of subscription agreement	875,000	-

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2027 and the Lab leases expire on November 30, 2025. Consistent with the guidance in ASC 842, the Company has recorded the principal office lease in its condensed consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 12 – Leases.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance the Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2024, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Condensed Consolidated Financial Statements.” References in this report to “American Battery,” the “Company,” “we,” “our” and “us” are references to American Battery Technology Company and its subsidiaries.

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

Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows and financial position. There can be no assurance future results will meet expectations. Forward-looking statements speak only as of the date of this report and we expressly disclaim any intent to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview

American Battery Technology Company (the “Company”) is an integrated critical battery materials company within the lithium–ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its exploration of new domestic-US primary resources of battery metals, development and commercialization of new technologies for the extraction of these battery metals from primary resources, and commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

To implement this business strategy, the Company has constructed its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The ramp-up and operations of this facility are of the highest priority to the Company, and as such it has significantly increased the resources devoted to its execution including the further internal hiring of technical staff, expansion of laboratory facilities, and purchasing of equipment. The Company has been awarded a competitively bid grant from the U.S. Advanced Battery Consortium to support a $2 million project to accelerate the development and demonstration of the technologies within this integrated lithium–ion battery recycling facility. The Company has also been awarded an additional grant from the DOE to support a $20 million project under the Bipartisan Infrastructure Law to validate, test, and deploy three next-generation disruptive advanced separation and processing recycling technologies.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company has been awarded a competitive grant from the DOE’s Advanced Manufacturing and Materials Technologies Office through the Critical Materials Innovation program to support a $4.5 million project for the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has also been awarded an additional grant award under the Bipartisan Infrastructure Law to support a $115.5 million project to design, construct, and commission a first-of-kind commercial-scale refinery to produce 30,000 MT of battery-grade lithium hydroxide per year from this resource.

ABTC has completed the construction and commissioning of its claystone to lithium hydroxide (LiOH) pilot plant, marking a significant milestone in the commercialization of its internally-developed processes to access an unrealized domestic primary lithium resource. The construction and commissioning of this pilot plant enables ABTC to demonstrate its technologies for accessing the lithium housed in its unconventional resource, Tonopah Flats Lithium Project (TFLP), in an integrated and continuous system, and to generate large amounts of battery grade lithium hydroxide for delivery to customers for qualifications and evaluation. The construction and operation of this pilot demonstration plant are supported by a competitively awarded grant from the DOE for this $4.5 million effort. Product from the pilot plant is being sent for analysis to confirm and validate the resource.

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

On March 28, 2024, ABTC was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada. As of December 31, 2024, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards. The Company intends to sell the credit in order to monetize it’s value.

Also on March 28, 2024, ABTC was selected for an additional $40.5 million tax credit through the Qualifying Advanced Energy Project Credits program (48C) to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. As with ABTC’s initial $19.5 million tax credit under the 48C program supporting the construction and buildout of its battery recycling facility in Nevada, this additional award was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. As of December 31, 2024, the Company has not incurred any qualifying expenditures towards this tax credit.

On September 23, 2024, the U.S. DOE announced that the Company had been selected for award negotiations for a highly competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility. On December 18, 2024, the Company received a contracted grant award for $144 million of federal investment by the DOE, with these funds awarded to the Company and its subcontractor Argonne National Laboratory, to support the construction of a new lithium-ion battery recycling facility.

Financial Highlights:

●	Revenues were $332,000 in the three months ended December 31, 2024, following the Company’s initial recognition of revenues in the fourth quarter of fiscal 2024.
●	Cost of goods sold was $3.3 million in the three months ended December 31, 2024, include in this amount are non-cash items such as depreciation expense of $1.1 million and stock-based compensation of $0.1 million leaving cash cost of goods sold of $2.1 million.
●	On September 23, 2024, the Company was selected for a new highly competitive grant from the U.S. DOE for $150 million and on December 18, 2024, the Company received a contracted grant award for $144 million of federal investment to construct a second lithium-ion battery recycling facility.
●	Government grant reimbursement was $2.3 million for the six months ended December 31, 2024 compared to $1.7 million during the same period of the prior year. Out of the $2.3 million in grant funding for the six months ended December 31, 2024, $0.6 million was recorded as an offset to fixed assets, as reimbursements related to equipment purchases, and $1.7 million was recorded as an offset to research and development costs within the condensed consolidated statement of operations.
●	As of December 31, 2024, the Company had total cash on hand of $20.6 million of which $15.6 million was available and $5.0 is restricted.
●	Cash used in operations for the six months ended December 31, 2024 was $12.8 million, compared to $7.4 million of cash used in operations for the six months ended December 31, 2023.
●	On November 14, 2024, the Company issued a new series of senior convertible notes (the “2024 Notes”) in the aggregate principal amount of $12 million.
●	In December 2024, the Company entered into two registered direct offerings, as described below, for a total amount of $15 million in gross proceeds.

Results of Operations for the Three Months Ended December 31, 2024 and 2023

Revenue

During the three months ended December 31, 2024, our revenue was $0.3 million. This is related to the sale of our recycled products produced from recycling operations and followed our initial revenue generated by the Company in the fourth quarter of fiscal 2024.

Cost of Goods Sold

Cost of goods sold during the three months ended December 31, 2024 was $3.3 million. After the removal of non-cash items of $1.2 million such as depreciation expense of $1.1 million and stock-based compensation of $0.1 million, cash cost of goods sold was $2.1 million. The high cost of goods sold is related to the depreciation of the recycling facility fixed assets which is time based, and labor and overhead costs. We expect these costs to continue to rise on an absolute basis but will be reduced as a percentage of revenue as we scale our production and sales and gain efficiencies in the production process.

Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends as well as to view the results from management’s perspective. Non-GAAP Cost of Goods sold excludes certain non-cash charges including depreciation expense and stock-based compensation. Non-GAAP results have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for our results reported under GAAP.

Operating Expenses

During the three months ended December 31, 2024, the Company incurred $10.8 million of operating expenses compared to $8.8 million during the three months ended December 31, 2023.

General and administrative expenses consist of personnel, stock-based compensation, office expenses, legal, recruitment, business development, public relations, and general facility expenses. For the three months ended December 31, 2024 and 2023, general and administrative expenses were $7.7 million and $4.4 million, respectively. The increase of $3.3 million in the current period primarily related to increased employee stock-based compensation, personnel costs due to increased headcount, and external, audit and insurance costs.

Research and development expenses consist primarily of laboratory leases, supplies, personnel, stock-based compensation, and employee benefits. Research and development expenses for the three months ended December 31, 2024 and 2023 were $2.9 million and $3.6 million, respectively. The decrease in the current period is primarily due to allocation of a portion of such costs to inventory and cost of goods sold as part of phase 1 recycling operations coming online in the fourth quarter of fiscal 2024. Research and development expenses are partially offset by federal grant funds for awards the Company has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $1.8 million and $0.7 million related to these awards for the three months ended December 31, 2024 and 2023 respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $0.2 million for the three months ended December 31, 2024 compared to $0.8 million during the same period in the prior year. The decrease quarter-over-quarter resulted principally from higher costs in the prior year related to drilling, assaying and engineering to further define and potentially upgrade the geological classification of the mineral rights.

Other Income (Expense)

During the three months ended December 31, 2024, the Company recorded other income of $0.4 million, consisting of income of $1.1 million resulting from a change in the fair value of liability classified financial instruments partially offset by expense of $0.7 million for amortization of debt financing costs.

Results of Operations for the Six Months Ended December 31, 2024 and 2023

Revenue

During the six months ended December 31, 2024, our revenue was $0.5 million. This is related to the sale of our recycled products produced from recycling operations and followed our initial revenue generated by the Company in the fourth quarter of fiscal 2024. The materials were sold to several customers who took delivery at our plant . Approximately $0.2 million of revenue is attributed to materials that will remain at our plant to be further processed when phase two of the plant is complete. The customer for these materials has full ownership, rights and obligations associated with the materials, including cost of storage.

Cost of Goods Sold

Cost of goods sold during the six months ended December 31, 2024 was $5.8 million. After the removal of non-cash items of $2.4 million such as depreciation expense of $2.2 million and stock-based compensation of $0.2 million, cash cost of goods sold was $3.4 million. The high cost of goods sold is related to the depreciation of the recycling facility fixed assets, which is time based, and the finalization of the production process. We expect these costs to continue to rise on an absolute basis but will be reduced as a percentage of revenue as we scale our production and sales and gain efficiencies in the production process.

Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analyzing business trends as well as to view the results from management’s perspective. Non-GAAP Cost of Goods sold excludes certain non-cash charges including depreciation expense and stock-based compensation. Non-GAAP results have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for our results reported under GAAP.

Operating Expenses

During the six months ended December 31, 2024, the Company incurred $18.3 million of operating expenses compared to $16.8 million during the six months ended December 31, 2023.

General and administrative expenses consist of personnel, stock-based compensation, office, legal, recruitment, business development, public relations, and general facility expenses. For the six months ended December 31, 2024, general and administrative expenses were $12.7 million, an increase of $5.2 million over the same period in the prior year primarily related to increased employee stock-based compensation, personnel costs, and audit and insurance costs.

Research and development expenses consist primarily of laboratory leases, supplies, personnel, stock-based compensation, and employee benefits. Research and development expenses for the six months ended December 31, 2024 and 2023 were $5.0 million and $7.2 million, respectively. The decrease in the current period is primarily due to allocation of a portion of such costs to inventory and cost of goods sold as part of phase 1 recycling operations coming online in the fourth quarter of fiscal 2024. These costs are partially offset by federal grant funds for awards that it has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $2.3 million and $1.2 million related to these awards for the six months ended December 31, 2024 and 2023 respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $0.7 million for the six months ended December 31, 2024 compared to $2.2 million during the same period in the prior year. The decrease year-over-year resulted principally from higher costs in the prior year related to drilling, assaying and engineering to further define and potentially upgrade the geological classification of the mineral rights.

Other Income (Expense)

During the six months ended December 31, 2024, the Company recorded other expense of $1.5 million, including $1.9 million for amortization of debt financing costs, a $0.7 million loss on debt extinguishment, and $0.6 million loss on private placement. These expenses were partially offset by other income of $0.9 million for change in fair value of liability classified instruments and $0.7 million for change in fair value of derivative liability.

Liquidity and Capital Resources

At December 31, 2024, the Company had cash of $20.6 million (of which $15.6 million was available and $5.0 million is restricted) and total assets of $88.3 million compared to available cash of $7.0 million and total assets of $77.7 million at June 30, 2024. On December 23, 2024, the Company issued 5,000,000 shares of common stock and warrants exercisable for up to 5,000,000 shares of common stock in exchange for gross proceeds of $5.0 million (the “First Offering”). On December 27, 2024, the Company issued 3,773,586 shares of common stock and warrants exercisable for up to 3,773,586 shares of common stock in exchange for gross proceeds of $10.0 million (the “Second Offering” and, together with the First Offering, the “Offerings”). The increase of cash is due to proceeds of approximately $15 million from the Offerings and approximately $12 million from the issuance of the 2024 Notes, offset by normal transactional activities related to plant production and paydown of debt obligations.

The Company had total current liabilities of $17.7 million at December 31, 2024, compared to $15.8 million at June 30, 2024. The increase is related to the issuance of the 2024 Notes, offset by some paydown of debt, and the timing of payments for accounts payable and accrued expenses.

As of December 31, 2024 the Company had working capital of $12.8 million compared to $2.6 million at June 30, 2024. The positive working capital at the end of both periods results from the classification of $8.4 million of held-for-sale assets as current at December 31, 2024 and June 30, 2024 and the increase in cash due to proceeds from the Offerings and the issuance of the 2024 Notes. Absent the held-for-sale classification of certain assets, the working capital would have been a positive $4.4 million and a deficiency of $5.8 million at December 31, 2024 and June 30, 2024, respectively.

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

Based on our current operating plan, unless we generate income from the operations of our facilities or raise additional capital (debt or equity), it is possible that we will be unable to maintain our financial covenants under our existing debt agreements. If such covenant violations are not waived by the holders of the Notes and the 2024 Notes, it would result in an event of default, causing an acceleration of the outstanding balances. If we do raise additional capital through public or private equity offerings, as opposed to debt issuances, the ownership interest of our existing stockholders may be diluted.

Cash Flows

For the six months ended December 31:

	2024	2023
Cash used in operating activities	$(12,815,978)	$(7,418,700)
Cash used in investing activities	(1,509,581)	(10,868,460)
Cash provided by financing activities	27,947,535	23,613,794
Net increase in cash during the period	13,621,976	5,326,635

Cash from Operating Activities.

During the six months ended December 31, 2024, the Company used $12.8 million of cash for operating activities, compared to $7.4 million used during the six months ended December 31, 2023. In both periods, the cash used has supported an increased scale of operations including increased employee headcount and personnel costs, increased production, and increased administrative costs related to insurance, legal and accounting.

Cash from Investing Activities

During the six months ended December 31, 2024, the Company used cash in investing activities of $1.5 million for acquisition of property and equipment for its recycling facilities. This is in comparison to cash used in investing activities of $10.9 million for the six months ended December 31, 2023. The decrease is due to the Company’s purchasing more equipment in the beginning stages of the recycling plant build-out in the prior year.

Cash from Financing Activities

During the six months ended December 31, 2024, the Company had cash provided by financing activities of $27.9 million, compared to $23.6 million provided during the six months ended December 31, 2023. The Company has relied on equity and debt financings to support its increased operating activities, the ramp up of the recycling plant, development of the lithium ore pilot plant, and upgrades to the geological category of its Tonopah claims through additional studies and assessments.

The Company had proceeds from equity and debt financings of $23.5 million in the six months ended December 31, 2024 compared to $14.7 million in the prior year period. The increase in cash provided by equity financings in the six months ended December 31, 2024 is related to the sale of 5,938,786 shares of common stock pursuant to its at-the-market (“ATM”) sales agreement for total proceeds of $6.3 million and proceeds from the Offerings; partially offset by paydowns of previous secured convertible notes.

Working Capital

	December 31, 2024	June 30, 2024
Current assets	$30,484,727	$18,406,048
Current liabilities	17,691,807	15,798,298
Working capital	12,792,920	2,607,750

Future Financing

The Company will continue to rely on sales of our common shares, debt, or other financing to fund our business operations as needed beyond any revenue generated from internal operations and the government tax credits and grants we have been awarded. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the securities or arrange for debt or other financing to fund planned operating activities, acquisitions and exploration activities.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

While some of our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, all our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended June 30, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are not effective, based on the material weaknesses described below.

Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective, due to the material weaknesses in internal control over financial reporting, described below.

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

The Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment. In addition, the Company did not maintain proper segregation of duties related to accounting processes. As a consequence, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. While these material weaknesses did result in immaterial misstatements of the Company’s consolidated financial statements, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in the consolidated financial statements may not be prevented or detected in a timely manner. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024.

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

In addition to the steps taken outlined above, in July 2024, we hired a new corporate controller with extensive experience in technical accounting, SEC reporting and internal control over financial reporting. In October 2024, we hired a senior accountant with public accounting and public company reporting experience, which will help to mitigate the segregation of duties weakness. We plan to continue to utilize an outside CPA firm for technical expertise and we plan to perform a complete risk assessment to update our control procedures. We expect these additional steps will help mitigate the technical expertise weakness, the segregation of duties weakness and identify any other areas of risk to be incorporated in our overall internal control plan. We expect to remediate these material weaknesses by the end of fiscal year 2025. The Company is currently conducting a diligent search for a permanent Chief Financial Officer with relevant and extensive experience in accounting and finance.

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. While we believe procedures are in place as of December 31, 2024 to address the material weaknesses, remediation steps are required to be in place and effective for an adequate period of time. We cannot provide assurance that such material weaknesses will be remediated, and we may discover additional material weaknesses that may require additional time and resources to remediate.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2024. There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2024 under “Item 1A - Risk Factors” and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 under “Item 1A – Risk Factors”. Additionally, the Trump Administration has issued numerous Executive Orders (“EOs”), including the Unleashing American Energy Executive Order on January 20, 2025, which requires an immediate pause in the disbursement of funds appropriated through the Inflation Reduction Act of 2022 during a 90-day review period. The Company is currently evaluating these EOs and other related memoranda to determine what, if any, impact they might have on awards selected or received from the DOE. This pause, or a similar pause, particularly if extended, could delay the timing of projects, and could have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Departure of Chief Financial Officer

On February 10, 2025, Paul McGarry notified the Company of his intent to step down as Interim Chief Financial Officer, effective February 21, 2025 (the “Retirement Date”). Mr. McGarry’s departure is not related to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Appointment of Interim Chief Financial Officer

On February 13, 2025, the Board of Directors of the Company appointed Jesse Deutsch to serve as Interim Chief Financial Officer of the Company, effective February 21, 2025. The Board of Directors of the Company previously initiated, and continues, a diligent search for Mr. Deutsch’s permanent replacement.

Mr. Deutsch, 60, previously served as the Company’s Chief Financial Officer from May 22, 2023 to January 31, 2025.  Mr. Deutsch is returning to the Company out of retirement following Mr. McGarry’s departure in order to serve as the Company’s Interim Chief Financial Officer while the Company conducts its search for his permanent replacement.  Mr. Deutsch has over 25 years of finance experience in world-class multinational corporations in the U.S. and abroad. He has led several businesses through transformative high-growth phases and has completed more than 75 M&A transactions with strategic partners. He joins the Company with nearly 20 years serving in the role as Chief Financial Officer with global brands such as Kraft Foods and Aramark Inc., and over the course of his tenure has served in executive financial leadership roles at companies such as Visa, and Philip Morris. Mr. Deutsch has in-depth experience in establishing transformative finance processes and has led large systems implementations. He has an MBA from New York University and a Bachelor of Science in economics from The Wharton School of the University of Pennsylvania.

There is no arrangement or understanding between Mr. Deutsch and any other persons, pursuant to which he was selected as Interim Chief Financial Officer. Mr. Deutsch has not engaged in any transaction, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. There are no family relationships between Mr. Deutsch and any director or executive officer of the Company.

On February 13, 2025, the Company entered into an Offer Letter (the “Offer Letter”) with Mr. Deutsch, pursuant to which Mr. Deutsch will be an at-will employee of the Company. Pursuant to the Offer Letter, Mr. Deutsch will receive an annual base salary of $280,000 and a one-time signing bonus of $25,000.  The foregoing descriptions of the Offer Letter are qualified in their entirety by reference to the full text of the Offer Letter, a copy of which is filed as Exhibit 10.12 hereto, and the terms of which are incorporated by reference.

Item 6. Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Certificate of Amendment to Articles of Incorporation		11/14/2024	8-K	3.1
4.1	Form of Senior Secured Convertible Note		12/13/2024	S-1	10.1
4.2	Form of Common Stock Purchase Warrant		12/23/2024	8-K	4.1
4.3	Form of Common Stock Purchase Warrant		12/27/2024	8-K	4.1
10.1	American Battery Technology Company 2024 Employee Stock Purchase Plan		12/02/2024	S-8	99.2
10.2	Offer Letter, by and between American Battery Technology Company and Jesse Deutsch, executed November 21, 2024		11/27/2024	8-K	10.1
10.3	Offer Letter, by and between American Battery Technology Company and Ryan Melsert, executed November 22, 2024		11/27/2024	8-K	10.2
10.4	Offer Letter, by and between American Battery Technology Company and Steven Wu, executed November 21, 2024		11/27/2024	8-K	10.3
10.5	Offer Letter, by and between American Battery Technology Company and Scott Jolcover, executed November 21, 2024		11/27/2024	8-K	10.4
10.6	Amendment to Securities Purchase Agreement, dated November 14, 2024, by and among American Battery Technology Company, High Trail Investments ON LLC and High Trail Special Situations LLC (including Form of Senior Secured Convertible Note)		12/13/2024	S-1	10.1
10.7	Amendment to Securities Purchase Agreement, dated December 20, 2024, by and among American Battery Technology Company, High Trail Investments ON LLC and High Trail Special Situations LLC	x
10.8	Form of Securities Purchase Agreement, dated as of December 19, 2024, among American Battery Technology Company and the investors named therein		12/23/2024	8-K	10.1
10.9	Amendment to Subsequently Purchased Notes, dated December 19, 2024, among American Battery Technology Company and the investors named therein		12/23/2024	8-K	10.2
10.10	Form of Securities Purchase Agreement, dated as of December 26, 2024, among American Battery Technology Company and the investors named therein		12/27/2024	8-K	10.1
10.11	DOE Grant Award DE-MS0000104, dated December 16, 2024	x
10.12	Offer Letter, by and between American Battery Technology Company and Jesse Deutsch, executed February 13, 2025	x
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY

(Registrant)

Date: February 14, 2025	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Paul E. McGarry
Paul E. McGarry
Interim Chief Financial Officer (Principal Accounting Officer)

