Form 10-Q
period 2025-03-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2025-05-15
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock outstanding as of May 12, 2025 was 91,886,412.

American Battery Technology Company and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2025	June 30, 2024
ASSETS
Cash	$2,849,257	$7,001,786
Accounts receivable	1,047,127	228,499
Inventory (Note 4)	252,945	154,320
Grants receivable (Note 5)	165,416	191,522
Prepaid expenses and deposits	1,809,601	1,813,050
Subscription receivable (Note 13)	–	608,333
Restricted cash	5,000,000	–
Assets held-for-sale (Note 7 and 9)	12,160,882	8,408,538
Total current assets	23,285,228	18,406,048

Property, plant and equipment, net (Note 7)	43,685,557	46,314,966
Mining properties (Note 8)	8,392,977	8,392,977
Intangible assets (Note 9)	766,694	4,519,038
Right-of-use asset (Note 12)	326,794	42,103
Total assets	$76,457,250	$77,675,132

LIABILITIES & STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (Note 10)	$3,774,394	$9,296,634
Right-of-use lease liability – operating (Note 12)	112,195	54,303
Notes payable, current (Note 11)	6,744,144	6,447,361
Total current liabilities	10,630,733	15,798,298

Right-of-use lease liability – operating – long-term	220,590	–
Equity compensation liability (Note 15)	–	409,194
Total liabilities	10,851,323	16,207,492

Commitments and contingencies (Note 17)	–	–

Stockholders’ Equity:

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares as of March 31, 2025 and June 30, 2024	–	–
Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of March 31, 2025 and June 30, 2024	–	–
Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares as of March 31, 2025 and June 30, 2024	–	–
Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares as of March 31, 2025 and June 30, 2024	–	–
Common Stock Authorized: 250,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 88,394,168 and 64,061,763 common shares as of March 31, 2025, and June 30, 2024, respectively	88,391	64,059
Additional paid-in capital	316,852,696	275,589,383
Common stock issuable	(1,415,806)	(857,470)
Accumulated deficit	(249,919,354)	(213,328,332)
Total stockholders’ equity	65,605,927	61,467,640
Total liabilities and stockholders’ equity	$76,457,250	$77,675,132

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31, 2025	Three months ended March 31, 2024	Nine months ended March 31, 2025	Nine months ended March 31, 2024
Revenue	$979,977	$–	$1,514,377	$–
Cost of goods sold	3,669,937	–	9,518,321	–
Gross loss	(2,689,960)	–	(8,003,944)	–

Expenses
General and administrative	$3,665,608	$3,229,202	$16,348,471	$10,699,915
Research and development	3,252,929	3,954,744	8,204,929	11,137,762
Exploration costs	1,036,584	1,422,758	1,691,659	3,596,103
Total operating expenses	7,955,121	8,606,704	26,245,059	25,433,780

Net loss before other income (expense)	(10,645,081)	(8,606,704)	(34,249,003)	(25,433,780)

Other income (expense)
Interest expense	(8,393)	(2,451)	(12,371)	(145,089)
Amortization and accretion of financing costs	(886,020)	(1,150,127)	(2,790,566)	(3,015,280)
Unrealized gain (loss) on investment	–	(19,089)	–	(24,586)
Change in fair value of derivative liability	–	(216,765)	705,184	(446,238)
Loss on debt extinguishment	–	–	(675,648)	–
Loss on private placement	–	–	(567,161)	–
Change in fair value of liability-classified financial instruments	–	–	875,100	–
Other income	43,547	–	123,443	–
Total other income (expense)	(850,866)	(1,388,432)	(2,342,019)	(3,631,193)

Net loss	$(11,495,947)	$(9,995,136)	$(36,591,022)	$(29,064,973)

Net loss per share, basic and diluted	$(0.14)	$(0.19)	$(0.48)	$(0.59)
Weighted average shares outstanding	85,090,957	51,993,863	76,553,029	49,092,325

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2024	-	-	64,061,763	$64,059	$275,589,383	(857,470)	$(213,328,332)	$61,467,640
Shares issued upon vesting of share-based awards	-	-	353,221	353	(353)	-	-	-
Stock-based compensation expense	-	-	-	-	2,420,747	-	-	2,420,747
Shares issued pursuant to an At-The-Market offering	-	-	5,938,786	5,939	6,218,486	102,743	-	6,327,168
Settlement of receivable pursuant to share purchase agreement	-	-	487,838	488	607,848	(608,336)	-	-
Reclassification of equity-linked contracts to liabilities	-	-	-	-	(502,627)	-	-	(502,627)
Issuance of Series D Redeemable Preferred shares	5	100	-	-	-	-	-	100
Issuance of common shares and warrants pursuant to subscription agreements	-	-	1,774,213	1,774	533,623	-	-	535,397
Shares issued pursuant to debt extinguishment	-	-	726,216	726	740,014	-	-	740,740
Settlement of receivable pursuant to share purchase agreement (Tysadco)	-	-	-	-	-	50,000	-	50,000

Net loss for the period	-	-	-	-	-	-	(11,694,569)	(11,694,569)
Balance, September 30, 2024	5	$100	73,342,037	$73,339	$285,607,121	$(1,313,063)	$(225,022,901)	$59,344,596
Repurchase of Series D Redeemable Preferred shares	(5)	(100)	-	-	-	-	-	(100)
Shares issued upon vesting of share-based awards	-	-	1,073,399	1,074	(1,074)	-	-	-
Issuance of common shares under the Employee Stock Purchase Plan	-	-	177,440	178	140,568	-	-	140,746
Reclassification of equity-classified awards from equity compensation liability	-	-	-	-	467,191	-	-	467,191
Stock-based compensation expense	-	-	-	-	6,330,914	-	-	6,330,914
Shares issued pursuant an At-The-Market offering	-	-	690,553	690	695,774	(102,743)	-	593,721
Reclassification of derivative equity instruments from long-term liabilities	-	-	-	-	2,066,569	-	-	2,066,569
Rescission of common shares and warrants pursuant to subscription agreements	-	-	(875,000)	(875)	-	-	-	(875)
Shares issued pursuant to troubled debt restructuring	-	-	1,210,360	1,210	1,142,580	-	-	1,143,790
Issuance of common shares and warrants pursuant to registered direct offerings	-	-	8,773,586	8,774	13,902,226	-	-	13,911,000
Net loss for the period	-	-	-	-	-	-	(13,400,506)	(13,400,506)
Balance, December 31, 2024	-	$-	84,392,375	$84,390	$310,351,869	$(1,415,806)	$(238,423,407)	$70,597,046

Shares issued upon vesting of share-based awards	-	-	796,323	796	(796)	-	-	-
Stock-based compensation expense	-	-	-	-	3,322,575	-	-	3,322,575
Issuance of common shares and warrants pursuant to subscription agreements	-	-	921,060	921	874,079	-	-	875,000
Shares issued pursuant to conversion of debt payments to common stock	-	-	-	-	-	-	-	-
Issuance of common shares and warrants pursuant to registered direct offerings	-	-	2,284,410	2,284	2,304,969	-	-	2,307,253
Net loss for the period	-	-	-	-	-	-	(11,495,947)	(11,495,947)
Balance, March 31, 2025	-	-	88,394,168	$88,391	$316,852,696	$(1,415,806)	$(249,919,354)	$65,605,927

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2023	-	-	45,888,131	$45,887	$223,134,798	(1,484,693)	$(160,826,508)	$60,869,484
Shares issued for professional services	-	-	1,326	1	15,174	(15,307)	-	(132)
Shares issued upon vesting of share-based awards	-	-	132,142	135	(135)	-	-	-
Stock-based compensation expense	-	-	-	-	3,369,269	-	-	3,369,269
Shares issued pursuant to rounding of reverse stock split	-	-	59,164	59	(59)	-	-	-
Shares reclaimed pursuant to asset acquisition	-	-	(128,206)	(128)	(1,255,650)	1,500,000	-	244,222
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	306,252	306	3,009,694	-	-	3,010,000
Shares issued pursuant to warrant exercises	-	-	45,545	46	(46)	37,500	-	37,500
Net loss for the period	-	-	-	-	-	-	(8,891,978)	(8,891,978)
Balance, September 30, 2023	-	$-	46,304,354	$46,306	$228,273,045	$37,500	$(169,718,486)	$58,638,365

Shares issued upon vesting of share-based awards	-	-	180,811	181	(181)	-	-	-
Stock-based compensation expense	-	-	-	-	4,261,327	-	-	4,261,327
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	2,799,973	2,800	12,829,925	-	-	12,832,725
Shares issued pursuant to warrant exercises	-	-	58,087	58	37,440	(37,500)	-	(2)
Net loss for the period	-	-	-	-	-	-	(10,177,859)	(10,177,859)
Balance, December 31, 2023	-	$-	49,343,225	$49,345	$245,401,556	$-	$(179,896,345)	$65,554,556

Shares issued upon vesting of share-based awards	-	-	597,019	597	(597)	-	-	-
Stock-based compensation expense	-	-	-	-	4,089,033	-	-	4,089,033
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	5,103,037	5,102	11,493,171	499,681	-	11,997,954
Shares issued pursuant to warrant exercises	-	-	15,130	15	(15)	-	-	-
Net loss for the period	-	-	-	-	-	-	(9,995,136)	(9,995,136)
Balance, March 31, 2024	-	$-	55,058,411	$55,059	$260,983,148	$499,681	$(189,891,481)	$71,646,407

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended March 31, 2025	Nine months ended March 31, 2024

Cash Flows From Operating Activities:
Net loss	$(36,591,022)	$(29,064,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,750,923	121,075
Accretion of financing costs	2,790,566	3,014,414
Amortization of right-of-use asset	82,952	75,788
Write-down of inventory to net realizable value	2,869,221	-
Unrealized loss on investment	-	24,586
Stock-based compensation	12,824,605	12,322,198
Shares issued for professional services	-	(1,047)
Change in fair value of derivative liability	(705,184)	419,739
Change in fair value of conversion option	(138,060)	-
Change in fair value of liability-classified equity-linked contracts	(737,040)	-
Loss on extinguishment of debt	675,648	-
Loss on private placement	567,161	-
Changes in operating assets and liabilities:
Accounts receivable	(818,628)	-
Inventory	(2,967,846)	(497,341)
Grants receivable	26,106	(207,266)
Prepaid expenses and deposits	3,449	799,596
Other current assets	-	(316,351)
Accounts payable and accrued liabilities	(4,643,041)	969,487
Right-of-use lease liabilities	(89,161)	(90,427)
Net Cash Used in Operating Activities	(23,099,351)	(12,430,522)
Cash Flows From Investing Activities:
Other acquisition deposits	-	(279,878)
Acquisition of property, plant and equipment, and water rights	(2,000,713)	(11,586,857)
Acquisition cost reimbursements from government grants	-	672,404
Purchase of mining properties	-	(169,714)
Net Cash Used in Investing Activities	(2,000,713)	(11,364,045)
Cash Flows From Financing Activities:
Proceeds from exercise of share purchase warrants	-	37,498
Proceeds from employee stock purchase plan	140,746	-
Proceeds from issuance of common shares through At-The-Market offering, net of issuance costs	7,579,122	-
Proceeds from subscription agreements (Note 13)	1,900,000	-
Proceeds from registered direct offerings	15,000,000	-
Payment of issuance costs, registered direct offerings	(1,089,000)	-
Proceeds from notes payable, net of issuance costs	9,900,000	20,287,118
Principal paid on notes payable	(7,483,333)	(18,600,000)
Proceeds from share purchase agreement, net of issuance costs	-	25,744,936
Net Cash Provided by Financing Activities	25,947,535	27,469,552

Increase in Cash and Restricted Cash	847,471	3,674,985
Cash and Restricted Cash – Beginning of Period	7,001,786	2,320,149
Cash and Restricted Cash – End of Period	$7,849,257	$5,995,134

Supplemental disclosures (Note 16)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (“the Company” or “ABTC”) is an integrated critical battery materials company in the lithium-ion battery industry that is working to increase the domestic U.S. production of critical battery materials, such as lithium, nickel, cobalt, and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

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

2. Liquidity and Going Concern

During the nine months ended March 31, 2025, the Company incurred a net loss of $36.6 million and used cash of $23.1 million for operating activities. At March 31, 2025, the Company has a cash balance of $7.8 million (of which $2.8 million was available and $5.0 million is restricted) and an accumulated deficit of $249.9 million.

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

Based on its current operating plan, unless the Company generates income from the operations of its facilities or raises additional capital (debt or equity), it is possible that the Company will be unable to maintain its financial covenants under our existing Note agreement (Note 11). If such covenant violations are not waived by the Note holder, it would result in an event of default, causing an acceleration of the outstanding balances. If the Company does raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interests of its existing stockholders may be diluted.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The condensed consolidated balance sheet at March 31, 2025, and the condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three and nine months ended March 31, 2025 and 2024 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the nine months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending June 30, 2025 or for any future interim period. The condensed consolidated balance sheet at June 30, 2024 has been derived from audited financial statements; however, the condensed consolidated financial statements as of March 31, 2025 do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the SEC on September 23, 2024 (the “Fiscal 2024 Form 10-K”). The Company’s consolidated subsidiaries consist of its wholly owned subsidiaries, LithiumOre Corporation (formerly Lithortech Resources Inc), and ABTC 2500 Peru LLC (formerly Aqua Metals Transfer LLC).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and June 30, 2024.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Revenue Recognition

The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. Nearly all of these promises, referred to as performance obligations, consist of the transfer of physical goods, including recycled ferrous and nonferrous metals and black mass to customers. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The majority of the Company’s sales involve transfer of control to the customer, and thus revenue recognition, before delivery to the customer’s destination; for example, upon release of the goods to the shipper. The Company’s bill-and-hold arrangements involve transfer of control to the customer when the goods have been segregated from other inventory at the Company’s facility and are ready for physical transfer to the customer. Shipping and handling activities that occur after a customer has obtained control of a good are accounted for as fulfillment costs rather than an additional promise in a contract. As such, shipping and handling consideration (freight revenue) is recognized when control of the goods transfers to the customer, and freight expense is accrued to cost of goods sold when the related revenue is recognized.

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. For the nine months ended March 31, 2025, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2025 was $3.7 million, well above the value of the related revenue. The high cost of goods sold is related to the in-service date and depreciation of the recycling facility fixed assets, which is time based, and the finalization of the production process. We expect these costs to continue to rise but will be reduced as a percentage of revenue as we scale our production and gain efficiencies in the process.

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

The carrying values of the Company’s cash, accounts receivable, grants receivable, prepaid expenses and deposits, accounts payable and accrued liabilities, and notes payable, approximate fair value due to their short maturities.

The Company’s fair value measurements included the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. As of December 31, 2024, the Company reclassified derivative liabilities and liability-classified equity-linked contracts from long-term liabilities to equity. No derivative instruments were issued during the three months ended March 31, 2025; accordingly, fair value measurement was not required. See Notes 6 and 11 for further discussion.

The Company’s non-recurring fair value measurements include the valuation of the assets held-for-sale as of March 31, 2025. See Note 7 for relevant fair value disclosures.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company is in process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

In November 2024, the FASB Issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update require disclosures, in the notes to financial statements, of specified information about certain costs and expenses. The amendment clarifies which certain costs and expenses that are included in cost of sales and selling, general, and administrative expense categories that should be disclosed with qualitative descriptions of amounts that are not separately disaggregated quantitatively. Additionally, the amendment requires disclosure of total amounts of selling expenses and an entity’s definition of selling expense. The update will be effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date previously communicated. The revised effective date for public business entities is for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.

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

	March 31, 2025	June 30, 2024
Raw materials	$180,980	$66,088
Finished goods	71,965	88,232
Total	$252,945	$154,320

5. Government Grants and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for credit losses has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $0.2 million and $0.2 million as of March 31, 2025 and June 30, 2024, respectively. The Company recognizes invoiced government funds as an offset to research and development costs in the period the qualifying costs are incurred. During the nine months ended March 31, 2025, the Company recognized $4.3 million of invoiced government funds as an offset to research and development costs. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful life.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant (the “AMMTO grant”) was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of March 31, 2025, the cumulative funds invoiced for this grant totaled $2.2 million, which represents 97% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022, and this contract award project concluded on September 30, 2024. As of March 31, 2025, the cumulative funds invoiced for this grant totaled $0.5 million, which represents 100% of the total eligible reimbursements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

On October 21, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of March 31, 2025, the cumulative funds invoiced for this grant totaled $4.1 million, which represents 7% of the total eligible reimbursements.

On November 17, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of March 31, 2025, the cumulative funds invoiced for this grant totaled $1.8 million, which represents 18% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S. DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada. As of March 31, 2025, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of March 31, 2025, the Company has not incurred any qualifying expenditure toward this tax credit.

On September 23, 2024, the U.S. DOE announced that the Company had been selected for award negotiations for a highly competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility. On December 18, 2024, the Company received a contracted grant award for $144 million of federal investment by the DOE, with these funds awarded to the Company and an additional $6.4 million awarded to its subcontractor Argonne National Laboratory, to support the construction of a new lithium-ion battery recycling facility. The Company began receiving funds related to this award during the period ending March 31, 2025. As of March 31, 2025, the cumulative funds invoiced for this grant totaled $0.2 million, which represents 0.2% of the total eligible reimbursements.

6. Derivative Liabilities

During the three months ended December 31, 2024, the Company’s embedded conversion feature on its convertible notes and its outstanding warrants had been treated as derivative liabilities for accounting purposes under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” due to insufficient authorized shares to settle these outstanding equity-linked contracts, while the terms of these instruments still allowed the holders to exercise which would require the Company to net-cash settle the instrument. In such cases, the Company adopted a sequencing approach under ASC 815-40 to determine the classification of its equity-linked financial instruments at issuance and at each subsequent reporting date. Under this sequencing policy, the Company reclassified to liabilities those equity-linked financial instruments with the most recent issuance or modification date. The derivative liabilities were initially recorded at fair value and subsequently re-valued each reporting date, with changes in fair value reported in the condensed consolidated statements of operations. The Company utilized the Black-Scholes option-pricing model to value the derivative liabilities at initial reclassification and subsequent valuation dates, adjusted for instrument-specific terms as applicable.

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

During the three months ended March 31, 2025, there was no activity related to the Company’s derivative liability instruments and the balance of derivative liabilities remained unchanged throughout the period.

The table below sets forth the Black-Scholes inputs and assumptions for the Company’s valuation and re-valuation of its derivative liabilities for the nine months ending March 31:

2025
Weighted average expected term (years)	0.01 – 5.00%
Risk-free interest rate	3.47 – 5.47%
Dividend yield	0%
Volatility	6.69% - 137.84%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity related to derivative liabilities for the nine months ending March 31, 2025, is as follows:

	Warrant Derivative Liabilities	Conversion Option Derivative Liability	Total Derivative Liabilities

Balance, June 30, 2024	$-	$-	$-
Change in fair value	(657,174)	(138,061)	(795,235)
Fair value of issuances during the period	2,632,467	-	2,632,467
Fair value of extinguishments during the period	(87,421)	-	(87,421)
Fair value of reclassifications during the period	(1,887,872)	138,061	(1,749,811)
Balance, March 31, 2025	$-	$-	$-

7. Property, Plant and Equipment

The table below presents the property, plant and equipment as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
Land	$8,860,916	$8,860,916
Building	16,642,537	24,867,784
Equipment and vehicles	23,660,207	14,313,970
Total property, plant and equipment	49,163,660	48,042,670
Less: accumulated depreciation	(5,478,103)	(1,727,704)
Property, plant and equipment, net	$43,685,557	$46,314,966

The Company recognized depreciation expense of $1.2 million and $39,665 for the three months ended March 31, 2025 and 2024, respectively. The Company recognized depreciation expense of $3.8 million and $121,075 for the nine months ended March 31, 2025 and 2024, respectively.

During the fourth quarter of fiscal 2024, the Company approved a plan to sell certain assets comprised primarily of land and a building from its Fernley location. The Company made this decision due to the acquisition of the Peru facility that would accelerate its time to production and commercialization. These assets have been classified as held-for-sale as of June 30, 2024 with a carrying value of $6.0 million and on April 1, 2025 the Company entered into a Commercial/Investment Property Purchase Agreement and Joint Escrow Instructions (the “Purchase Agreement”), to sell that certain property for a total purchase price of $6.75 million. Under the Purchase Agreement, the transaction is anticipated to close on or before July 10, 2025.

The Company recorded an impairment charge on the assets held-for-sale of $10.3 million for the fiscal year ended June 30, 2024. The fair value of the assets held-for-sale is classified within Level 3 of the fair value hierarchy and was determined based on indicative market listing prices of the assets. As of March 31, 2025, there were no changes to the valuation of assets held-for-sale.

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

9. Intangible Assets

As of March 31, 2025, the Company reclassified certain water rights with a carrying value of $3.8 million to assets held for sale in the consolidated balance sheet. This reclassification follows the company's decision to actively market these water rights for sale to unrelated third parties.

The table below presents total intangible assets at:

	March 31, 2025	June 30, 2024
Water rights	$766,694	$4,519,038

10. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	March 31, 2025	June 30, 2024
Trade payables	$664,649	$4,255,398
Accrued fixed assets	117,771	996,970
Accrued expenses	2,991,974	2,244,266
Market agreement settlement	-	1,800,000
Total accounts payable and accrued liabilities	$3,774,394	$9,296,634

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

11. Notes Payable

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company can sell to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”), of which $25.0 million was initially received. The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the condensed consolidated statements of operations. See Correction of Previously Issued Consolidated Financial Statements in Note 3. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the three months ended September 30, 2024, the Company recorded a gain of $0.7 million within the change in fair value of the derivative liability in the condensed consolidated statements of operations. As of September 30, 2024, the fair value of the derivative liability was determined to be nil given the expiration of the freestanding call option on October 1, 2024. No derivative instruments were outstanding during the three months ended March 31, 2025, and there has been no related activity since the option’s expiration; accordingly, fair value measurement was not required.

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

On November 14, 2024, the Purchase Agreement and Notes were amended to provide for the issuance of a new series of senior secured convertible notes (the “2024 Notes”) in the aggregate principal amount of $12.0 million, less discount totaling $2.1 million. The amendment also allowed payment of principal of the Notes totaling $1.1 million in common shares of the Company in lieu of cash, with the remaining principal of the Notes of $1.8 million paid with proceeds from issuance of the 2024 Notes. The 2024 Notes bear zero coupon, mature on September 1, 2025, and require $5.0 million in cash to be maintained in a restricted account. The Buyers may request partial redemptions of up to an aggregate of $1.0 million on the 1st of each month beginning on January 1, 2025, with the remaining principal due on the maturity date, or the Buyers may convert the 2024 Notes into shares of common stock of the Company at a conversion rate of 1,333.33 shares of common stock per $1,000 of principal for the first $3,000,000 of principal, and a conversion rate of 945.0992 shares of common stock per $1,000 of principal for the remaining principal. On December 19, 2024, the 2024 Notes were amended to increase the portion of principal that is subject to the higher conversion rate of 1,333.33 shares of commons stock per $1,000 of principal from $3,000,000 to $5,000,000. The Company analyzed the embedded conversion feature of the 2024 Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined that it did not qualify to be bifurcated and accounted for as a derivative liability. For the three months ended March 31, 2025, amortization of the debt discount of the 2024 Notes totaled $0.9 million.

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

On March 24, 2025, the conversion rate of the 2024 Notes was amended for $2.0 million of principal payments upon which the payments were converted to common shares. The conversion rates for the remaining principal of the 2024 Notes were not amended. Total common shares of 2,284,410 were issued with a fair market value of $2.3 million. The amendment was accounted for as debt modification and as a result, the excess fair market value of the common shares over the principal payments was recorded as an additional debt discount.

The table below presents the net carrying amounts of the Notes as of:

March 31, 2025
Principal outstanding	$8,000,000
Debt discount	(2,551,043)
Amortization of debt discount	1,295,187
Net carrying value	$6,744,144

The table below presents the maturities of notes payable as of March 31, 2025:

September 1, 2025	$8,000,000
Less: unamortized debt discount and issuance costs	(1,255,856)
Total notes payable	$6,744,144

Notes payable, current	$6,744,144
Notes payable, non-current	$-

12. Leases

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the three months ending March 31, 2025 and 2024, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company leases office space under a non-cancelable operating lease agreement. The lease commenced December 1, 2024 and has a lease term of three years, expiring on November 30, 2027. The lease includes an option to renew for an additional two years; however, the Company is not reasonably certain to exercise the renewal option. Therefore, the renewal period has not been included in the calculation of the lease liability and the right-of-use asset in accordance with ASC 842. The Company occupies other office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. The Company does not have any finance leases as of March 31, 2025 and 2024.

Operating lease right-of-use assets are presented within the asset section of the Company’s consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s consolidated balance sheets at March 31, 2025 and June 30, 2024.

The table below presents information related to the components of lease expense for the nine months ended March 31, 2025 and 2024, respectively:

	March 31, 2025	March 31, 2024
Operating lease cost	$288,894	$75,787
Short-term lease cost	$-	$-

The table below presents total operating lease RoU assets and lease liabilities at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
Operating lease right-of-use asset	$326,794	$42,103
Operating lease liabilities	$332,785	$54,303

The table below presents the maturities of operating lease liabilities as of March 31, 2025:

March 31, 2026	$134,813
March 31, 2027	140,410
March 31, 2028	96,096
Total lease payments	371,319
Less: imputed interest	(38,534)

Total operating lease liabilities	$332,785

Operating lease liabilities, current	$112,195
Operating lease liabilities, non-current	$220,590

The table below presents the weighted average remaining lease term for operating leases and the weighted average discount rate used in calculating operating lease right-of-use asset as of March 31, 2025.

Weighted average lease term (years)	2.58
Weighted average discount rate	8.00%

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

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on March 31, 2025 and June 30, 2024.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on March 31, 2025 and June 30, 2024.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on March 31, 2025 and June 30, 2024.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series D Preferred Stock issued and outstanding on March 31, 2025 and June 30, 2024.

Common Stock

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000. As of March 31, 2025, the Company has 250,000,000 shares of common stock authorized, with a par value of $0.001 per share.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Nine months ended March 31, 2025:

During the period, the Company issued 2,222,943 common shares upon vesting of share-based awards.

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

In February 2025, investors purchased 35 units at a purchase price of $25,000 per unit, with each unit consisting of 26,316 shares of common stock and 52,632 warrants to purchase common stock. The payable of $0.9 million previously included in accounts payable and accrued liabilities for the return of the subscription agreement proceeds to these investors (see Note 6) was recognized in additional paid-in capital for the $0.9 million purchase price of the 35 units.

During the nine months ended March 31, 2025, the Company issued 4,220,986 common shares to the Note holders pursuant to the debt conversion option in lieu of cash payment of $3.6 million (see Note 11). The fair value of the common shares issued of $4.2 million was recorded in additional paid-in capital for this transaction.

During the nine months ended March 31, 2025, the Company recognized stock-based compensation expense of $12.8 million, which was an increase to additional paid-in capital of $12.1 million and an increase to the equity compensation liability of less than $0.1 million. Stock-based compensation expense also included $0.7 million related to the excess fair value related to warrants issued to the insiders and the incremental fair value from modification of certain warrants discussed above.

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

The Company had the following potentially dilutive shares outstanding as of March 31:

	2025	2024
Convertible notes	8,725,486	1,355,853
Warrants	17,980,157	5,757,894
Share awards outstanding	7,816,136	3,467,391
Total potentially dilutive	34,521,779	10,581,138

14. Share Purchase Warrants

During the nine months ended March 31, 2025, there were 14,360,308 total warrants issued. The Company issued 3,548,426 warrants pursuant to the Private Placement (see Note 13), of which 898,426 warrants were purchased by employees of the Company, 900,000 were purchased by accredited investors, and 1,750,000 warrants were cancelled per the rescission agreement executed with certain investors in November 2024 (see Note 6). The Company also issued 8,773,586 warrants in December 2024 in connection with the securities purchase agreements (see Note 13). The Company issued 196,176 warrants under its compensation arrangements (see Note 15). In February 2025, the Company issued 1,842,120 warrants to accredited investors that had previously rescinded private placement agreements (see Note 13).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2024	6,928,758	$12.95
Granted	3,548,426	1.01
Exercised	-	-
Expired	(1,082,715)	12.02
Balance, September 30, 2024	9,394,469	$8.55
Granted	8,969,762	1.90
Exercised	-	-
Rescinded	(1,750,000)	1.00
Expired	(476,194)	10.50
Balance, December 31, 2024	16,138,037	$5.61
Granted	1,842,120	1.00
Exercised	-	-
Rescinded	-	-
Expired	-	-
Balance, March 31, 2025	17,980,157	$5.14	3.78	$-
Exercisable, March 31, 2025	17,308,880	$5.11	3.74	$-

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

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the three months ended March 31, 2025, the Company granted 1.2 million share awards.

The table below reflects the share award activity for the nine months ended March 31, 2025:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2024	3,428,604	$5.02
Granted	185,742	1.00
Vested	(410,504)	4.10
Forfeitures	(26,875)	5.22
Unvested share awards at September 30, 2024	3,176,967	$4.90
Granted	5,822,024	0.96
Vested	(924,430)	2.43
Forfeitures	(21,770)	6.76
Unvested awards at December 31, 2024	8,052,791	$2.33
Granted	1,226,668	1.04
Vested	(896,297)	2.34
Forfeitures	(567,026)	1.64
Unvested awards at March 31, 2025	7,816,136	$2.18

As awards are granted, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Compensation-Stock Compensation.” The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the three months ended March 31, 2025 totaled $1.1 million.

The Company recognized stock-based compensation expense of $12.8 million and $12.3 million for the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and June 30, 2024, the equity compensation liability totaled nil and $0.4 million related to warrants and RSUs awarded to officers of the Company, respectively, where the performance target had not yet been achieved by employees and officers and therefore the number of warrants and RSUs underlying the awards was not yet fixed.

As of March 31, 2025, there were approximately $16.6 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 3.0 years.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The table below presents the stock-based compensation expense per respective line item on the condensed consolidated statements of operations for the nine months ended March 31:

	2025	2024

Cost of goods sold	$564,721	$-
General and administrative	8,807,374	6,171,907
Research and development	3,300,673	5,197,699
Exploration	151,837	952,592
Total stock-based compensation	$12,824,605	$12,322,198

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the Board of Directors and CEO. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which is generally four years.

16. Supplemental Statement of Cash Flow Disclosures

For the nine months ended March 31:

	2025	2024

Supplemental disclosures:

Interest paid	$-	$16,017

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	117,771	-
Deposits capitalized as investing activities	-	27,103,351
Right-of-use asset obtained in exchange for lease liability	367,643	-
Debt payment satisfied with common shares	3,742,580	-
Payable forgiven in exchange for subscription agreement	875,000	-
Current liabilities associated with investing activities	-	1,999,331

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2027, and the Lab lease expires on November 30, 2025. Consistent with the guidance in ASC 842, the Company has recorded the principal office lease in its condensed consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 12 – Leases.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance the Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At March 31, 2025, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

18. Subsequent Events

On April 1, 2025, the Company entered into a Commercial/Investment Property Purchase Agreement and Joint Escrow Instructions (the “Purchase Agreement”), pursuant to which the Company entered into an agreement with Steven Pokrajac and Corina Pokrajac and/or their assigns to sell that certain property comprising approximately 12 acres located in Lyon County, Nevada, APN 021-071-50, commonly known as 395 Logan Lane, Fernley, Nevada, along with improvements located thereon, for a total purchase price of $6.75 million. Under the Purchase Agreement, the transaction is anticipated to close on or before July 10, 2025. The Company continues to market for sale its other real property and water rights holdings located in Fernley, Nevada.

On April 20, 2025, the Company entered into a Banked Water Purchase Agreement with H2O NV Investments, LLC to sell 282.455 acre-feet of water rights for $4,660,508.

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

Overview

American Battery Technology Company (the “Company”) is an integrated critical battery materials company within the lithium–ion battery industry that is working to increase the domestic U.S. production of critical battery materials, such as lithium, nickel, cobalt, and manganese through its exploration of new domestic-US primary resources of battery metals, development and commercialization of new technologies for the extraction of these battery metals from primary resources, and commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

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

On March 28, 2024, ABTC was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada. As of March 31, 2025, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional $40.5 million tax credit through the Qualifying Advanced Energy Project Credits program (48C) to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. As with ABTC’s initial $19.5 million tax credit under the 48C program supporting the construction and buildout of its battery recycling facility in Nevada, this additional award was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. As of March 31, 2025, the Company has not incurred any qualifying expenditures towards this tax credit.

On September 23, 2024, the U.S. DOE announced that the Company had been selected for award negotiations for a highly competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility. On December 18, 2024, the Company received a contracted grant award for $144 million of federal investment by the DOE, with these funds awarded to the Company and an additional $6.4 million awarded to its subcontractor Argonne National Laboratory, to support the construction of a new lithium-ion battery recycling facility.

Financial Highlights:

●	Total revenues from the sale of recycled battery materials increased to $1.0 million in the three months ended March 31, 2025, approximately tripling the revenue of $0.3 million from the previous quarter.
●	Cash cost of goods sold was $2.3 million in the three months ended March 31, 2025, with additional non-cash items such as depreciation expense of $1.2 million and stock-based compensation of $0.2 million resulting in a total cost of goods sold of $3.7 million.
●	Government grant reimbursement was $2.0 million for the three months ended March 31, 2025 compared to $1.3 million during the same period of the prior year. Out of the $2.0 million in grant funding for the three months ended March, 31, 2025, $0.02 million was recorded as an offset to fixed assets, as reimbursements related to equipment purchases, and $1.98 million was recorded as an offset to research and development costs within the condensed consolidated statement of operations.
●	As of March 31, 2025, the Company had total cash on hand of $7.8 million of which $2.8 million was available and $5.0 million is restricted.
●	The Company has announced the sale of one of its unused legacy properties located at 395 Logan Lane in Fernley, Nevada. This 12-acre property entered into contract to sell for $6.75 million, with the transaction expected to close on or before July 10, 2025.
●	The Company has entered into an agreement for the sale of a portion of its unused water rights in Fernley, Nevada for $4.7 million, with the transaction expected to close on or before May 21, 2025.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenue

During the three months ended March 31, 2025, our revenue was $1.0 million. This is related to the sale of our recycled products produced from recycling operations. The Company more than doubled production of recycled battery materials at its commercial-scale lithium-ion battery recycling facility in the three months ending March 31, 2025 as compared to the previous quarter.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2025 was $3.7 million. After the removal of non-cash items of $1.4 million which comprises depreciation expense of 1.2 million and stock-based compensation of $0.2 million, cash cost of goods sold was $2.3 million. The high cost of goods sold is related to the depreciation of the recycling facility fixed assets which are time based, and labor and overhead costs. We expect these costs to continue to rise on an absolute basis but will be reduced as a percentage of revenue as we scale our production and sales and gain efficiencies in the production process.

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

Operating Expenses

During the three months ended March 31, 2025, the Company incurred $8.0 million of operating expenses compared to $8.6 million during the three months ended March 31, 2024.

General and administrative expenses consist of personnel, stock-based compensation, office expenses, legal, recruitment, business development, public relations, and general facility expenses. For the three months ended March 31, 2025 and 2024, general and administrative expenses were $3.7 million and $3.2 million, respectively. The increase in the current period is primarily due to $0.2 million of increased external fees associated with capital raising activities, $0.6 million increase in stock-based compensation related to performance based awards program that began in first quarter 2025, and offset by $0.3 million in other administrative cost as a result of cost-saving measures.

Research and development expenses consist primarily of laboratory leases, supplies, personnel, stock-based compensation, and employee benefits. Research and development expenses for the three months ended March 31, 2025 and 2024 were $3.3 million and $4.0 million, respectively. The decrease in the current period is primarily due to allocation of a portion of such costs to inventory and cost of goods sold as part of phase 1 recycling operations coming online in the fourth quarter of fiscal 2024. Research and development expenses are partially offset by federal grant funds for awards the Company has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $2.0 million and $0.7 million related to these awards for the three months ended March 31, 2025 and 2024 respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $1.0 million for the three months ended March 31, 2025 compared to $1.4 million during the same period in the prior year. The decrease quarter-over-quarter resulted principally headcount reallocation to plant operations from exploration.

Other Income (Expense)

During the three months ended March 31, 2025, the Company recorded other expense of $0.9 million compared to other expense of $1.4 million for the three months ended March 31, 2024. The decrease is primarily due to lower amortization and accretion of financing costs of $0.3 million resulting from a reduced debt balance, as well as the elimination of fair value adjustments for a derivative liability of $0.2 million which is no longer required following the debt modification.

Results of Operations for the Nine Months Ended March 31, 2025 and 2024

Revenue

During the nine months ended March 31, 2025, our revenue was $1.5 million. This is related to the sale of our recycled products produced from recycling operations.

Cost of Goods Sold

Cost of goods sold during the six months ended March 31, 2025 was $9.5 million. After the removal of non-cash items of $3.2 million which comprises depreciation expense of $2.6 million and stock-based compensation of $0.6 million, cash cost of goods sold was $6.3 million. The high cost of goods sold is related to the depreciation of the recycling facility fixed assets, which is time based, and the finalization of the production process. We expect these costs to continue to rise on an absolute basis but will be reduced as a percentage of revenue as we scale our production and sales and gain efficiencies in the production process.

Operating Expenses

During the nine months ended March 31, 2025, the Company incurred $26.2 million of operating expenses compared to $25.4 million during the nine months ended March 31, 2024.

General and administrative expenses consist of personnel, stock-based compensation, office, legal, recruitment, business development, public relations, and general facility expenses. For the nine months ended March 31, 2025, general and administrative expenses were $16.3 million, an increase of $5.6 million over the same period in the prior year primarily related to increased employee stock-based compensation$4.5 million recognized based on the establishment of executive performance milestones and the determination that achievement is probable and $1.1 million in investor relation expenses for debt modifications and capital raises during fiscal year 2025.

Research and development expenses consist primarily of laboratory leases, supplies, personnel, stock-based compensation, and employee benefits. Research and development expenses for the nine months ended March 31, 2025 and 2024 were $8.2 million and $11.1 million, respectively. The decrease in the current period is primarily due to allocation of a portion of such costs to inventory and cost of goods sold as part of phase 1 recycling operations increasing throughput in the fourth quarter of fiscal 2024. These costs are partially offset by federal grant funds for awards that it has contracted with various federal agencies. The Company recognized an offset to its research and development costs of $4.3 million and $2.3 million related to these awards for the nine months ended March 31, 2025 and 2024 respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $1.7 million for the nine months ended March 31, 2025 compared to $3.6 million during the same period in the prior year. The decrease year-over-year resulted principally from higher costs in the prior year related to drilling, assaying and engineering to further define and potentially upgrade the geological classification of the mineral rights.

Other Income (Expense)

During the nine months ended March 31, 2025, the Company recorded other expense of $2.3 million, compared to other expense of $3.6 million for the nine months ended March 31, 2024. The current period other expense primarily consisted of $2.8 million for amortization of debt financing costs, a $0.7 million loss on debt extinguishment, and a $0.6 million loss related to a private placement transaction. These expenses were partially offset by other income of $0.9 million related to the change in fair value of liability-classified instruments and $0.7 million from the change in fair value of a derivative liability.

Liquidity and Capital Resources

At March 31, 2025, the Company had cash of $7.8 million (of which $2.8 million was available and $5.0 million is restricted) and total assets of $76.5 million compared to available cash of $7.0 million and total assets of $77.7 million at June 30, 2024. On March 24, 2025, the conversion rate of the 2024 Notes was amended for $2.0 million of principal payments upon which the payments were converted to common shares. The conversion rates for the remaining principal of the 2024 Notes were not amended. Total common shares of 2,284,410 were issued with a fair market value of $2.3 million. The amendment was accounted for as debt modification and as a result, the excess fair market value of the common shares over the principal payments was recorded as an additional debt discount.

The Company had total current liabilities of $10.6 million at March 31, 2025, compared to $15.8 million at June 30, 2024. The decrease is related to the paydown of outstanding payables with the proceeds from the registered direct offerings and the issuance of the 2024 Notes.

As of March 31, 2025 the Company had working capital of $7.7 million compared to $2.6 million at June 30, 2024. The positive working capital at the end of both periods results from the classification of $12.2 million of held-for-sale assets as current at March 31, 2025 and June 30, 2024 and the increase in cash due to proceeds from the registered direct offerings and the issuance of the 2024 Notes. Absent the held-for-sale classification of certain assets, the working capital would have been a positive $0.5 million and a deficiency of $5.8 million at March 31, 2025 and June 30, 2024, respectively.

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

Cash Flows

For the nine months ended March 31:

	2025	2024
Cash used in operating activities	$(23,099,351)	$(12,430,522)
Cash used in investing activities	(2,000,713)	(11,364,045)
Cash provided by financing activities	25,947,535	27,469,552
Net increase in cash during the period	847,471	3,674,985

Cash from Operating Activities.

During the nine months ended March 31, 2025, the Company used $23.1 million of cash for operating activities, compared to $12.4 million used during the nine months ended March 31, 2024. In both periods, the cash used has supported an increased scale of operations including increased employee headcount and personnel costs, increased production, and increased administrative costs related to insurance, legal and accounting.

Cash from Investing Activities

During the nine months ended March 31, 2025, the Company used cash in investing activities of $2.0 million for acquisition of property and equipment for its recycling facilities. This is in comparison to cash used in investing activities of $11.4 million for the nine months ended March 31, 2024. The decrease is due to the Company’s purchasing more equipment in the beginning stages of the recycling plant build-out in the prior year.

Cash from Financing Activities

During the nine months ended March 31, 2025, the Company had cash provided by financing activities of $25.9 million, compared to $27.5 million provided during the nine months ended March 31, 2024. The Company has relied on equity and debt financing to support its increased operating activities, the ramp up of the recycling plant, development of the lithium ore pilot plant, and upgrades to the geological category of its Tonopah claims through additional studies and assessments.

The Company had proceeds from equity and debt financings of $25.9 million in the nine months ended March 31, 2025 compared to $27.5 million in the prior year period. The decrease in cash provided by equity financings in the nine months ended March 31, 2025 is primarily related to issuance of notes payable offset by principal payments on the debt.

Working Capital

	March 31, 2025	June 30, 2024
Current assets	$23,285,228	$18,406,048
Current liabilities	10,630,733	15,798,298
Working capital	7,654,495	2,607,750

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are not effective, based on the material weaknesses described below.

Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2025, our internal control over financial reporting was not effective, due to the material weaknesses in internal control over financial reporting, described below.

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

The Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment. In addition, the Company did not maintain proper segregation of duties related to accounting processes. As a consequence, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. While these material weaknesses did result in immaterial misstatements of the Company’s consolidated financial statements as disclosed in the Company’s Fiscal 2024 Form 10-K, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in the consolidated financial statements may not be prevented or detected in a timely manner. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2025.

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

In addition to the steps taken outlined above, in July 2024, we hired a new corporate controller with extensive experience in technical accounting, SEC reporting and internal control over financial reporting. The Controller subsequently departed in February 2025, and a new Controller was hired in April 2025. In October 2024, we hired a senior accountant with public accounting and public company reporting experience, which will help to mitigate the segregation of duties weakness. We plan to continue to utilize an outside CPA firm for technical expertise and we plan to perform a complete risk assessment to update our control procedures. We expect these additional steps will help mitigate the technical expertise weakness, the segregation of duties weakness and identify any other areas of risk to be incorporated in our overall internal control plan. We expect to remediate these material weaknesses during fiscal year 2026. The Company is currently conducting a search for a permanent Chief Financial Officer with relevant and extensive experience in accounting and finance.

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. While we believe procedures are in place as of March 31, 2025 to address the material weaknesses, remediation steps are required to be in place and effective for an adequate period of time. We cannot provide assurance that such material weaknesses will be remediated, and we may discover additional material weaknesses that may require additional time and resources to remediate.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2024. There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2024 under “Item 1A - Risk Factors” and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 under “Item 1A – Risk Factors”. Additionally, the Trump Administration has issued numerous Executive Orders (“EOs”), including the Unleashing American Energy Executive Order on January 20, 2025, which required an immediate pause in the disbursement of funds appropriated through the Inflation Reduction Act of 2022 during a 90-day review period. While the Company has since continued to received funds from appropriated through the Inflation Reduction Act of 2022, the Company continues to monitor these EOs and other related memoranda to determine what, if any, impact they might have on awards selected or received from the DOE. A pause, in the disbursement of funds, particularly if extended, could delay the timing of projects, and could have a material adverse impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
4.1	Form of Senior Secured Convertible Note		2/21/2025	S-1/A	4.1
10.1	Commercial/Investment Purchase Agreement and Joint Escrow Instructions among American Battery Technology Company, Steven Pokrajac and Corina Pokarjac	x
10.2	Banked Water Purchase Agreement among American Battery Technology Company and H2O NV Investments LLC	x
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY

(Registrant)

Date:	May 15, 2025	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2025	By:	/s/ Jesse Deutsch
Jesse Deutsch
Interim Chief Financial Officer (Principal Accounting Officer)

