Form 10-K
period 2025-06-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2025-09-18
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price per share of the registrant’s common stock on The Nasdaq Capital Market was approximately $208 million as of  December 31, 2024.

Number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 15, 2025: 118,046,888.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 30, 2025.

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

This Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2025 and June 30, 2024. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

2

PART I

Item 1. Business

Introduction

American Battery Technology Company (the “Company”, “ABTC”, “we” and “us”) is an integrated critical battery materials company in the lithium-ion battery industry that is working to increase the domestic U.S. production of critical battery materials, such as lithium, nickel, cobalt, and manganese through its engagement in the exploration of new primary resources of battery metals, the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these battery materials and to ensure that as these materials reach their end of lives, the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion. In addition, we are committed to operating our business in a safe and environmentally responsible manner by working with our employees, customers, vendors, and local communities to minimize our environmental impact and comply with local, state and federal environmental laws and regulations.

The Company’s corporate headquarters are in Reno, Nevada, and its mineral exploration office is located in Tonopah, Nevada. The Company’s recycling plant for recycling lithium-ion batteries is in McCarran, Nevada.

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

Industry Overview

Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric vehicles, and large scale electric stationary storage systems. The global market for lithium-ion batteries surpassed $100B in 2024 and is projected to exceed $250B by 2030, as there continues to be technology, regulatory, and social movement driving demand growth. This, in turn, is driving significant increases in demand for battery materials such as lithium, cobalt, nickel, and manganese.

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

The current manufacturing supply chain for lithium-ion batteries is segmented and is organized into sub-industries that are moving towards operating in a closed-loop fashion:

●	battery material providers,
●	chemical refiners,
●	cell manufacturers, and
●	manufacturers of end-use product (electric vehicle, stationary storage, consumer electronics, etc.) manufacturers.

Battery material providers can be classified into two categories: primary producers who explore for and extract virgin resources, and secondary producers who extract minerals from scrap and end-of-life products for re-sale into the lithium-ion battery supply chain. ABTC operates in both categories of the battery material supply segment, which is discussed in greater detail below.

Chemical refiners source battery-grade materials from suppliers to manufacture into cell components, including cathodes, anodes, electrolytes, and separators. Currently the vast majority of global refining capacity is located outside the United States, primarily in Asia.

Cell manufacturers source cell components and assemble those components into modules and packs, which are then sold to Original Equipment Manufacturers (“OEM” or “OEMs”). Cell manufacturing is also currently concentrated in Asia, with China accounting for over 70 % of global cell manufacturing capacity.

The OEM segment is the final step to manufacturing any end-use product containing lithium-ion batteries. OEM manufacturing capacity for electric vehicles, stationary storage, and consumer electronics is distributed globally.

Each segment of the lithium-ion battery supply chain has seen disparate quantities of investment, with those variations further pronounced with specific geographies. Investment in battery material suppliers, both primary and secondary, and chemical refining capacity, has been far outpaced by investments in cell manufacturing and end-use OEMs. This disconnect in available feedstock and refining capacity has caused significant imbalances in the global supply chain, with those imbalances even more pronounced within the United States and apparent by the volatility in price of these underlying materials. Further, while there is significant cell manufacturing and OEM manufacturing capacity in the United States, less than 1 % of global battery materials needed to supply these facilities are sourced in the US, resulting in a severe domestic capacity imbalance and risk to the domestic economy. This risk in the security and cost of supply has resulted in numerous issues for industries reliant on lithium-ion batteries and has the potential to dramatically slow the adoption of electric vehicles, renewable energy storage and other uses for lithium-ion battery metals.

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

Cobalt: Cobalt is typically mined from open pit and underground operations using traditional mining and processing techniques. The majority of cobalt production is a by-product of copper or nickel production. The competing source of demand for cobalt is steel production where cobalt is utilized as a high-strength steel alloy. Concentration of supply from the Democratic Republic of Congo has given rise to significant concerns over the supply of primary cobalt resources.

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

High temperature thermal processes account for the majority of current recycling operations. Batteries are placed into high-temperature furnaces and melted. A number of the key battery materials are lost in the high temperature processing and smelting phase, including lithium, graphite, and aluminum. The remaining metal matte is then processed through a refining process. The high temperature processing can present challenges to refining the metal matte from this process into products that meet the high purity specifications required for battery cathode manufacturing. Further, the process is energy intensive and can cause substantial air and water pollution.

The mechanical crushing/simple hydrometallurgy approach involves placing batteries into large shredding/grinding machines. The resulting shredded material is then processed to produce a black mass. This resulting back mass is then processed through a bulk hydrometallurgical process designed to remove impurities and extract the high-value minerals. The high level of impurities in the black mass resulting from the shredding/grinding process makes the recovery of battery grade materials challenging. Additionally, the solvents used in the extraction process can have adverse environmental impacts and significantly increase the costs associated with the recycling process.

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

Our Business

Lithium-Ion Battery Recycling

ABTC has developed a universal lithium-ion battery recycling system that is capable of recycling batteries with both a wide range of form factors (packs, modules, cylindrical cells, prismatic cells, pouch cells, defect and intermediate waste cells, metal scraps, slurries, and powders) and of a wide range of cathode chemistries (lithiated cobalt oxide, lithiated nickel-cobalt-aluminum oxide, lithiated nickel-cobalt-manganese oxide, lithiated nickel-cobalt-manganese-aluminum oxide, lithiated nickel-oxide, and lithiated manganese-oxide) of various relative weighting of transition metals.

The Company’s recycling system is a two-phase process: an automated de-manufacturing process followed by a targeted chemical extraction train to separate the individual high-value metals. The Company intends to commission each phase in sequence. Phase 1, the automated de-manufacturing process, separates the components of battery feedstock material into its constituent components, including scrap metals and cathode and anode powders in the form of black mass filter cake. Scrap metals are then sold as byproducts under various offtake agreements or into the open scrap market. The black mass filter cake produced in this phase will also be sold under offtake contracts or into the open market. Upon commissioning of Phase 2, the black mass produced in Phase 1 will be fed into a proprietary chemical extraction train to extract lithium, nickel, cobalt, manganese and other products and upgrade them to the battery cathode grade specifications demanded by high energy density cathode manufacturers.

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

Industry Collaborations

In September 2019, the Company was selected as the sole winner of the battery recycling portion of the Circularity Challenge hosted by BASF, Stanley Black & Decker, and Greentown Labs. BASF is one of the largest high-energy density cathode manufacturing companies in the US and most significant global purchasers of lithium-ion battery metal materials. The challenge was developed to encourage new, innovative technologies for the recycling of large-format lithium-ion batteries, with a goal to establish and develop a circular economy in the battery supply chain. Participants were asked to demonstrate their ability to recycle an end-of-life lithium-ion battery into battery grade minerals that could then be used for the manufacture of new lithium-ion batteries. As the winner, the Company received seed funding, access to the Greentown Labs facilities (see Item 2. Properties), and the exploration of partnership agreements with the host companies. The Company and BASF continue to explore several avenues of collaboration to accelerate the commercialization of the Company’s lithium-ion battery recycling technology.

In October 2021, the Company, received a competitively bid $2 million contract award from the US Advanced Battery Consortium (“USABC”). USABC is a subsidiary of the United States Council for Automotive Research LLC and enabled by a cooperative agreement with the U.S. Department of Energy (DOE). The member companies include General Motors, Ford Motor Company, and Stellantis NV. USABC’s mission is to develop electrochemical energy storage technologies that advance commercialization of next generation electrified vehicle applications. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals by cathode producer and lithium-ion battery recycler BASF, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals by cell technology developer C4V. The demonstration of the entire closed-loop battery manufacturing supply chain within a single project is meant to foster the establishment of a domestic low-cost and low-environmental impact battery recycling infrastructure

Competition

The Company expects to recover several types of byproducts as well as battery cathode grade lithium, nickel, cobalt, and manganese products through its recycling process and will compete with two categories of producers of these commodities: competing recycling processers and facilities and primary producers of the battery materials.

Competing recycling processes and facilities are primarily located in the United States, Europe, South Korea, and China and employ various techniques for extraction of the contained battery metals. In general, processers that employ high-temperature thermal processes or shredding/solvent extraction techniques focus on the recovery of nickel and cobalt, with limited ability to recover lithium, manganese, or other metals. The Company’s process to extract each of the battery components enables the Company to extract additional value from the same amount of feedstock to enable low-cost and low-environmental operations.

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

The commodities and specialty chemicals that are ultimately used by cathode manufacturers are required to meet stringent specifications, whether that mineral is sourced from a primary or a secondary resource. Thus, the competition in these markets is largely based on product quality and reliability of supply.

Primary Resource Development & Refining

In addition to its battery recycling operations, the Company has been designing and optimizing our internally developed sustainable lithium extraction process for the manufacturing of battery cathode grade lithium hydroxide from Nevada-based sedimentary claystone primary resources. (See Item 2. Properties for additional information).

The Company is currently conducting geological mapping, sampling, geochemical analysis, and proprietary extraction trials to characterize the resource and to quantify the performance of the lithium extraction and manufacturing operations. In parallel with the current exploration activities, the Company has designed, constructed, and is operating a multi-tonne per day integrated demonstration scale facility to process sedimentary resource from the project. This facility is intended to demonstrate the commercial viability of the Company’s extraction and refining processes. The Company will continue to analyze the economic competitiveness of the project throughout the demonstration phases.

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

Industry Collaborations

In October 2021, the Company, as the primary grantee, with DuPont Water Solutions as a sub-grantee, was awarded a $4.5 million competitive grant through the US Department of Energy’s Advanced Manufacturing Office, Critical Materials Innovation program to advance the research, development, and commercialization of its technologies for the mining and manufacturing of battery grade lithium hydroxide from its lithium-bearing claystone deposits. The grant provided partial funding for the development of a multi-tonnes per day processing facility to implement its lithium refining technology at pilot facility scale which was commissioned in the fourth quarter of fiscal year 2024.

Competition

Primary lithium production is concentrated in the Americas, Australia, and Asia. The lithium that is ultimately used by cathode manufacturers is required to meet stringent specifications, whether that mineral is sourced from a primary or a secondary resource. Thus, the competition in these markets is largely based on product quality and reliability of supply.

Employees

As of September 15, 2025, the Company had 157 full-time and 6 part-time employees. Additional workers may be hired on a contract basis as needed.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. References to “we,” “our,” or “us” generally refer to the Company, unless otherwise specified.

Summary Risk Factors

Risks Relating To Our Business

Our business is subject to numerous risks and uncertainties. The following is a summary of the principal risks we face:

●	There is substantial doubt about Company’s ability to continue as a going concern and to achieve or sustain profitability.

●	We may require significant additional financing within the next 12 months to fund operations and develop our recycling, extraction, and refining facilities, but there is no assurance such capital will be available on acceptable terms, or at all, which could jeopardize our business plan and continued operations.

●	We may face challenges in executing our growth strategy and effectively managing any expansion. Strategic transactions we pursue could be disruptive, result in shareholder dilution, or otherwise negatively impact our operations.

●	Our ability to source, recover, and recycle lithium-ion battery materials in an economical and efficient manner may be limited, which could affect our ability to meet market demand.

●	If we are unable to continue to operate our recycling facility and improve efficiency, our business could be materially harmed. Our operations depend on the continued performance and availability of our recycling facilities, as well as on securing sufficient feedstock.

●	Our ability to achieve and sustain profitability depends heavily on volatile global metal prices—driven by global economic, political, and market factors as well as product quality and customer specifications—and unfavorable pricing could reduce revenues, hinder customer demand, and negatively impact our business value and share price.

●	Safety concerns in handling lithium-ion batteries, changes in battery chemistry or technology, slower-than-expected adoption of electric vehicles or stationary energy storage batteries, or reduced government support for clean energy could all negatively impact our revenues and operating results.

●	Our operations are subject to development and execution risks, as well as potential limitations in obtaining applicable permits and in obtaining or maintaining insurance coverage.

●	Declines in demand, volatility in benchmark metal prices, or shifts in the quantity and composition of lithium-ion battery feedstock available to us could materially affect our costs, revenues, and results of operations.

●	We depend on the skills and experience of our senior management team and key employees. The loss of any such personnel could have a material adverse effect on our business.

●	We may be exposed to litigation, foreclosure, or regulatory actions, any of which could adversely affect our financial condition and results.

●	Geopolitical competition over critical minerals and government policies aimed at securing domestic supply chains may restrict our ability to access certain markets, partners, or suppliers, which could increase costs and limit growth opportunities.

●	Changes in international trade policies, tariffs, or trade disputes—particularly involving major lithium-producing countries—could disrupt supply chains, increase costs, or limit market access, materially impacting our operations and profitability.

●	Changes in government policies or funding priorities for critical minerals could reduce or eliminate incentives, grants, or programs we rely on, adversely affecting our operations and growth.

●	Export controls or trade restrictions on lithium, equipment, or technology could limit our market access, sourcing options, or partnerships, and create compliance conflicts across jurisdictions.

●	Mineral Resources and Reserves are estimates subject to inherent uncertainties, including geological, engineering, and economic assumptions; actual tonnage, grades, recoveries, or costs may differ materially, which could adversely affect the Company’s operations and financial results.

●	There is no assurance that economically recoverable mineral reserves exist on our properties, and even if reserves are identified, exploration and development risks could prevent their extraction or the generation of revenue, adversely affecting our business and operations.

●	Evolving federal and state regulations on battery recycling and extended producer responsibility may create new compliance obligations, increase operating costs, or affect the economics of our recycling operations.

●	Changes in income tax rates or laws, or disputes with tax authorities, could materially affect our results of operations and financial condition.

●	If we fail to adequately protect our intellectual property, or if third parties assert claims of infringement against us, we could face significant costs, potential damages, and restrictions on our ability to use certain technologies.

●	Despite mitigation measures, increasing cybersecurity threats and potential attacks could compromise our systems, disrupt operations, expose sensitive data, and materially and adversely impact the Company’s business.

Risks Relating to Ownership of Our Securities

●	We may issue additional equity securities in the future without seeking shareholder approval. Any such issuance could dilute existing ownership and potentially place downward pressure on the market price of our common shares. In addition, the interests of our directors and executive officers may not always align with those of other shareholders.

●	Our common shares have experienced, and may continue to experience significant volatility. We also do not currently anticipate paying dividends in the foreseeable future.

●	We have identified a material weakness in our internal control over financial reporting (ICFR). If we fail to remediate this weakness and establish effective controls, our business, operating results, and the market price of our shares could be materially adversely affected.

●	Compliance with the regulatory requirements applicable to U.S. domestic issuers is expected to require considerable time, cost, and resources.

●	We do not currently intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

●	Failure to comply with covenants in our debt agreements could result in default, acceleration of repayment obligations, or loss of collateral, which could materially adversely affect our business and operations.

●	We may be required to record write-downs, impairments, restructurings, or other charges, any of which could materially and negatively impact our financial condition, operating results, and share value.

Risks Relating to Our Business

There is substantial doubt about our ability to continue as a going concern and to achieve or sustain profitability.

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

These uncertainties cause substantial doubt about the Company’s ability to continue as a going concern for 12 months from issuance of the financial statements included in this Form 10-K. In their report on our financial statements included in this Form 10-K, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We may require significant additional financing within the next 12 months to fund operations and develop our recycling, extraction, and refining facilities, but there is no assurance such capital will be available on acceptable terms, or at all, which could jeopardize our business plan and continued operations.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. We may need to raise capital over the next 12 months to satisfy such requirements, the receipt of which cannot be assured. We may also require capital in order to fully develop our recycling, extraction and refining operations. We intend to seek additional funds through various financing sources, including the private sale of our equity and debt securities, potential joint ventures with capital partners, grants, government loans, and project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

We may face challenges in executing our growth strategy and effectively managing any expansion. Strategic transactions we pursue could be disruptive, result in shareholder dilution, or otherwise negatively impact our operations.

We are engaged in the business of lithium-ion battery recycling through proprietary recycling technology. While lithium-ion battery recycling is an established business, most existing processes rely on bulk high-temperature processes or bulk shredding techniques. In contrast, we have developed a highly strategic recycling processing train that avoids these non-selective treatments of the full battery. Having commenced commercial operations, we are continuing to ramp up and expand production capacity within our current facility. The uniqueness of our process presents potential risks associated with scaling an unproven business model, and there can be no assurance that as we advance large-scale manufacturing and operations, we will not encounter unexpected costs or hurdles that could restrict our intended scale or negatively impact projected gross profit margins.

The Company is in the process of exploring and developing a mineral resource near Tonopah, Nevada, with the intent of progressing the project to mining and processing activities. The Company has no prior history of completing the development of a mining project or conducting mining operations. If found to be economically feasible, the future development of mineral resources will require the construction and operation of a mine, processing plant and related infrastructure. While certain members of management have mining development and operational experience, the Company does not have any such experience as a collective organization. As a result of these factors, the Company’s future success is more uncertain than if it had a proven operating history.

If the Tonopah Flats project advances, the Company is and will continue to be subject to all risks inherent with establishing new mining operations including: the time and costs of construction of mining and processing facilities and related infrastructure; the availability and costs of skilled labor and mining equipment and supplies; the need to obtain necessary environmental and other governmental approvals, licenses and permits, and the timing of the receipt of those approvals, licenses and permits; the availability of funds to finance construction and development activities; potential opposition from non-governmental organizations, indigenous peoples, environmental groups or local groups which may delay or prevent development activities; and potential increases in construction and operating costs due to various factors, including changes in the costs of fuel, power, labor, contractors, materials, supplies and equipment.

It is common in new mining operations to experience unexpected costs, problems and delays during construction, commissioning and mine start-up, as well as delays in the early stages of mineral production.

Our ability to source, recover, and recycle lithium-ion battery materials in an economical and efficient manner may be limited, which could affect our ability to meet market demand.

The success of our lithium-ion battery recycling operations is fundamentally dependent on our ability to secure adequate quantities of spent lithium-ion batteries and other feedstock materials of sufficient quality and at economically viable prices. The availability of feedstock is subject to numerous factors beyond our control, including the growth rate of stationary energy storage batteries, electric vehicle adoption, battery replacement cycles, consumer and commercial battery disposal practices, competition from other recycling facilities, and the development of alternative disposal or reuse methods for spent batteries.

The quality and composition of feedstock can vary significantly depending on battery chemistry, age, usage patterns, and storage conditions prior to collection. Degraded, damaged, or contaminated feedstock may yield lower recovery rates of valuable materials, require additional processing steps, or result in higher operating costs, all of which could negatively impact our profitability. Additionally, the presence of foreign materials, different battery chemistries than expected, or hazardous contaminants in feedstock could disrupt our operations, require costly remediation, or pose safety and environmental risks.

The feedstock market is still developing, and pricing mechanisms and supply contracts are not yet standardized across the industry. We may face increasing competition for feedstock from other recycling facilities, battery manufacturers seeking to secure their own supply chains, and international buyers, potentially driving up feedstock costs. Furthermore, changes in battery technology, such as the development of longer-lasting batteries or alternative battery chemistries, could reduce the availability of feedstock or alter the economics of our recycling processes. If we are unable to secure adequate quantities of suitable feedstock at economically viable prices, our recycling operations may operate below capacity or become unprofitable, which could materially adversely affect our business and financial results.

If we are unable to continue to operate our recycling facility and improve efficiency, our business could be materially harmed. Our operations depend on the continued performance and availability of our recycling facilities, as well as on securing sufficient feedstock.

Our future business depends in large part on its ability to economically and efficiently source, recycle, and recover lithium-ion battery materials (including end-of-life batteries, manufacturing scrap, and third-party black mass) and to meet the growing market demand for an environmentally sustainable, closed-loop recycling solution. Although we have commenced operations at our McCarran, Nevada facility, we will need to continue to operate this facility and improve efficiencies.

While we have developed and begun to implement our proprietary recycling process at our McCarran location, we have not yet operated at full commercial scale to consistently produce and sell battery-grade materials. It is uncertain whether we will be able to develop and sustain efficient, automated, low-cost recycling capabilities and processes, or secure sufficient reliable sources of feedstock, in a manner that allows it to meet production standards, volumes, and costs necessary to achieve its business objectives. Even if we are successful in expanding production, we may not be able to do so without delays, cost overruns, or supply chain challenges, some of which may be outside of our control.

Our ability to manage costs over time may be limited in the near term by fixed expenses associated with facility operations, while long-term cost reductions will require ongoing investment to support growth and process improvements. Any failure to scale operations and achieve production and cost targets within projected timelines could have a material adverse effect on our business, results of operations, and financial condition.

Our ability to achieve and sustain profitability depends heavily on volatile global metal product prices—driven by global economic, political, and market factors as well as product quality and customer specifications—and unfavorable pricing could reduce revenues, hinder customer demand, and negatively impact our business value and share price.

The ability to reach and sustain profitable operations on the recycling and extraction projects, if and to the extent the projects are developed and enter full commercial operation, will be significantly affected by changes in the market price of global metal products. The market price of these products fluctuates widely and is affected by numerous factors beyond the Company’s control, including world supply and demand, pricing characteristics for alternate energy sources such as oil and gas, government policy and laws, interest rates, the rate of inflation and the stability of currency exchange rates, and other geopolitical and global economic factors. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. Furthermore, the price of lithium products is significantly affected by their purity and performance, and by the specifications of end-user battery manufacturers. If the products produced from the Company’s projects do not meet battery-grade quality and/or do not meet customer specifications, pricing will be reduced from that expected for battery-grade product. In turn, the company may lose or fail to attract customers. The Company may not be able to effectively mitigate pricing risks for its products. Depressed pricing for the Company’s products will affect the level of revenues expected to be generated by the Company, which in turn could affect the value of the Company, its share price and the potential value of its properties.

Safety concerns in handling lithium-ion batteries, changes in battery chemistry or technology, slower-than-expected adoption of electric vehicles or stationary energy storage batteries, or reduced government support for clean energy could all negatively impact our revenues and operating results.

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

Our operations are subject to development and execution risks, as well as potential limitations in obtaining applicable permits and obtaining or maintaining insurance coverage.

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

Declines in demand, volatility in benchmark metal prices, or shifts in the quantity and composition of lithium-ion battery feedstock available to us could materially affect our costs, revenues, and results of operations.

The Company is exposed to commodity price movements for the inventory it holds and the products it plans to produce. Commodity price risk management activities are currently limited to monitoring market prices. The Company’s future revenues, if any, are sensitive to the market prices of the metals contained in its planned products.

The Company’s projects are highly dependent on the demand for and uses of lithium-based end products. This includes lithium-ion batteries for electric vehicles, stationary energy storage systems, and other large format batteries that currently have limited market share and whose projected adoption rates are not assured. To the extent that such markets do not develop in the manner contemplated by the Company, then the long-term growth in the market for lithium products will be adversely affected. This would inhibit the potential for development of the projects, their potential commercial viability and would otherwise have a negative effect on the business and financial condition of the Company. In addition, as a commodity, lithium market demand is subject to the substitution effect in which end-users adopt an alternate commodity as a response to supply constraints or increases in market pricing. These circumstances could limit the quantity of customers and prices paid for our products. To the extent that these factors arise in the market for lithium, it could have a negative impact on overall prospects for growth of the lithium market and pricing, which in turn could have a negative effect on the Company and its projects.

We depend on the skills and experience of our senior management team and key employees. The loss of any such personnel could have a material adverse effect on our business.

The Company is concurrently overseeing the advancement of our major battery material projects. Working to advance these projects requires the dedication of considerable time and resources by the Company and its management team. The advancement of the projects concurrently brings with it the associated risk of strains on managerial, human and other resources. The Company’s ability to successfully manage each of these processes will depend on a number of factors, including its ability to manage competing demands on time and other resources, financial or otherwise, and successfully retain personnel and recruit new personnel to support its growth and the advancement of its projects.

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

Additionally, the Company has not purchased any “key-man” insurance for any of its directors, officers, or key employees and currently has no plans to do so.

We may be exposed to litigation, foreclosure, or regulatory actions, any of which could adversely affect our financial condition and results.

The Company may be subject to a variety of regulatory requirements, and resulting investigations, claims, lawsuits and other proceedings in the ordinary course of its business, as a result of its status as a publicly traded company and because of its mining exploration and development business. Litigation related to environmental and climate change-related matters, the Company’s environmental practices, the environmental benefits of the Company’s products or services, ESG disclosure, and securities class actions arising from share price volatility is also on the rise. The occurrence and outcome of any legal proceedings cannot be predicted with any reasonable degree of certainty due to the inherently uncertain nature of litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. Defense and settlement costs of legal claims can be substantial, even with respect to claims that are determined to have little or no merit.

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

Geopolitical competition over critical minerals and government policies aimed at securing domestic supply chains may restrict our ability to access certain markets, partners, or suppliers, which could increase costs and limit growth opportunities.

Lithium has become central to national security strategies focused on energy independence and technological competitiveness, particularly in the context of electric vehicle adoption and renewable energy storage. The ongoing strategic competition between the United States, China, and other major powers has resulted in increased scrutiny of critical mineral supply chains, with governments implementing policies to reduce dependence on foreign sources and secure domestic supply chains. This competition may limit our ability to engage in business relationships with companies from certain countries, access international markets, or utilize the most cost-effective suppliers and partners regardless of their geographic location.

Changes in international trade policies, tariffs, or trade disputes—particularly involving major lithium-producing countries—could disrupt supply chains, increase costs, or limit market access, materially impacting our operations and profitability.

The Company’s operations and profitability may be significantly impacted by changes in international trade policies, tariffs, and trade disputes. As a lithium recycling and mining company, we may be subject to tariffs on imported equipment, raw materials, or components necessary for our operations. Additionally, retaliatory tariffs imposed by other countries could affect demand for our products or increase costs of doing business internationally. Changes in trade relationships, particularly between the U.S. and major lithium-producing countries like China, could disrupt supply chains, increase operational costs, or limit market access. The Company has limited ability to mitigate these risks, and significant changes in trade policy could materially adversely affect our business, financial condition, and results of operations.

Changes in government policies or funding priorities for critical minerals could reduce or eliminate incentives, grants, or programs we rely on, adversely affecting our operations and growth.

Government policies regarding critical minerals are subject to frequent changes based on national security priorities, supply chain assessments, and political considerations. Changes to critical minerals lists, or government funding priorities related to commercial facilities for the mining or manufacturing of critical minerals, could affect our eligibility for government incentives, grants, or preferential treatment in government procurement. The termination of existing grants or the modifications of programs such as the Defense Production Act, the Infrastructure Investment and Jobs Act, or the Inflation Reduction Act could impact available funding, tax incentives, or regulatory streamlining that we currently benefit from or expect to benefit from in the future. Additionally, changes in government priorities or budget constraints could further result in the elimination or reduction of programs that support domestic critical mineral production and processing.

Export controls or trade restrictions on lithium, equipment, or technology could limit our market access, sourcing options, or partnerships, and create compliance conflicts across jurisdictions.

Governments may impose export controls, licensing requirements, or outright bans on the export of lithium and related materials, processing equipment, or technology. Such restrictions could limit our access to international markets for our products, prevent us from sourcing equipment or materials from certain countries, or restrict our ability to engage in technology transfer or joint ventures with foreign partners. The extraterritorial application of export controls by various countries could also create compliance conflicts where adherence to one country’s export control regime violates another’s requirements.

Mineral Resources and Reserves are estimates subject to inherent uncertainties, including geological, engineering, and economic assumptions; actual tonnage, grades, recoveries, or costs may differ materially, which could adversely affect the Company’s operations and financial results.

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

There is no assurance that economically recoverable mineral reserves exist on our properties, and even if reserves are identified, exploration and development risks could prevent their extraction or the generation of revenue, adversely affecting our business and operations.

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

Evolving federal and state regulations on battery recycling and extended producer responsibility may create new compliance obligations, increase operating costs, or affect the economics of our recycling operations.

The regulatory landscape governing battery recycling and extended producer responsibility (EPR) is rapidly evolving at both federal and state levels. Many states are considering or have implemented EPR programs that require battery manufacturers to take responsibility for the end-of-life management of their products, including collection, recycling, and proper disposal. While such regulations could increase the availability of feedstock for our recycling operations, they may also impose new compliance obligations, reporting requirements, and operational standards on recycling facilities. Changes to battery transportation regulations, hazardous waste classifications, or recycling performance standards could require costly modifications to our operations or result in penalties for non-compliance. Additionally, regulations mandating specific recycling rates, recovery efficiencies, or product quality standards could affect the economics of our recycling operations.

Changes in income tax rates or laws, or disputes with tax authorities, could materially affect our results of operations and financial condition.

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

If we fail to adequately protect our intellectual property, or if third parties assert claims of infringement against us, we could face significant costs, potential damages, and restrictions on our ability to use certain technologies.

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

Despite mitigation measures, increasing cybersecurity threats and potential attacks could compromise our systems, disrupt operations, expose sensitive data, and materially and adversely impact the Company’s business.

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

Risks Relating to Ownership of Our Securities

We may issue additional equity securities in the future without seeking shareholder approval. Any such issuance could dilute existing ownership and potentially place downward pressure on the market price of our common shares. In addition, the interests of our directors and executive officers may not always align with those of other shareholders.

We may issue additional common shares or other equity securities in the future in connection with capital raises, acquisitions, repayment of indebtedness, or grants under the Company’s 2021 Retention Plan (“the Retention Plan”), in many cases without shareholder approval. We are actively exploring financing options and strategic alternatives, and any fundraising through equity or convertible debt could result in significant dilution to existing shareholders. In addition, newly issued securities may have rights, preferences, or privileges senior to those of our common shares.

Pursuant to the terms of the Purchase Agreement and Notes, we may issue common shares upon conversion, redemption, or exercise of related provisions. We may also issue common shares upon the exercise of outstanding warrants.

The issuance of additional equity securities could:

●	decrease our existing shareholders’ ownership percentage;

●	reduce the amount of cash available per share, including for potential future dividends;

●	diminish the relative voting strength of previously outstanding shares; and

●	negatively affect the market price of our common shares.

Our common shares have experienced, and may continue to experience significant volatility. We also do not currently anticipate paying dividends in the foreseeable future

The market price of the stock of a publicly traded company is affected by a number of variables, many of which are outside the Company’s control. Such factors include: the general condition of markets for resource stocks, and particularly for stocks of lithium exploration and development companies and other battery-metals stocks; the general strength of the economy; the availability and attractiveness of alternative investments; analysts’ recommendations and their estimates of financial performance; investor perception and reactions to disclosures made by the Company, and by the Company’s competitors; future securities sales; reputational risks of the Company; and the breadth of the public markets for the stock. Investors could suffer significant losses if the Company’s common stock is depressed or illiquid when an investor seeks liquidity.

We have identified a material weakness in our internal control over financial reporting (ICFR). If we fail to remediate this weakness and establish effective controls, our business, operating results, and the market price of our shares could be materially adversely affected.

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

Compliance with the regulatory requirements applicable to U.S. domestic issuers is expected to require considerable time, cost, and resources.

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

We do not currently intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

The Company has not paid dividends on its Common Shares since incorporation. The Company anticipates that it will retain its earnings and other cash resources for future operations and the ongoing development of its business. As such, the Company does not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of the Board, which will take into account many factors including the Company’s operating results, financial condition and anticipated cash needs.

Failure to comply with covenants in our debt agreements could result in default, acceleration of repayment obligations, or loss of collateral, which could materially adversely affect our business and operations.

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

We may be required to record write-downs, impairments, restructurings, or other charges, any of which could materially and negatively impact our financial condition, operating results, and share value.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, including potential unauthorized occurrences on or through both, our physical systems and electronic information systems, that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process and store as part of our business, including on behalf of third parties. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

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

Governance

We have a unified and centrally-coordinated team, led by our Chief Operating Officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across the Company. In addition, we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying and managing cybersecurity risks.

Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our risk assessments that are reviewed by the board of directors.

The board of directors oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations and related risks. They also oversee the response to any significant cybersecurity incidents. Our Chief Operating Officer who has extensive cybersecurity knowledge and skills, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at the Company and reports directly to the Chief Executive Officer.

For additional information regarding risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Item 2. Properties

The Company is engaged in the operation of a recycling plant to recycle end-of-life lithium-ion batteries and in the exploration of its lithium-bearing claystone unpatented mining claims. To do so, the Company owns or holds long-term leases on multiple properties, all located within the United States, along with leases on laboratory facilities that support our research and development functions. In addition, the Company holds rights to certain assets, which facilitate the effective use of our properties. We believe that all of our properties and facilities are well maintained, effectively used, and are adequate to operate our business. Information regarding significant properties operated by us is outlined below.

Corporate Headquarters

The Company currently leases executive offices located at 100 Washington Street, Suite 100 in Reno, Nevada, USA. The office space consists of approximately 5,831 square feet and the lease expires November 30, 2027.

Recycling Operations

McCarran, Nevada

The Company closed on the purchase of the recycling facility in August 2023. This facility is in the Tahoe-Reno Industrial Center, located at 2500 Peru Drive, McCarran, Nevada, and was previously utilized for the recycling of lead-acid batteries, and was already equipped with much of the infrastructure and utility equipment necessary to implement the Company’s recycling processes, including the electrical distribution, HVAC, compressed air, water treatment, material handling, analytical quality control, and operational control rooms.

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

As the Company ramps up operations of its integrated recycling processes, the facility will be commissioned in phases. In the first phase, which was commissioned in the fourth quarter of fiscal 2024, battery materials are recycled into products including copper, aluminum, steel, a lithium intermediate, and a black mass intermediate material. In the second phase, this lithium intermediate will be further refined into a battery grade lithium hydroxide product, and the black mass intermediate material will be further refined into battery grade nickel, cobalt, manganese, and lithium hydroxide products.

Fernley, Nevada

On August 14, 2020, the Company purchased approximately 12.44 acres of undeveloped industrial land in Fernley, Nevada in a Qualified Opportunity Zone (QOZ). The Company began construction of a recycling facility before prioritizing the new location in McCarran, Nevada. During the quarter ended June 30, 2024, Management and the Board of Directors approved a plan to sell the Fernley facility, and the Company has classified the facility and land as held for sale. See Note 7 of the consolidated financial statements for further details.

Feedstock Storage – Fernley, Nevada

On July 23, 2021, the Company purchased 11.55 acres of industrial-zoned land in Fernley, Nevada. The Company intended to construct a supplemental storage facility for recycled battery feedstock on this site. The City of Fernley has approved the City Use Permit for the site. During the quarter ended June 30, 2024, Management and the Board of Directors approved a plan to sell the land, and the Company classified the land as held for sale. As of June 30, 2025, the land was no longer actively marketed for sale and was therefore reclassified back to property, plant, and equipment. See Note 7 of the consolidated financial statements for further details.

Land for Supplemental Storage – McCarran, Nevada

On June 28, 2021, the Company purchased approximately 13.87 acres of industrial-zoned land in McCarran, Nevada. The Company intends to construct a supplemental storage facility to store feedstock on this site.

Water Rights (held for sale)

To date, the Company has purchased water rights in the City of Fernley, Nevada for $3.8 million. The Company allocated approximately $0.1 million of water rights to the Company’s Fernley plant, which is now classified as held-for-sale. During the quarter ended March 31, 2025, Management and the Board of Directors approved a plan to sell the water rights, and the Company has classified them as held for sale. See Note 7 of the consolidated financial statements for further details.

Laboratory Facilities

To support the development of both its lithium-ion battery recycling and battery metal extraction technologies, the Company operates out of two laboratory facilities: The Center for Applied Research at the University of Nevada, Reno in Reno, Nevada and Greentown Labs in Somerville, Massachusetts. The Company has developed long-standing partnerships with the operators of these facilities, and all leases are in good standing.

Nevada Center for Applied Research - Reno, Nevada

The Company leases laboratory and office space from the University of Nevada, Reno. As of June 30, 2025, the Company occupies 4,893 square feet. All laboratories and offices are housed within the Nevada Center for Applied Research (NCAR). The laboratory space is used to advance the Company’s in-house, first-of-kind developed battery metals extraction technologies for both the recycling of spent batteries and for the manufacturing of primary battery metals from domestic-based resources.

Greentown Labs - Somerville, Massachusetts

The Company is a member of and occupies space in Greentown Labs, which is the largest clean technology incubator in North America. The Company has access to both desk and lab space at the facility. The Company was afforded this opportunity by winning the Greentown Labs Circularity Challenge, an accelerator program for start-ups developed in partnership with BASF, one of the world’s leading chemical companies.

Tonopah Flats Lithium Project (“TFLP”)

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

In addition to signing the exploration agreement mentioned above, the Company also staked additional claims in the region surrounding the claims included in the agreement. In total, the Company holds approximately 10,680 acres in the region that it intends to explore for economic lithium deposits.

The Company began surface sampling of these claims in the summer of 2021, and subsequently performed additional subsurface drilling programs at depths of up to 1,430 feet totaling over 12,000 feet of exploration covering approximately 65% of its claims. The results of these initial successful exploration programs led to the development and publication in February 2023 of a third-party Qualified Person (“QP”) audited Inferred Resource Report in compliance with Item 1300 of Regulation S-K (SK-1300) promulgated by the SEC. Based on the results, the Company disclosed its intention to continue the exploration of the deposit.

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

On April 24, 2024, the Company announced the completion of the “Amended Resource Estimate and Initial Assessment with Project Economics for the Tonopah Flats Lithium Project, Esmeralda and Nye Counties, Nevada, USA” (“Amended IA”) and the publication of the S-K 1300 Technical Report Summary (“TRS”) disclosing mineral resources, including an initial economic assessment, for the Tonopah Flats Lithium Project. The TRS was completed by RESPEC Company LLC (“RESPEC”), a qualified person, in compliance with SK-1300 and with an effective date of April 5, 2024.

ABTC 2025 Exploration and Geotechnical Drilling

The 2025 drill program was initiated to further inform the Mine Plan of Operations and provide geotechnical data for pit slope stability and waste rock storage facilities. Drillholes TF25-GT1 through TF25-GT8 were drilled by True North Drilling (“True North”) of San Tan Valley, Arizona between January 2025 and February 2025. Total footage for this program was 2,056.5 meters in eight holes. Additionally, shallow sonic drilling was done on six sites to provide geotechnical data on the alluvial gravels. A map of the sonic drillholes is shown below.

The holes were advanced utilizing a Torque Drill TD9000D track-mounted rig by conventional wireline core drilling methods using 3 m, HQ diameter equipment. Water was injected continuously during drilling. Each drillhole collar location was recorded with a survey grade GPS RTK unit accurate to 1 cm. Holes were drilled at angles ranging from –80 to -60 degrees and ranged from 233 to 300 m in depth. Various downhole surveys were collected during this program. A map of the eight drillholes is shown below.

True North recovered core on 3 meter runs unless broken ground or difficult drilling conditions made shorter runs necessary. The drillers stored all recovered core in wax-coated core boxes. The drillers recorded drill-run lengths and recoveries on wooden blocks placed between runs in the core boxes. Redrilled or reamed core was identified by the drillers and that information relayed to the onsite geologists.

Core boxes were transported daily by the drillers or ABTC staff to the secure core logging facility in Tonopah. ABTC geologists logged the core, recording core recovery, rock quality designation, lithology, rock alteration, veining, and geological structures. The core was also logged by Barr Engineering Co. engineers for geotechnical analysis and select samples taken for laboratory analysis, and after logging but before splitting, geologists or technicians sprayed the whole core with water and photographed it.

ABTC geologists or technicians saw-split the drill core at a workstation at the core logging facility. One half-core was retained for reference. The other half-core was bagged and labeled for analysis and was prepared for transport to the laboratory.

ABTC 2025 Drilling Program

Phase of Drilling	Core Holes	Sonic Holes	Meters
January 19 – February 16, 2025	8		2,056.5
April 30 – May 3, 2025		6	86.6

The results of the drilling will be incorporated into the Company’s upcoming SK-1300 compliant preliminary feasibility study (“PFS”) expected within first quarter of fiscal year 2026.

Geology, Infrastructure, and Permitting

Property Area and Claim Type

The area where Tonopah Flats Lithium Project is located is known for its unique sedimentary claystone resources. The Tonopah Flats property consists of 517 unpatented Federal lode mining claims covering approximately 10,680 acres and is centered at 38.1099° North Latitude and 117.3479° West Longitude. The Company owns 100% of the claims comprising the Tonopah Flats property. Ownership of the unpatented mining lode claims is in the name of the holder (locator), subject to the paramount title of the United States of America. Under the Mining Law of 1872, the locator has the right to explore, develop, and mine minerals on unpatented mining lode claims without payments of production royalties to the U.S. government. The 517 unpatented lode claims include rights to all locatable subsurface minerals.

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

Mineral Resource Estimate

The mineral resources for Tonopah Flats described and tabulated in our Amended IA report (full copy provided here: https://americanbatterytechnology.com/projects/tonopah-flats) are classified as Measured, Indicated, and Inferred in accordance with the SK-1300 and were estimated to reflect potential open-pit extraction. These resources were constrained with an optimization and cutoff grade satisfactory to meet the requirement of reasonable prospects for economic extraction. The pit shells created using these optimization parameters were further constrained to limit the project resources to a grade of 300ppm within claystone only, which was done as a conservative measure to avoid extremely low cutoff grades despite economics. It should be noted that without the grade constraint, the resulting pit shell using these parameters would be larger than has been used for the resources reported herein.

Tonopah Flats – Summary of Lithium Mineral

Resources at the End of the

Fiscal Year Ended June 30, 2025 Based on Price

Classification	Total	Amount kTons LI	LHM	Grades/ qualities	Cut-off grades	Metallurgical recovery
Measured mineral resources	721,000	510	3,060	702 ppm Li	300 ppm Li	65.7% for Li
Indicated mineral resources	2,439,000	1,380	8,340	565 ppm Li	300 ppm Li	65.7% for Li
Measured and Indicated mineral resources	3,160,000	1,890	11,400	596 ppm Li	300 ppm Li	65.7% for Li
Inferred mineral resources	2,931,000	1,610	9,750	550 ppm Li	300 ppm Li	65.7% for Li

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

f) Mineral resources that are not mineral reserves do not have demonstrated economic viability. Reported information assumes lithium hydroxide monohydrate price of $40,000/ton, metallurgical recoveries of 65.7% for Li, mining costs of $2.45/ton mined, processing costs of $11.62/ton processed, minimum grade of 300 ppm lithium within claystone, and general and administrative costs of $0.38/ton processed, and a 33,000-ton per day processing rate.

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

Capital and Operating Costs

Mining capital and operating costs were estimated by RESPEC. Process capital and process operating costs were estimated by the Company and Woods Process Services, LLC. The project capital estimate includes a total of $785.4 million in initial (years 1 through 3) capital, and $258.8 million in sustaining capital throughout the mine life, based on an owner mining fleet of equipment. This totals $1.04 billion for the 50-year mine life. Capital and operating costs have an accuracy of plus or minus 50%.

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

Mineral Rights and Annual Property Holding Costs

Ownership of the unpatented mining lode claims is in the name of the holder (locator), subject to the paramount title of the United States of America, under the administration of the U.S. Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining lode claims on federal lands, the locator has the right to explore, develop, and mine minerals on unpatented mining lode claims without payments of production royalties to the U.S. government, and subject to the surface management regulation of the BLM. The 517 unpatented lode claims include rights to all locatable subsurface minerals. Currently, annual claim-maintenance fees of $200 per claim are the only Federal payments related to unpatented mining lode claims. The annual property holding costs, including claim fees and county recording fees total $109,604 which include Annual Federal Claim Fees of $103,400 and Annual County Recording Fees for Notice of Intent to Hold of $6,204. Surface rights sufficient to explore, develop, and mine on the unpatented mining lode claims are inherent to the claims as long as the claims are maintained in good standing. The surface rights are subject to all applicable state and federal environmental regulations.

Significant Encumbrances and Permitting

The Tonopah Flats property is owned 100% by the Company with no significant encumbrances or agreements such as leases, options, or purchase payments known and there are no royalties associated with the property. Tonopah Flats is an exploration stage property and is currently operated as a mid-stage project with studies advancing for mineral resources, metallurgy and processing, engineering and economics, and environmental permitting. Key BLM permits and bonding for these activities are in place and include:

●	BLM Notice of Operations NVN-100850
●	The reclamation bonds associated with the above activities are:

○	Exploration Bond #4969389 current obligation - $59,646

The BLM Nevada State Office currently holds BLM cash bond number 4969389 with the Company as principal, in the amount of $59,646. The bond provides surface reclamation coverage for operations conducted by the Company at the Tonopah Flats property. The total projected surface disturbance for the exploration permits as of June 30, 2025 is approximately 4.98 acres. The Company is currently in compliance with all issued permits.

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

Item 3. Legal Proceedings

We may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. We regularly review legal proceedings and record provisions for claims considered probable of loss and when such loss is reasonably estimable. The resolution of these pending routine proceedings is not expected to have a material effect on our operations or consolidated financial statements; however, we cannot predict the final disposition of such proceedings. To the extent that previously disclosed, pending proceedings are no longer described herein, such pending proceedings are no longer regarded as material.

Item 4. Mine Safety Disclosures

Our company is engaged in exploration activities  that currently do not require a Mine Safety and Health Administration ID. We employ Best Management Practices in regard to our employee and contractor’s safety

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on The Nasdaq Capital Market under the trading symbol “ABAT”.

Holders

As of September 15, 2025, we had approximately 124 shareholders of record, including our directors and officers.

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

Overview

American Battery Technology Company (the “Company”) is a growth-stage company in the lithium–ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its exploration of new domestic-United States primary resources of battery metals, development and commercialization of new technologies for the extraction of these battery metals from primary resources, and commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

To implement this business strategy, the Company has constructed its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The Company’s revenue increased from $0.3 million in fiscal 2024 to $4.3 million in fiscal 2025. The ramp-up and operation of this facility remain a top priority, and the Company has significantly expanded resources to support its execution. These efforts included hiring additional technical staff, expanding laboratory facilities, and purchasing equipment. As a result, the Company generated its first revenue in the fourth quarter of fiscal 2024 and achieved continued growth in production volumes and revenues throughout fiscal 2025. The Company has been awarded a competitively bid grant from the U.S. Advanced Battery Consortium to support a $2 million project to accelerate the development and demonstration of the technologies within this integrated lithium–ion battery recycling facility. The Company has also been awarded an additional grant from the U.S. Department of Energy (“DOE”) to support a $20 million project under the Bipartisan Infrastructure Law to validate, test, and deploy three next-generation disruptive advanced separation and processing recycling technologies.

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

The Company has completed the construction and commissioning of its lithium hydroxide (LiOH) pilot plant, marking a significant milestone in the commercialization of its internally-developed processes to access an unrealized domestic primary lithium resource. The construction and commissioning of this pilot plant enables the Company to demonstrate its technologies for accessing the lithium housed in its unconventional resource, Tonopah Flats Lithium Project (“TFLP”), in an integrated and continuous system, and to generate large amounts of battery grade lithium hydroxide for delivery to customers for qualifications and evaluation.

The TFLP is one of the largest identified lithium resources in the United States, and while initial pit designs and economic analyses in previous assessments evaluated the full resource, an updated Initial Assessment utilizes a commercialization pathway with a more rigorous mine plan that contemplates utilization of only Measured and Indicated Mineral Resources, and excludes Inferred Mineral Resources, to supply the planned commercial-scale lithium hydroxide monohydrate (“LHM”) refinery. This commercialization pathway allows for an engineered phased development, with improved access to the higher quality portions of the resource, and improved project economics.

On March 28, 2024, the Company was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (the “48C program”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at the Company’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) near Reno, Nevada. As of June 30, 2025, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, the Company has been selected for an additional $40.5 million tax credit through the 48C program to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. As with the Company’s initial $19.5 million tax credit under the 48C program supporting the construction and buildout of its battery recycling facility in Nevada, this additional award was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. As of June 30, 2025, the Company has not incurred any qualifying expenditures towards this tax credit.

Fiscal Fourth Quarter 2025 Financial Highlights :

●	Revenue increased to $2.8 million in fourth quarter fiscal year 2025, compared to $1.0 million in third quarter fiscal year 2025, nearly tripling and reflecting a significant ramp-up of battery recycling facility operations.
●	Total cost of goods sold was $5.3 million for fiscal fourth quarter fiscal year 2025, compared to $3.7 million in third quarter fiscal year 2025. The fiscal fourth quarter fiscal year 2025 cost of goods sold included non-cash items of depreciation of $1.0 million and stock-based compensation of $0.2 million. Excluding these non-cash items, fiscal fourth quarter fiscal year 2025 cash cost of goods sold (a non-GAAP measure) was $3.9 million.

A reconciliation of fiscal fourth quarter 2025 GAAP to non-GAAP cost of goods sold

Description	Amount ($M)
GAAP Cost of Goods Sold	5.1
Less: Depreciation Expense	(1.0)
Less: Stock-Based Compensation	(0.2)
Non-GAAP Cash Cost of Goods Sold	3.9

●	Government grant reimbursement was $1.4 million for fourth quarter fiscal year 2025, compared to $2.3 million in third quarter fiscal year 2025. Out of the $1.4 million in grant funding for fourth quarter fiscal year 2025, nil was recorded as an offset to fixed assets, as reimbursements related to equipment purchases, and $1.4 million was recorded as an offset to research and development costs within the consolidated statement of operations.
●	ABTC conducted additional drill programs at its Tonopah Flats Lithium Project in order to further expand and define the deposit, collect data for detailed design of the mining pit shell, and continue to advance the development of the lithium mining and refining project.
●	ABTC continued to scale and operate its multi-tonne per day integrated pilot facility to demonstrate the performance of its internally-developed technologies for the manufacturing of battery grade lithium hydroxide from its Tonopah Flats claystone material.
●	On April 23, 2025, ABTC received a Letter of Interest from the US Export-Import Bank for up to $900 million in low-interest debt financing to support the construction of the Tonopah Flats Lithium Project.

Fiscal Year 2025 Financial Highlights:

●	Revenue increased to $4.3 million in fiscal year 2025, up from $0.3 million in fiscal year 2024, reflecting the ramp-up of facility operations and higher production volumes.
●	Total cost of goods sold was $14.9 million for the fiscal year ended June 30, 2025, compared to $3.3 million in fiscal year ended 2024. The fiscal year ended 2025 cost of goods sold included non-cash items of depreciation of $3.6 million and stock-based compensation of $0.8 million. Excluding these non-cash items, fiscal year ended 2025 cash cost of goods sold (a non-GAAP measure) was $10.5 million.

A reconciliation of fiscal year ended 2025 GAAP to non-GAAP cost of goods sold

Description	Amount ($M)
GAAP Cost of Goods Sold	14.9
Less: Depreciation Expense	(3.6)
Less: Stock-Based Compensation	(0.8)
Non-GAAP Cash Cost of Goods Sold	10.5

●	The Company was selected for, and successfully contracted, a grant from the US DOE for $150 million to support the construction of an additional battery recycling facility.
●	The Company successfully completed all contractual requirements of its $2.3 million grant from the US DOE, including the construction and operation of its multi-tonne per day integrated pilot facility for the demonstration of its internally-developed technologies for the manufacturing of battery grade lithium from its Nevada-based claystone resource.
●	The Company and its partners successfully completed all contractual requirements of its $0.5 million grant award from the US Advanced Battery Consortium, which is comprised of the US DOE, General Motors, Ford Motor Company, and Stellantis NV, including the recycling of commercial quantities of batteries, the purification and manufacturing of battery grade precursors, the manufacturing of high energy density cathode active material, and the manufacturing and testing of approximately 100 automotive scale multi-layer pouch cell batteries.
●	Government grant reimbursement was $5.7 million for the fiscal year ended June 30, 2025, compared to $3.3 million during the same period of the prior year. Out of the $5.7 million in grant funding for the fiscal year ended June 30, 2025, $0.6 million was recorded as an offset to fixed assets, as reimbursements related to equipment purchases, and $5.1 million was recorded as an offset to research and development costs within the consolidated statement of operations.
●

As of June 30, 2025, the Company had total cash on hand of $12.5 million of which $7.5 million was available and $5.0 million was restricted. Subsequent to year-end, on July 29, 2025, the restrictions were lifted, and the funds became available for general use. As the restriction was still in place as of the balance sheet date, the cash remains classified as restricted.

●	The Company was able to leverage its June 27, 2025 inclusion in the Russell 2000 index to raise capital, along with receiving proceeds from warrant exercises, and benefiting from convertible note conversions and the release of restricted cash subsequent to June 30, 2025. As a result, following the fiscal year ended, the Company’s net cash position has improved to $25.4 million as of September 15, 2025.

Components of Statements of Operations

The following table sets forth the Company’s operating results for the periods indicated:

	Fiscal Year Ended June 30, 2025	Fiscal Year Ended June 30, 2024	$ Change	% Change
Revenue	$4,290,224	$343,500	$3,946,724	1,149%
Cost of goods sold	14,864,633	3,304,707	11,559,926	350
Gross loss	(10,574,409)	(2,961,207)	(7,613,202)	257
Operating expense
General and administrative	21,151,445	16,106,807	5,044,638	31
Research and development	8,470,161	14,325,681	(5,855,520)	(41)
Exploration	1,827,314	4,121,941	(2,294,627)	(56)
Impairment charge on held-for sale assets	-	10,254,037	(10,254,037)	(100)
Total operating expenses	31,448,920	44,808,466	(13,359,546)	(30)
Other income (expense)	(4.739.296)	(4,732,151)	(7,145)	(0)
Net loss	(46,762,625)	(52,501,824)	5,739,199	(11)

Revenue

During the fiscal years ended June 30, 2025 and 2024, our net sales were $4.3 million and $0.3 million, respectively. These sales are related to our black mass and metal byproducts resulting from recycling operations.

Cost of Goods Sold

Cost of goods sold during the fiscal years ended June 30, 2025 and 2024 were $14.9 million and $3.3 million, respectively, well above the value of the related revenue. The increase in cost of sales was primarily driven by higher headcount as the plant was commissioned and employees were hired to support expanded production capacity. In addition, cost of goods sold reflects depreciation expense associated with the recycling facility fixed assets, which commenced upon the facility’s in-service date. Costs also increased as the production process was finalized and stabilized during the period. We expect these costs to be reduced as a percentage of revenue as we scale our production and gain efficiencies in the process.

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

Operating Expenses

During the fiscal year ended June 30, 2025, the Company incurred $31.4 million of operating expenses compared to $44.8 million of operating expenses during the fiscal year ended June 30, 2024. The decrease is primarily due to the items described below:

General and administrative expenses consist of personnel, legal, finance, recruiting, business development, public relations, and general facility expenses. For the fiscal year ended June 30, 2025 and 2024, general and administrative expenses were $21.2 million and $16.1 million, respectively. The increase of $5.0 million is related to the following: an increase of $3.0 million in payroll, driven by the changes in employee activity, resulting in additional cost into general and administrative during fiscal year 2025 with a corresponding decrease to research and development cost; a $2.4 million increase in stock-based compensation based on the achievement of executive performance milestones; and property tax expense increased by $0.4 million due to the plant commissioning in fourth quarter of fiscal year 2024.

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the fiscal years ended June 30, 2025 and 2024 were $8.5 million and $14.3 million, respectively. The decrease is due to allocation of such costs to inventory and cost of goods sold as part of phase 1 recycling operations being commissioned in the fourth quarter of fiscal year 2024 and fiscal year 2025 seeing an increase in throughput of the plant. In addition, there was a decrease, for fiscal year ended 2025 as compared to the fiscal year ended 2024, due to higher grant reimbursements which are recorded as an offset to research and development expenses of $1.6 million.

Exploration costs consist primarily of personnel, drilling, assay, claim fees, office and warehouse costs, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $1.8 million for the fiscal year ended June 30, 2025, compared to $4.1 million during the prior year. The decrease reflects $1.5 million in lower payroll costs resulting from the transfer of employees from exploration to technical programs (research and development) and to general and administrative. In addition, exploration costs decreased by $0.9 million as the Company completed its drilling program and shifted focus to producing and publishing the PFS.

An impairment loss of $10.2 million on assets held-for-sale was recorded in the fiscal year ended June 30, 2024, related to two parcels of land and a building at the Fernley, Nevada location, comprising 12.44 acres and 11.55 acres, that the Company decided to sell. As of June 30, 2024, these assets had a carrying value of $8.4 million. As of June 30, 2025, the 11.55 acres of land was no longer actively marketed for sale and was therefore reclassified back to property, plant, and equipment. As of June 30, 2025, the remaining land and building has a carrying value of $6.0 million, is included within assets held for sale on the consolidated balance sheet, and is subject to further impairment, if required, until the asset is sold. Additionally, as of March 31, 2025, the Company reclassified certain water rights with a carrying value of $3.8 million to assets held for sale in the consolidated balance sheet.

Other (Expense) Income

Other expense was $4.7 million in the fiscal year ended June 30, 2025 versus other expense of $4.7 million in the prior year. The noted changes for the current fiscal year as compared to the prior year are as follows: a change in fair value of the derivative liability of $1.0 million (see Note 13 of the consolidated financial statements for further detail), an increase due to recording a credit loss expense of $1.4 million related to a subscription receivable that was deemed uncollectible, consistent with the Company’s policy for expected credit losses, and a decrease in the amortization and accretion of financing costs during the fiscal year ended June 30, 2025 of $0.4 million.

Liquidity and Capital Resources

At June 30, 2025, the Company had cash of $12.5 million (of which $7.5 million was available and $5.0 million was restricted) and total assets of $84.5 million compared to available cash of $7.0 million and total assets of $77.7 million at June 30, 2024.

The Company had total current liabilities of $13.7 million at June 30, 2025, compared to $15.8 million at June 30, 2024. The decrease is related to the paydown of outstanding payables with the proceeds from the registered direct offerings and the issuance of the 2024 Notes.

As of June 30, 2025 and 2024 the Company had positive working capital of $10.9 million and $2.6 million, respectively. The positive working capital is related to the current classification of held-for-sale assets at June 30, 2025 and 2024 of $9.8 million and $8.4 million, respectively. Absent this classification, we would still maintain a positive working capital of $1.1 million at June 30, 2025 and have a $5.8 million working capital deficiency at June 30, 2024. The working capital deficiency in the prior year is largely attributed to the current classification of the 2024 Notes, as well as acquisitions of property and equipment and cash used in operating activities.

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

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock having an aggregate offering price of up to $50,000,000, subject to the terms and conditions of the Sales Agreement (the “ATM Program”). During the fiscal year ended 2025, the Company sold 14,097,636 common shares for total proceeds of $18.6 million.

The going concern assessment excludes the ATM Program, which could provide a source of liquidity.

Based on our current operating plan, unless we generate income from the operations of our facilities and receipt of cash from United States government grant awards, or raise additional capital (debt or equity), it is possible that we will be unable to maintain our financial covenants the agreement governing the 2024 Notes (the “Note Agreement”), which, if such violation is not waived, could result in an event of default, causing an acceleration of the outstanding balance. If we raise additional capital through public or private equity offerings, as opposed to debt issuances, the ownership interests of our existing stockholders may be diluted.

Cash Flows

For the fiscal years ended June 30:

	2025	2024
Cash Flows used in Operating Activities	$(28,921,158)	$(16,736,231)
Cash Flows used in Investing Activities	$(2,548,476)	$(12,969,219)
Cash Flows provided by Financing Activities	$36,942,152	$34,387,087
Net Increase in Cash During the Period	$5,472,518	$4,681,637

Cash from Operating Activities

During the fiscal year ended June 30, 2025, the Company used $28.9 million of cash for operating activities, compared to $16.7 million used during the fiscal year ended June 30, 2024. In both periods, the cash used has supported an increased scale of operations including increased employee headcount and personnel costs, increased production, and increased administrative costs.

Cash from Investing Activities

During the fiscal year ended June 30, 2025, the Company used cash in investing activities of $2.5 million for acquisition of property and equipment for its recycling facilities. This is in comparison to cash used in investing activities of $13.0 million for the fiscal year ended June 30, 2024. The decrease is due to the Company’s purchasing more equipment in the beginning stages of the recycling plant build-out in the prior year.

Cash from Financing Activities

During the fiscal year ended June 30, 2025, the Company had cash provided by financing activities of $36.9 million, compared to $34.4 million provided during the fiscal year ended June 30, 2024. The Company has relied on equity and debt financing to support its increased operating activities, the ramp up of the recycling plant, development of the lithium claystone pilot plant, and upgrades to the geological classification of its Tonopah Flats claims through additional studies and assessments.

The Company had proceeds from equity and debt financings of $45.7 million in the fiscal year ended June 30, 2025, compared to $58.3 million in the prior year. The proceeds are offset by principal paid on the notes payable of $7.5 million and payment of issuance costs on registered direct offerings of $1.1 million in fiscal year ended June 30, 2025. In 2024, principal paid on notes payable was $24.0 million.

Off-Balance Sheet Arrangements

As of June 30, 2025 and 2024, we had no off-balance sheet arrangements.

Working Capital

	June 30, 2025	June 30, 2024
Current Assets	$29,532,110	$18,406,048
Restricted Cash	$(5,000,000)	$-
Current Liabilities	$(13,668,605)	$(15,798,298)
Working Capital	$10,863,505	$2,607,750

Future Financings

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

Critical Accounting Estimates and Judgments

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

Certain accounting estimates, including those concerning revenue recognition, share-based compensation, impairments of long-lived assets, and assets held-for-sale, are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates. These are described below. For further information on our accounting policies, see Note 3 to our consolidated financial statements.

Fair Value Measurements

Recurring Valuations. The Company’s fair value measurements included the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. In making these fair value determinations, we were required to make assumptions that affected the recorded amounts, including volatility, risk free rates, and duration of time. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. As of December 31, 2024, the Company reclassified derivative liabilities and liability-classified equity-linked contracts from long-term liabilities to equity. No derivative instruments were issued during the six months ended June 30, 2025; accordingly, fair value measurement was not required. See Notes 6 and 11 for further discussion.

Revenue Recognition

The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. Nearly all of these promises, referred to as performance obligations, consist of the transfer of physical goods, including recycled ferrous and nonferrous metals and black mass, to customers. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The majority of the Company’s sales involve transfer of control to the customer, and thus revenue recognition, before delivery to the customer’s destination; for example, upon release of the goods to the shipper.

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. For the fiscal year ended June 30, 2025, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Long-Lived Assets

The Company evaluates long-lived assets, such as plant and equipment, with finite useful lives and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, or a significant decline in revenue or adverse changes in the economic environment. The existence of an individual indicator outlined above, or otherwise, is not automatically an indicator that a long-lived asset may not be recoverable. Instead, management exercises judgment and considers the combined effect of all potential indicators and developments present, potentially positive or negative, when determining whether a long-lived asset may not be recoverable. No impairment loss was recognized during the fiscal years ended June 30, 2025 and 2024.

Assets Held-for-Sale

The Company evaluates long-lived assets for classification as held for sale when management, having the authority to approve the action, commits to a plan to sell the asset. To qualify as held for sale, the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale must be probable within one year.

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

Stock-Based Compensation

The fair value of share-based payments are valued using the Black-Scholes option pricing model that incorporates market data and involves uncertainty in estimates used by management in the assumptions. Because the Black-Scholes option pricing model requires the inputs of highly subjective assumptions, including the volatility of share prices, changes in subjective input assumptions can materially affect the estimate.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Financial Statements

For the fiscal years ended June 30, 2025, and June 30, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

American Battery Technology Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Battery Technology Company and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, is generating negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Held for Sale Assets

As discussed in Note 7 to the financial statements, as of June 30, 2025, the Company had a single parcel of land and building at the Fernley, Nevada location (Fernley Disposal Group) with a carrying value of $6.0 million classified as held for sale. The Company assesses the fair value of a disposal group less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. The fair value of the assets held-for-sale is classified within Level 3 of the fair value hierarchy and was determined based on indicative market listing prices of the assets. As of June 30, 2025, there were no additional impairments on the Fernley Disposal Group.

We identified the evaluation of the fair value of the Fernley Disposal Group as a critical audit matter. Subjective auditor judgment was required to evaluate the valuation methodology and certain key assumptions used to develop the fair value less cost to sell as the methodology and key assumptions used may have a significant effect on the Company’s fair value measurement. Key assumptions included the improved building value per square foot and excess land per square foot. Additionally, the evaluation of the valuation methodology and key assumptions required specialized knowledge.

The following are the primary procedures we performed to address this critical audit matter. We compared management’s estimate of fair value for the Fernley Disposal Group to a broker’s opinion of value obtained from the Company’s broker. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the methodology and key assumptions used in the determination of the fair value less cost to sell of the Fernley Disposal Group, by:

●	evaluating whether the valuation methodology used was appropriate in the context of the Company’s financial reporting framework and business environment in which they operate

●	assessing the reasonableness of the assumptions for improved building value per square foot and excess land value per square foot by comparing them with market comparable building and land transactions with similar attributes.

We have served as the Company’s auditor since 2024.

Portland, Oregon

September 18, 2025

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Balance Sheets

	June 30, 2025	June 30, 2024
ASSETS

Cash	$7,474,304	$7,001,786
Accounts receivable	2,799,603	228,499
Inventory (Note 5)	408,147	154,320
Grants receivable (Note 4)	244,238	191,522
Prepaid expenses and other	2,884,899	1,813,050
Subscription receivable	925,077	608,333
Restricted cash	5,000,000	–
Assets held-for-sale (Note 7)	9,795,842	8,408,538

Total current assets	29,532,110	18,406,048

Property and equipment, net (Note 6)	45,469,853	46,314,966
Mining properties (Note 8)	8,392,977	8,392,977
Intangible assets (Note 9)	766,694	4,519,038
Right-of-use asset (Note 10)	296,157	42,103

Total assets	$84,457,791	$77,675,132

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 11)	$5,822,987	$9,296,634
Operating lease liability	115,863	54,303
Notes payable (Note 12)	7,729,755	6,447,361

Total current liabilities	13,668,605	15,798,298

Equity compensation liability (Note 16)	–	409,194

Operating lease liability, long-term	190,163	–
Total liabilities	13,858,768	16,207,492

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 97,398,519 and 64,061,763 common shares as of June 30, 2025 and June 30, 2024, respectively	97,396	64,059

Additional paid-in capital	329,667,507	275,589,383
Common stock issuable	925,077	(857,470)
Accumulated deficit	(260,090,957)	(213,328,332)

Total stockholders’ equity	70,599,023	61,467,640

Total liabilities and stockholders’ equity	$84,457,791	$77,675,132

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Operations

	Fiscal year ended June 30, 2025	Fiscal year ended June 30, 2024

Revenue	$4,290,224	$343,500
Cost of goods sold	14,864,633	3,304,707
Gross loss	(10,574,409)	(2,961,207)

General and administrative	21,151,445	16,106,807
Research and development	8,470,161	14,325,681
Exploration	1,827,314	4,121,941
Impairment charge on held-for-sale assets	-	10,254,037

Total operating expenses	31,448,920	44,808,466

Net loss before other income (expense)	(42,023,329)	(47,769,673)

Other income (expense)

Interest expense	(19,445)	(158,078)
Amortization and accretion of financing costs	(3,776,177)	(4,194,971)
Unrealized loss on investment	-	(62,497)
Change in fair value of derivative liability	705,184	(338,886)
Loss on debt extinguishment	(675,648)	-
Loss on private placement	(567,161)	-
Change in fair value of liability-classified financial instruments	875,100	-
Credit loss on receivable pursuant to share purchase agreement (Tysadco)	(1,415,803)	-
Other income	134,654	22,281

Total other income (expense)	(4,739,296)	(4,732,151)

Net loss attributable to common stockholders	$(46,762,625)	$(52,501,824)

Net loss per share, basic and diluted	$(0.58)	$(1.02)

Weighted average shares outstanding, basic and diluted	80,316,363	51,243,106

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2023	–	$–	45,888,131	$45,887	$223,134,798	$(1,484,693)	$160,826,508)	$60,869,484

Shares issued for services	–	$–	1,326	$1	$15,172	$(15,306)	–	$(133)

Shares issued upon vesting of share-based awards	–	–	1,291,590	1,291	(1,291)	–	–	–

Stock-based compensation expense	–	–	–	–	14,500,124	–	–	14,500,124

Shares issued pursuant to rounding of share reverse split	–	–	59,164	59	(59)		–	–

Shares reclaimed pursuant to asset acquisition	–	–	(128,206)	(128)	(1,255,649)	1,500,000	–	244,223

Shares issued pursuant to share purchase statement	–	–	16,830,997	16,831	39,158,909	(857,471)	–	38,318,269

Shares issued pursuant to warrant exercises costs	–	–	118,761	118	37,379		–	37,497

Net loss for the period	–	–	–	–	–	–	(52,501,824)	(52,501,824)

Balance, June 30, 2024	–	–	64,061,763	$64,059	$275,589,383	$(857,470)	$(213,328,332)	$61,467,640

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2024	–	$–	64,061,763	$64,059	$275,589,383	$(857,470)	$(213,328,332)	$61,467,640

Shares issued upon vesting of share-based awards	–	–	3,407,702	3,408	(3,408)	–	–	–

Shares issued under the Employee Stock Purchase Plan	–	–	389,349	390	366,720	–	–	367,110

Stock-based compensation expense	–	–	–	–	13,903,438	–	–	13,903,438

Reclassification of equity-classified awards from equity compensation liability	–	–	–	–	467,191	–	–	467,191

Shares issued pursuant an At-The-Market Offering	–	–	14,097,636	14,098	17,637,544	925,077	–	18,576,719

Settlement of receivable pursuant to share purchase agreement	–	–	487,838	488	607,845	(608,333)	–	–

Issuance of Series D Redeemable Preferred shares	5	100	–	–	–	–	–	100

Repurchase of Series D Redeemable Preferred shares	(5)	(100)	–	–	–	–	–	(100)

Reclassification of equity-linked contracts to liabilities	–	–	–	–	(502,627)	–	–	(502,627)

Reclassification of derivative equity instruments from long-term liabilities	–	–	–	–	2,066,569	–	–	2,066,569

Issuance of common shares and warrants pursuant to subscription agreements	–	–	2,695,273	2,695	1,407,702	–	–	1,410,397

Rescission of common shares and warrants pursuant to subscription agreements	–	–	(875,000)	(875)	–	–	–	(875)

Shares issued pursuant to troubled debt restructuring	–	–	1,210,360	1,210	1,142,580	–	–	1,143,790

Shares issued pursuant to debt extinguishment	–	–	726,216	726	740,014	–	–	740,740

Issuance of common shares and warrants pursuant to registered direct offerings	–	–	8,773,586	8,774	13,902,226	–	–	13,911,000

Shares issued pursuant to conversion of debt payments to common stock	–	–	2,284,410	2,284	2,304,969	–	–	2,307,253

Shares issued pursuant to warrant exercises	–	–	139,386	139	37,361	-	–	37,500

Settlement of receivable pursuant to share purchase agreement (Tysadco)	–	–	–	–	–	50,000	–	50,000

Credit loss on receivable pursuant to share purchase agreement (Tysadco)	–	–	–	–	–	1,415,803	–	1,415,803

Net loss for the period	-	-	-	-	-	-	(46,762,625)	(46,762,625)

Balance, June 30, 2025	–	$–	97,398,519	$97,396	$329,667,507	$925,077	$(260,090,957)	$70,599,023

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Cash Flows

	Fiscal year ended June 30, 2025	Fiscal year ended June 30, 2024

Cash Flows From Operating Activities:

Net loss	$(46,762,625)	$(52,501,824)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	5,044,937	1,678,730
Accretion of financing costs	3,776,177	4,194,971
Amortization of right-of-use asset	113,589	101,051
Impairment charge on held-for-sale assets	-	10,254,037
Credit loss on receivable pursuant to share purchase agreement (Tysadco)	1,415,803	-
Write-down of inventory to net realizable value	2,919,638	586,114
Stock-based compensation	14,653,807	14,566,318
Shares issued for professional services	-	(133)
Change in fair value of derivative liability	(705,184)	338,886
Change in fair value of conversion option	(138,060)	-
Change in fair value of liability-classified equity-linked contracts	(737,040)	-
Loss on debt extinguishment	675,648	-
Loss on private placement	567,161	-

Changes in operating assets and liabilities:

Accounts receivable	(2,571,104)	(228,499)
Inventory	(3,173,465)	(615,230)
Grant receivables	(52,716)	128,935
Prepaid expenses and other	(1,071,849)	(551,420)
Accounts payable and accrued liabilities	(2,759,955)	5,433,317
Operating lease liability	(115,920)	(121,484)

Net Cash Used in Operating Activities	(28,921,158)	(16,736,231)

Cash Flows From Investing Activities:

Other acquisition deposits	-	(279,878)
Acquisition of property and equipment	(2,548,476)	(11,752,994)
Purchase of mining properties	-	(169,654)
Purchase of water rights/intangible assets	-	(766,693)

Net Cash Used in Investing Activities	(2,548,476)	(12,969,219)

Cash Flows From Financing Activities:

Proceeds from exercise of share purchase warrants	37,500	37,497
Proceeds from employee stock purchase plan	367,110	-
Proceeds from issuance of common shares through At-The-Market Offering	18,579,975	-
Payment of issuance costs of common shares through At-The-Market Offering	(270,100)	-
Proceeds from subscription agreements (Note 14)	1,900,000	-
Proceeds from registered direct offerings	15,000,000	-
Payment of issuance costs, registered direct offerings	(1,089,000)	-
Principal paid on notes payable	(7,483,333)	(24,000,000)
Proceeds from notes payable, net of issuance costs	9,900,000	20,289,104
Proceeds from share purchase agreements, net of issuance costs	-	38,060,486

Net Cash Provided by Financing Activities	36,942,152	34,387,087

Increase in Cash and Restricted Cash	5,472,518	4,681,637

Cash and Restricted Cash – Beginning of Period	7,001,786	2,320,149

Cash and Restricted Cash – End of Period	$12,474,304	$7,001,786

Supplemental disclosures (Note 19)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2025 and June 30, 2024

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

2. Liquidity and Going Concern

During the fiscal year ended June 30, 2025, the Company incurred a net loss of $46.8 million and used cash of $28.9 million for operating activities. At June 30, 2025, the Company has an accumulated deficit of $260.1 million.

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

The going concern assessment excludes the Company’s at-the-market (“ATM”) offering (Note 14), which could provide a source of liquidity.

Based on our current operating plan, unless we generate income from the operations of our facilities and receipt of cash from U.S. Government grant awards, or raise additional capital (debt or equity), it is possible that we will be unable to maintain our financial covenants under our existing Note agreement (Note 12), which, if such violation is not waived, could result in an event of default, causing an acceleration of the outstanding balance. If we do raise additional capital through public or private equity offerings, as opposed to debt or additional Note issuances, the ownership interest of our existing stockholders may be diluted.

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oroplata Exploraciones E Ingenieria SRL (inactive) and LithiumOre Corporation (formerly Lithortech Resources Inc) and ABMC AG, LLC (inactive). All inter-company balances and transactions, if any, have been eliminated upon consolidation.

b) Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, the fair value of stock-based compensation, valuation and recoverability of long-lived assets and intangible assets, and fair value less cost to sell assets held-for-sale.

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

c) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and 2024.

d) Accounts Receivable, net

The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses which is included in accounts receivable. The Company had no allowance for expected credit losses recorded at either June 30, 2025 or 2024.

e) Inventory

Inventory consists of raw materials and finished goods, and is stated on a first-in, first-out basis at the lower of cost or net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less estimated costs of completion, disposal, and transportation. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. When inventory is adjusted to its net realizable value, a new cost basis is established, and such cost is not adjusted for any potential recovery. Obsolete inventories are written off to cost of revenue. Should the Company’s estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in the Company’s estimates may result in a material charge to its reported financial results.

f) Restricted cash

As of June 30, 2025, the Company is subject to a minimum liquidity requirement of $5,000,000 in accordance with the terms of its loan agreement. Reference Note 12 for further information on the loan agreement. This required minimum liquidity must be maintained in cash or cash equivalents at all times. Accordingly, $5,000,000 of the Company’s cash balance has been classified as restricted cash on the consolidated balance sheet as it is not available for general operating purposes.

g) Assets Held-For-Sale

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

h) Property and Equipment, net

Property and equipment are stated at cost, net of depreciation. The Company’s long-lived assets consist of buildings, vehicles, equipment, and land. Buildings, vehicles and equipment are depreciated on a straight-line basis over their estimated value lives, which are as follows:

Buildings	39 years
Building improvements	15 years
Equipment & vehicles	5-7 years

Expenditures for maintenance and repairs are expensed in the statements of operations as incurred. Expenditures which materially change capacities, or extend useful lives are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are recognized in other income (expense), net in the statements of operations.

i) Mining Properties

Costs of lease, exploration, carrying and retaining unproven mineral properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it will enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. Interest expense, if any allocable to the cost of developing mining properties and to construct new facilities, is capitalized until assets are ready for their intended use. For the fiscal years ended June 30, 2025 and 2024, no interest expense was capitalized.

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

j) Intangible Assets

Intangible assets consist of water rights that have indefinite useful lives and are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value. Annually, or when there is a triggering event, the Company first performs a qualitative assessment by evaluating all relevant events and circumstances to determine if it is more likely than not that the indefinite-lived intangible assets are impaired; this includes considering any potential effect on significant inputs to determining the fair value of the indefinite-lived intangible assets. When it is more likely than not that an indefinite-lived intangible asset is impaired, then the Company calculates the fair value of the intangible asset and performs a quantitative impairment test. The Company performs its annual impairment test on June 30. No impairment charges for intangible assets were recorded in the fiscal years ended June 30, 2025 and 2024.

k) Leases

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine whether the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or a finance lease. Operating and finance leases result in recording a right-of-use (“RoU”) asset and lease liability on our consolidated balance sheets. The Company does not have any financing leases. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease RoU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease RoU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have elected not to recognize RoU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. We have elected not to separate lease and non-lease components for any class of underlying asset.

l) Long-lived Assets

Long-lived assets, such as property and equipment, mineral properties, purchased intangibles, and ROU assets are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgement, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset (or asset group) are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset (or asset group), a loss is recognized for the difference between the estimated fair value and the carrying value of the asset group.

During the fiscal year ended June 30, 2024, the Company recognized an impairment loss on certain assets classified as held for sale, primarily consisting of land and a building located in Fernley, Nevada. No other impairment charges were recorded in the fiscal years ended June 30, 2025 and 2024. Reference Note 7 for further details.

m) Convertible Notes

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

n) Derivative Financial Instruments

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

o) Revenue Recognition

The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These promises, referred to as performance obligations, consist of the transfer of physical goods, including recycled ferrous and nonferrous metals and black mass to customers. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which i is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The majority of the Company’s sales involve transfer of control to the customer, and thus revenue recognition, before delivery to the customer’s destination; for example, upon release of the goods to the shipper. The Company’s bill-and-hold arrangements involve transfer of control to the customer when the goods have been segregated from other inventory at the Company’s facility and are ready for physical transfer to the customer. Shipping and handling activities that occur after a customer has obtained control of a good are accounted for as fulfillment costs rather than an additional promise in a contract. As such, shipping and handling consideration (freight revenue) is recognized when control of the goods transfers to the customer, and freight expense is accrued to cost of goods sold when the related revenue is recognized.

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. For the fiscal year ended June 30, 2025, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

p) Cost of goods sold

Cost of goods sold includes the cost of the recycled ferrous and nonferrous metals and black mass delivered to our customers during the year. It includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs, lower of cost or net realizable value charges, and shipping and logistics costs.

q) Research and Development Costs

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, “Research and Development.” ASC 730-10-25 requires that all R&D costs be recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable. As of June 30, 2025 and 2024, no costs associated with R&D activities have been capitalized.

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

r) Exploration Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized on a prospective basis. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. As of June 30, 2025 and 2024, the Company has not capitalized any such mineral property costs.

s) Stock-based Compensation

ASC 710 and ASC 718 require recognition of compensation cost once achievement of the performance condition becomes probable as the requisite service is provided. As the common share warrant and restricted stock unit (“RSU”) performance-based awards to executive officers and key employees are granted with a fixed dollar value and settled in a variable number of common share warrants or RSUs, these awards are liability-classified until the number of common share warrants or RSUs are fixed, and the corresponding compensation cost should be recorded to current or long-term liabilities, or additional paid-in capital once the performance conditions become probable of achievement.

The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values on the date of the grant, recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to stock-based awards with performance conditions is recognized over the requisite service period when achievement of the performance conditions is probable. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily restricted stock units (“RSUs”).

The fair value of each stock option granted is estimated using the Black-Scholes Merton option-pricing model using the single option award approach. The following assumptions are used in the Black-Scholes Merton option-pricing model:

Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield available on the date of grant on U.S. Treasury zero-coupon bonds issued with a term that is equal to the option’s expected term at the grant date.

Expected Volatility: The Company estimates the volatility for option grants by evaluating the average historical volatility of the company’s stock price for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.

Expected Term: The expected term for employees represents the period over which options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The simplified method deems the term to be the average of the time-to-vesting and contractual life of the stock-based awards.

Dividend Yield: The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

The table below sets forth the assumptions used on the date of grant for estimating the fair value of options granted during the fiscal years ending June 30:

	2025	2024
Weighted average expected term (years)	5.72	3.00 - 5.00
Risk-free interest rate	4.015%	4.31% - 4.62%
Dividend yield	0%	0%
Volatility	132.21%	95.85% - 135.46%

t) Government Grant and Tax Credit Awards

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

u) Income Taxes

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

Due to the Company’s net loss position since inception, the likelihood of deferred tax assets being realized does not meet the more likely than not assessment guidelines. Accordingly, a valuation allowance equal to the deferred tax assets has been recorded at June 30, 2025 and 2024.

v) Loss per Share

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

The Company had the following potentially dilutive shares outstanding as of June 30:

	2025	2024
Convertible notes	9,501,948	769,342
Warrants	17,380,150	6,928,758
Share awards outstanding	8,583,466	3,428,604
Total potentially dilutive	35,465,564	11,126,704

w) Fair Value of Financial Instruments

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

The carrying values of the Company’s cash, accounts receivable, grants receivable, prepaid expenses and deposits, accounts payable and accrued liabilities, and notes payable approximates fair value due to their short maturities.

The Company’s fair value measurements included the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. As of December 31, 2024, the Company reclassified derivative liabilities and liability-classified equity-linked contracts from long-term liabilities to equity. No derivative instruments that required liability classification were issued during the fiscal year ended June 30, 2025; accordingly, fair value measurement was not required. See Notes 6 and 11 for further discussion.

The Company’s fair value measurements include the valuation of the assets held-for-sale as of June 30, 2025 and 2024. See Note 7 for relevant fair value disclosures.

x) Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07,” Improvements to Reportable Segment Disclosures (Topic 280)”. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted ASU 2023-07 during the year ended June 30, 2025. See Note 18, Segment and Other Information, in the accompanying notes to the financial statements for further detail.

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

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $0.2 million at June 30, 2025 and 2024. The Company recognizes invoiced government funds as an offset to research and development costs in the period the qualifying costs were incurred. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful life.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of June 30, 2025, the cumulative funds invoiced for this grant totaled $2.3 million, which represents 100% of the total eligible reimbursements. As of June 30, 2025, $0.02 million was an outstanding receivable on the consolidated balance sheet.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company will receive reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award is for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022, and this contract award project concluded on September 30, 2024. As of June 30, 2025, the cumulative funds invoiced and collected for this grant totaled $0.5 million, which represents 100% of the total eligible reimbursements.

On October 21, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of June 30, 2025, the cumulative funds invoiced and collected for this grant totaled $4.7 million, which represents 8% of the total eligible reimbursements.

On November 17, 2022, the U.S. DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of June 30, 2025, the cumulative funds invoiced and collected for this grant totaled $2.2 million, which represents 22% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (48C). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a highly competitive technical and economic review process performed by the U.S. DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (TRIC) in Storey County, Nevada. As of June 30, 2025, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of June 30, 2025, the Company has not incurred any qualifying expenditure toward this tax credit.

On September 23, 2024, the U.S. DOE announced that the Company had been selected for award negotiations for a highly competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility. On December 18, 2024, the Company received a contracted grant award for $144 million of federal investment by the DOE, with these funds awarded to the Company and an additional $6.4 million awarded to its subcontractor Argonne National Laboratory, to support the construction of a new lithium-ion battery recycling facility. The Company began receiving funds related to this award during the period ending March 31, 2025. As of June 30, 2025, the cumulative funds invoiced for this grant totaled $0.6 million, which represents 0.4% of the total eligible reimbursements.

The table below summarizes the effects of government grants on the consolidated financial statements for the fiscal years ended June 30:

	2025	2024
Reduction to research and development expenses	$(5,087,266)	$(2,317,987)
Reduction to property and equipment	(591,368)	(1,025,347)
Total reductions due to grant reimbursements received	$(5,678,634)	$(3,343,334)

5.	Inventories

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

The table below presents the components of inventory as of June 30:

	2025	2024
Raw materials	$216,052	$66,088
Finished goods	192,095	88,232
Total inventories	$408,147	$154,320

The balance of the Company’s inventory was written down by $2.9 million and $0.6 million from its cost to its net realizable value as of June 30, 2025 and 2024, respectively.

6.	Property and Equipment

The table below presents the property, plant and equipment as of June 30:

	2025	2024
Land	$11,225,956	$8,860,916
Building	16,653,019	24,867,784
Equipment and vehicles	24,363,000	14,313,970
	52,241,975	48,042,670
Less: accumulated depreciation	(6,772,122)	(1,727,704)
Property and equipment, net	$45,469,853	$46,314,966

The Company recognized depreciation expense of $5.0 million and $1.7 million during the fiscal years ended June 30, 2025 and 2024, respectively.

7.	Assets Held for Sale

An impairment loss of $10.2 million on assets held-for-sale was recorded in the fiscal year ended June 30, 2024, related to two parcels of land and building at the Fernley, Nevada location, comprising 12.44 acres and 11.55 acres, that the Company decided to sell. The fair value of the assets held-for-sale is classified within Level 3 of the fair value hierarchy and was determined based on indicative market listing prices of the assets. As of June 30, 2024, these assets had a carrying value of $8.4 million. As of June 30, 2025, the 11.55 acres of land, valued at $2.4 million, was no longer actively marketed for sale and was therefore reclassified back to property, plant, and equipment. As of June 30, 2025, the other parcel of land and building (12.44 acres) has a carrying value of $6.0 million and is subject to further impairment, if required, until the asset is sold. On July 28, 2025, a potential buyer canceled the Commercial/Investment Property Purchase Agreement and Joint Escrow Instructions.

As of March 31, 2025, the Company reclassified certain water rights with a carrying value of $3.8 million to assets held for sale in the consolidated balance sheet. This reclassification follows the company’s decision to actively market these water rights for sale to unrelated third parties.

As of June 30, 2025, there were no additional impairments on the assets held-for-sale.

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

The table below presents the intangible assets as of June 30:

	2025	2024
Water rights	$766,694	$4,519,038

10.	Leases

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the fiscal years ending June 30, 2025 and 2024, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company leases office space under a non-cancelable operating lease agreement. The lease commenced December 1, 2024 and has a lease term of three years, expiring on November 30, 2027. The lease includes an option to renew for an additional two years; however, the Company is not reasonably certain to exercise the renewal option. Therefore, the renewal period has not been included in the calculation of the lease liability and the right-of-use asset in accordance with ASC 842. The Company occupies other office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. The Company does not have any finance leases as of June 30, 2025 and 2024.

Operating lease right-of-use assets are presented within the asset section of the Company’s consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s consolidated balance sheets at June 30, 2025 and 2024.

The table below presents information related to the components of lease expense for the fiscal years ended June 30, 2025 and 2024, respectively:

	2025	2024
Operating lease cost	$361,169	$436,476

The table below presents total operating lease RoU assets and lease liabilities at June 30:

	2025	2024
Operating lease right-of-use asset	$296,157	$42,103
Operating lease liabilities	$306,026	$54,303

The table below presents the maturities of operating lease liabilities as of June 30, 2025:

June 30, 2026	$136,212
June 30, 2027	141,810
June 30, 2028	60,059
Total lease payments	338,081
Less: imputed interest	(32,055)

Total operating lease liabilities	$306,026

Operating lease liabilities, current	$115,863
Operating lease liabilities, non-current	$190,163

The table below presents the weighted average remaining lease term for operating leases and the weighted average discount rate used in calculating operating lease right-of-use asset as of June 30, 2025.

Weighted average lease term (years)	2.42
Weighted average discount rate	8.00%

11.	Accounts Payable and Accrued Liabilities

The table below presents the accounts payable and accrued liabilities as of June 30:

	2025	2024
Trade payables	$417,195	$4,255,398
Fixed assets in trade payables	283,278	996,970
Accrued expenses	5,122,514	2,244,266
Marketing agreement settlement	-	1,800,000
Total accounts payable and accrued liabilities	$5,822,987	$9,296,634

As of June 30, 2025 and 2024, no individual supplier accounted for more than 10% of the Company’s total accounts payable and accrued liabilities balance.

On July 3, 2024, the Company and Mercuria Energy America, LLC agreed to resolve their respective disputes related to a Marketing Agreement entered into in May 2023. Under the terms of the Settlement Agreement, the Company agreed to make six monthly payments to Mercuria Energy America, LLC of $0.3 million each. Upon the completion of the payments, the parties agreed to release any and all claims, disputes, actions, suits, proceedings, demands and/or liabilities in law and/or equity or otherwise. The total amount of payments due of $1.8 million was accrued as of June 30, 2024. As of June 30, 2025, all amounts have been paid.

12.	Notes Payable

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company can sell to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”), of which $25.0 million was initially received. The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the consolidated statements of operations. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the three months ended September 30, 2024, the Company recorded a gain of $0.7 million within the change in fair value of the derivative liability in the consolidated statements of operations. As of September 30, 2024, the fair value of the derivative liability was determined to be nil given the expiration of the freestanding call option on October 1, 2024. No derivative instruments requiring liability-classification were outstanding during the period December 1, 2024 through June 30, 2025, and there has been no related activity since the option’s expiration; accordingly, fair value measurement was not required.

The carrying value, net of debt discount and issuance costs, was being accreted over the term of the Notes from date of issuance to date of full repayment, expected to be in October 2024 based on partial redemption payments, using the effective interest rate method.

On September 13, 2024, the Notes were amended to allow payment of principal totaling $0.6 million in common shares of the Company in lieu of cash, with the remaining principal due in September 2024 deferred to October 2024. Subsequent to September 30, 2024, further payment on the Notes had been deferred by the Buyers while negotiations on a potential amendment to the Notes are on-going. Total common shares of 726,216 were issued with a fair market value of $0.7 million. The Notes were also amended to increase the conversion option rate. The Company concluded that the amendment to the Notes was an extinguishment for accounting purposes due to the increase in the conversion option fair value. The Company recognized a $0.7 million loss on extinguishment in the consolidated statement of operations, comprised of the write-off of the remaining debt discount and debt issuance costs of $0.6 million and the excess of fair value of the common shares paid in lieu of cash over the principal owed of $0.1 million.

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

The Company evaluated the amendment to the Purchase Agreement and concluded it was required to be accounted for as a troubled debt restructuring under ASC 470-60, “Troubled Debt Restructurings by Debtors,” as a concession had been granted to the Company. Per ASC 470-60, the carrying value of the Notes remained the same as before the amendment, reduced only by the fair value, $1,142,580, of the common shares issued, 1,210,360, to partially settle the Notes. No gain was recognized as the future undiscounted cash flows of the restructured Notes did not exceed the carrying amount of the Notes, with the effect of the restructuring accounted for prospectively through the revised effective interest rate of 50.73%.

On December 19, 2024, the 2024 Notes were amended to increase the portion of principal that is subject to the higher conversion rate of 1,333.33 shares of commons stock per $1,000 of principal from $3,000,000 to $5,000,000. The Company analyzed the embedded conversion feature of the 2024 Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined that it did not qualify to be bifurcated and accounted for as a derivative liability. For the fiscal year ended June 30, 2025, amortization of the debt discount of the 2024 Notes totaled $2.3 million.

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

The table below presents the net carrying amounts of the Notes as of June 30, 2025:

Principal outstanding	$8,000,000
Debt discount	(2,551,043)
Amortization of debt discount	2,280,798
Net carrying value	$7,729,755

The table below presents the maturities of notes payable as of June 30, 2025:

September 1, 2025	$8,000,000
Less: unamortized debt discount and issuance costs	(270,245)
Total notes payable	$7,729,755

Notes payable, current	$7,729,755
Notes payable, non-current	$-

13. Derivative Liabilities

During the six months ended December 31, 2024, the Company’s embedded conversion feature on its convertible notes and its outstanding warrants had been treated as derivative liabilities for accounting purposes under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” due to insufficient authorized shares to settle these outstanding equity-linked contracts, while the terms of these instruments still allowed the holders to exercise which would require the Company to net-cash settle the instrument. In such cases, the Company adopted a sequencing approach under ASC 815-40 to determine the classification of its equity-linked financial instruments at issuance and at each subsequent reporting date. Under this sequencing policy, the Company reclassified to liabilities those equity-linked financial instruments with the most recent issuance or modification date. The derivative liabilities were initially recorded at fair value and subsequently re-valued each reporting date, with changes in fair value reported in the consolidated statements of operations. The Company utilized the Black-Scholes option-pricing model to value the derivative liabilities at initial reclassification and subsequent valuation dates, adjusted for instrument-specific terms as applicable.

In August 2024, the Company issued common shares and warrants to purchase common shares under private placement subscription agreements. See further discussion at Note 14. As there were insufficient authorized shares available at the time of issuance, the warrants were classified as derivative liabilities, measured at fair value as of issuance, and re-measured to fair value as of September 30, 2024. Of the $1.9 million in proceeds received from the private placement, $0.6 million was received from related parties of the Company, including current employees and an immediate family member of the Chief Executive Officer. The Company recognized common shares and warrants to purchase common shares with a total fair value of $1.4 million, compensation expense of $0.7 million and a loss on private placement of $0.1 million in the consolidated statements of operations. The Company recognized less than a $0.1 million loss on change in fair value of these liability-classified equity-linked financial instruments.

For the remaining private placement subscription agreements, the Company recognized the fair value of the warrants of $1.7 million and a loss on private placement of $0.6 million as of issuance, and a fair value of $1.7 million as of September 30, 2024, with the loss on change in fair value of less than $0.1 million recorded to change in fair value of liability-classified equity-linked contracts in the consolidated statements of operations. The associated derivative liability was included in long-term liabilities in the consolidated balance sheets. In November 2024, a portion of the private placement subscription agreements were rescinded. Prior to rescission, a gain of $0.3 million was recognized upon revaluation of the warrant liability, reducing the warrant liability from $1.2 million to $0.9 million. A gain of less than $0.1 million was recognized upon extinguishment of the warrant liability at the rescission date. A payable of $0.9 million is included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2024 for the return of the subscription agreement proceeds to the investors.

In September 2024, the Company’s convertible notes were amended to increase the conversion rate of the conversion option. See further discussion at Note 11. Upon modification, the Company no longer had sufficient authorized shares to settle all equity-linked contracts including the convertible notes upon a potential conversion and accordingly, the embedded conversion feature was bifurcated from the convertible notes to be accounted for as a derivative liability. The Company calculated a fair value of the bifurcated conversion feature of $0.7 million as of the modification date and a fair value of $0.9 million as of September 30, 2024, with the loss on change in fair value of $0.2 million recorded to change in fair value of liability-classified financial instruments in the consolidated statements of operations.

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000. Upon the increase, the Company had sufficient authorized shares available to settle all equity-linked contracts including the convertible notes and warrants to purchase common shares included in derivative liabilities. As a result, the Company revalued the bifurcated conversion feature and the warrants to purchase common shares as of the shareholder approval date and reclassified the associated derivative liabilities from long-term liabilities to additional paid-in capital in the consolidated balance sheets. The Company recognized a $0.8 million gain on change in fair value of the derivative liabilities prior to the reclassification to equity from long-term liabilities. The amount reclassed to equity totaled $2.1 million.

During the period December 31, 2024 through June 30, 2025, there was no activity related to the Company’s derivative liability instruments and the balance of derivative liabilities remained unchanged throughout this period.

The table below sets forth the Black-Scholes inputs and assumptions for the Company’s valuation and re-valuation of its derivative liabilities for the fiscal year ending June 30:

2025
Weighted average expected term (years)	0.01 – 5.00
Risk-free interest rate	3.47 – 5.47%
Dividend yield	0%
Volatility	6.69% - 137.84%

A summary of the activity related to derivative liabilities for the fiscal year ending June 30, 2025, is as follows:

	Warrant Derivative Liabilities	Conversion Option Derivative Liability	Total Derivative Liabilities

Balance, June 30, 2024	$-	$-	$-
Change in fair value	(657,174)	(138,061)	(795,235)
Fair value of issuances during the period	2,632,467	-	2,632,467
Fair value of extinguishments during the period	(87,421)	-	(87,421)
Fair value of reclassifications during the period	(1,887,872)	138,061	(1,749,811)
Balance, June 30, 2025	$-	$-	$-

14.	Stockholders’ Equity

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

To date, the Company has authorized a total of 1,666,667 shares of preferred stock. Of this amount the Company has designated a total of 233,340 shares to four classes of preferred stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. A description of each class of preferred stock is listed below.

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on June 30, 2025 and 2024.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on June 30, 2025 and 2024.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on June 30, 2025 and 2024.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series D Preferred Stock issued and outstanding on June 30, 2025 and 2024.

Common Stock

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000. As of June 30, 2025, the Company has 250,000,000 shares of common stock authorized, with a par value of $0.001 per share.

Fiscal year ended June 30, 2025

During the period, the Company issued 3,407,702 common shares upon vesting of share-based awards.

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

On August 1, 2024, the Company agreed to sell in a private placement 53 Group A Units (defined below) to several accredited investors and 23 Group B Units to the Company’s new Chief Operating Officer, to an immediate family member of the Chief Executive Officer, and to two current employees, a portion of which was rescinded on November 12, 2024 (see Note 6), resulting in the sale of a total of only 18 Group A Units and 23 Group B Units in such private placement. Each “Group A Unit” consists of 25,000 shares of Common Stock, 25,000 Series A warrants with a five-year term to purchase Common Stock (“Series A Warrants”) and 25,000 Series B Warrants with an 18-month term to purchase Common Stock (collectively with the Series A Warrants, the “Warrants”) with a purchase price of $25,000 per Unit; each “Group B Unit” consists of 19,531 shares of Common Stock and 39,062 Series A Warrants with a five-year term and a purchase price of U.S. $25,000 per Unit. The Company received an initial payment of approximately $1.9 million but after the rescission retained only an aggregate purchase price of $1.0 million.

Upon issuance of the common stock and warrants in the private placement, the Company concluded that it had insufficient authorized shares to settle the warrants sold as well as certain previously issued warrants (see Note 13). As the warrants were therefore accounted for as derivative liabilities and remeasured at fair value each reporting period (see Note 13), the Company allocated the proceeds first to the warrants with any residual proceeds allocated to the common shares. A day-one loss is recognized to the extent the recognized fair value of common shares and warrants exceeds the proceeds received.

In February 2025, investors purchased 35 units at a purchase price of $25,000 per unit, with each unit consisting of 26,316 shares of common stock and 52,632 warrants to purchase common stock. The payable of $0.9 million previously included in accounts payable and accrued liabilities, as of December 31, 2024, for the return of the subscription agreement proceeds to these investors (see Note 6) was recognized in additional paid-in capital for the $0.9 million purchase price of the 35 units.

During the fiscal year ended June 30, 2025, the Company issued 4,220,986 common shares to the Note holders pursuant to the debt conversion option in lieu of cash payment of $3.6 million (see Note 12). The fair value of the common shares issued of $4.2 million was recorded in additional paid-in capital for this transaction.

During the fiscal year ended June 30, 2025, the Company recognized stock-based compensation expense of $14.7 million, which was an increase to additional paid-in capital of $13.9 million and an increase to the equity compensation liability of less than $0.1 million. Stock-based compensation expense also included $0.7 million related to the excess fair value related to warrants issued to the insiders and the incremental fair value from modification of certain warrants discussed above.

On November 13, 2024, the Company’s shareholders approved the Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP provides the Company’s employees with the ability to contribute a portion of their earnings to purchase the Company’s shares of common stock. Pursuant to the terms of the 2024 ESPP, the Company’s executive officers and all of its other employees will be allowed to participate in the 2024 ESPP. During the period, employees purchased 389,349 shares under the 2024 ESPP with an aggregate purchase price of $0.3 million.

On December 23, 2024, the Company entered into a securities purchase agreement with two institutional investors including the Buyers for the purchase and sale of (i) 5,000,000 shares its common stock, and (ii) warrants exercisable for up to an aggregate of 5,000,000 shares of common stock for a combined offering price of $1.00 per share and accompanying warrant. The warrants have an exercise price of $1.10 per share, are exercisable immediately from the date of issuance and expire five years from the initial exercise date.

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

The Company had the following potentially dilutive shares outstanding as of June 30:

	2025	2024
Convertible notes	9,501,948	769,342
Warrants	17,380,150	6,928,758
Share awards outstanding	8,583,466	3,428,604
Total potentially dilutive	35,465,564	11,126,704

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

During the period, the Company filed prospectus supplements related to the offer and sale from time to time of up to 8,666,667 common shares directly by the Company at market prices, to Tysadco Partners, LLC, a Delaware limited liability company (“Tysadco”), pursuant to the terms of written sales agreement(s) (“Tysadco Agreement”). Pursuant to the Tysadco Agreement, the Company may offer and sell up to 8,666,667 common shares of the Company at a purchase price of 95% of the weighted-average price, with a minimum request of 33,333 shares. During the period, the Company sold 8,209,262 common shares for total proceeds of $27.8 million, of which $1.5 million is recorded as a subscription receivable offset within equity on the consolidated balance sheet at June 30, 2024. During the year ended June 30, 2025, the Company recorded a credit loss of $1.5 million against the outstanding subscription receivable balance. The credit loss reflects management’s assessment that the receivable is no longer collectible. Accordingly, the Company reduced the carrying value of the subscription receivable and recognized the corresponding loss as a credit loss expense within other income (expenses) on the Statement of Operations.

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

15.	Share Purchase Warrants

During the fiscal year ended June 30, 2024, there were 118,762 common shares issued related to warrants exercised, of which 85,428, common shares were issued pursuant to cashless exercise. In addition, there were 539,435 warrants vested related to previously granted stock-based compensation to officers of the Company, and of those, 171,500 warrants granted upon election by officers of the Company to receive warrants and RSUs in lieu of cash bonuses. The weighted average grant date fair value of warrants issued during the fiscal year ended June 30, 2024 totaled $1.90. The warrants have a contractual term of five years and vest over the respective employee’s requisite service period of three to five years.

During the fiscal year ended June 30, 2025, there were 14,360,308 total warrants issued. The Company issued 3,548,426 warrants pursuant to the Private Placement (see Note 14), of which 898,426 warrants were purchased by employees of the Company, 900,000 were purchased by accredited investors, and 1,750,000 warrants were cancelled per the rescission agreement executed with certain investors in November 2024 (see Note 13). The Company also issued 8,773,586 warrants in December 2024 in connection with the securities purchase agreements (see Note 14). The Company issued 196,176 warrants under its compensation arrangements (see Note 16). In February 2025, the Company issued 1,842,120 warrants to accredited investors that had previously rescinded private placement agreements (see Note 14).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2023	5,729,360	$14.53
Granted	1,407,135	4.96
Exercised	(100,002)	1.13
Expired	(107,735)	3.75
Balance, June 30, 2024	6,928,758	$12.95
Granted	14,360,308	1.56
Rescinded	(1,750,000)	1.00
Exercised	(416,670)	1.13
Expired	(1,742,246)	10.46
Balance, June 30, 2025	17,380,150	$5.28	3.65	$-
Exercisable, June 30, 2025	16,810,482	$5.26	3.63	$-

16.	Equity Compensation Awards

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

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the fiscal year ended June 30, 2025 and 2024, the Company granted 9.5 million and 3.3 million share awards, respectively, under the Retention Plan.

The table below reflects the share award activity for the periods ended June 30, 2025 and 2024:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2023	1,736,376	8.25
Granted	3,290,268	3.51
Vested	(1,306,480)	5.29
Forfeitures	(291,560)	5.94

Unvested share awards at June 30, 2024	3,428,604	5.02
Granted	9,454,729	1.03
Vested	(3,135,227)	2.59
Forfeitures	(1,164,640)	1.94
Unvested awards at June 30, 2025	8,583,466	$1.93

As awards are granted, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Stock-Based Compensation.” The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the fiscal year ended June 30, 2025 and 2024, totaled $4.0 and $5.3 million, respectively.

The Company recognized stock-based compensation expense of $ 14.7 million and $14.6 million for the fiscal years ended June 30, 2025 and 2024, respectively. Of these amounts, $6.2 million and $7.5 million, respectively, were related to officers and directors of the Company. For the fiscal years ended June 30, 2025 and 2024, total stock-based compensation expense included $4.3 million and $1.9 million, respectively, related to warrants awarded to officers of the Company. As of June 30, 2025 and 2024, the equity compensation liability totaled nil and $0.4 million related to warrants awarded to officers of the Company, respectively. As of June 30, 2024 several grant performance targets for the fiscal year ended June 30, 2024 were defined via employee and retention agreements. These performance targets were yet achieved by employees and officers; thus, the Company deferred recognition of stock-based compensation expense of $0.4 million until such achievements until they were deemed probable and achievement and approval by the board of directors occurred. The expense was recognized during fiscal year 2025.

As of June 30, 2025, there were approximately $14.3 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 2.99 years.

The table below presents the stock-based compensation expense per respective line item of the consolidated statements of operations for the fiscal years ended June 30:

	2025	2024

Cost of goods sold	$810,924	$196,829
General and administrative	9,317,883	7,372,695
Research and development	4,333,983	5,852,392
Exploration	191,017	1,144,402
Total stock-based compensation	$14,653,807	$14,566,318

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which is generally four years.

17.	Income Taxes

The Company has not recognized any income tax provisions for the fiscal years ended June 30, 2025 and 2024. The U.S. federal corporate statutory rate of 21.0% is the applicable corporate tax rate used for fiscal years ended June 30, 2025 and 2024. The statutory rate differs from the Company’s computed expected tax recovery rate due to the following adjustments for the fiscal years ended June 30:

	2025	2024

Net loss before taxes	$(46,762,625)	$(52,501,819)
Statutory Rate	21%	21%

Computed expected tax recovery	(9,839,003)	(11,025,382)

State income tax (benefit), net of federal benefit	(1,080,844)	(315,287)
Section 162(m) adjustments	-	71,043
Other permanent tax differences	537,794	(121,985)
Share-based compensation – RSUs/PSUs	1,351,909	701,362
Uncertain tax positions	-	(219,450)
Tax credit	(11,697)	-
Deferred adjustments and other	(501,191)	(518,766)
Change in valuation allowance	9,543,032	11,428,465

Total income tax provision	$-	$-

The significant components of deferred income tax assets and liabilities at June 30, after applying the statutory corporate income tax rate, are as follows for the fiscal years ended June 30:

	2025	2024

Net operating losses	$30,864,583	$25,676,852
Stock-based compensation	4,097,550	2,472,597
Section 174 capitalization	2,328,383	1,938,732
Other temporary differences	420,994	390,384
Fixed assets and intangibles	4,007,255	1,697,171
Valuation allowance	(41,718,765)	(32,175,736)

Net deferred tax asset	$-	$-

We believe that it is more likely than not that the benefit from our net deferred tax assets will not be realized. At June 30, 2025 and 2024, respectively, we have provided a valuation allowance of $41.7 and $32.2 million against our deferred taxes. If our assumptions change and we determine that we will be able to realize these deferred tax asset amounts, the Company will adjust its disclosures appropriately.

As of June 30, 2025, the Company has accumulated federal and state net operating loss carryforwards of approximately $141.8, and $15.6 million, respectively. If unused, $2.5 million of our federal net operating loss carryforwards will expire in 2032, and $139.2 million will carry forward indefinitely. $2.6 million of our state net operating loss carryforwards will begin to expire in 2041 and $13.0 million will carryforward indefinitely. In addition, under the Tax Cuts and Jobs Act (Tax Act) the amount of federal net operating losses generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. The Company also has $66.2 thousand of federal Research and Development Credit carryforwards will expire in 2042.

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

The Company has recorded uncertain tax positions (“UTP”) that result in unrecognized tax benefits recorded on the books of the Company. The unrecognized tax benefits for the Company are as follows as of June 30:

	2025	2024
Unrecognized tax benefits, beginning of period	$-	$219,450
Decrease during the period	-	(219,450)
Increase during the period

Unrecognized tax benefits, end of period	$-	$-

The Company does not have an accrual for interest or penalties related to uncertain tax positions as of June 30, 2025.

The Company files U.S. income tax returns with varying statutes of limitations. The tax returns for fiscal years ended September 30, 2016, to June 30, 2025, remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company is not under examination by any tax authority as of June 30, 2025.

18.	Segment and Other Information

The Company has determined that its Chief Executive Officer is its chief operating decision maker (“CODM”). The Company operates as a single business operating segment, which includes all activities related to the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Accordingly, the CODM uses consolidated net income to assess financial performance and inform decisions on how to allocate resources. The financial information provided to the CODM does not contain significant disaggregated expenses outside of what is already disclosed in the statements of operations.

Revenue from three major customers during the years ended June 30, 2025 and 2024 accounted for 74% of the fiscal year ended June 30, 2025 revenue.

Substantially all of the Company’s long-lived assets and operating lease right-of-use assets were located in the United States as of June 30, 2025 and 2024.

19.	Supplemental Statement of Cash Flow Disclosures

For the fiscal years ended June 30:

	2025	2024

Supplemental disclosures:

Interest paid	$19,446	$29,006

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	283,278	996,970
Deposits capitalized as investing activities	-	28,020,465
Right-of-use asset obtained in exchange for lease liability	367,643	-
Debt payment satisfied with common shares	3,742,580	-
Other receivables recognized as financing activities	-	608,333
Payable forgiven in exchange for subscription agreement	875,000
Assets transferred to assets held-for-sale	3,752,544	18,662,575
Settlement of cash bonuses with equity awards	-	343,000

20.	Commitments and Contingencies

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2027 and the Lab leases expire on February 1, 2026. Consistent with the guidance in ASC 842, The Company has recorded the principal office lease in its consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 10.

Financial Assurance

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance the Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At June 30, 2025, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

21.	Subsequent Events

Subsequent to year end and up until filing, management has leveraged the Company’s inclusion in the Russell 2000 to raise capital through the At-the-Market Offering facility, received proceeds from warrant exercises, and benefited from High Trail’s full debt conversion and release of restricted cash. As a result, the Company’s net cash position improved significantly to $25.4 million as of September 15, 2025.

On July 18, 2025, the Buyers converted $5,000,000 of the 2024 Notes into shares of common stock of the Company at a conversion rate of 1,333.33 shares of common stock per $1,000 of principal amount. Total common shares of 6,666,651 were issued with a fair market value of $16.0 million.

On July 23, 2025, one of the Company’s institutional investors exercised 4,000,000 common stock warrants at an exercise price of $1.10 per share. The warrant exercise resulted in gross proceeds of approximately $4.4 million to the Company. The shares were issued in accordance with the original warrant terms.

As of June 30, 2025, the Company had $5.0 million classified as restricted cash. Subsequent to year-end, on July 29, 2025, the restrictions were lifted, and the funds became available for general use. As the restriction was still in place as of the balance sheet date, the cash remains classified as restricted.

At June 30, 2025, the Company classified land and a building at its Fernley, Nevada location as assets held for sale.

On July 28, 2025, a potential buyer canceled the Commercial/Investment Property Purchase Agreement and Joint Escrow Instructions. The Company plans to make improvements to the property in fiscal year 2026, including obtaining a final certificate of occupancy (COO) and completing other upgrades. The property will reclassified into property, plant and equipment during the first quarter of fiscal year 2026.

On August 20, 2025, the Buyers converted $3,000,000 of the 2024 Notes into shares of common stock of the Company at a conversion rate of 945.0992 shares of common stock per $1,000 of principal amount. Total common shares of 2,835,299 were issued with a fair market value of $6.9 million.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are not effective, based on the material weakness described below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2025, our internal control over financial reporting was not effective, due to the material weakness in internal control over financial reporting, described below.

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

As previously disclosed in our 2024 Form 10-K, we identified the following material weaknesses:

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

Remediation Plan

Remediation Efforts for Identified Material Weaknesses

We have implemented, and are continuing to design and implement, measures to remediate the control deficiencies that resulted in the material weaknesses identified in our internal control over financial reporting.

Remediation Measures Implemented:

●	We have hired finance and accounting personnel with the appropriate technical expertise and experience to support the establishment and maintenance of effective internal control over financial reporting.

●	We have designed and implemented enhancements to our controls to address the evaluation of technical accounting aspects of material and complex transactions.

●	We have redesigned and implemented controls to strengthen segregation of duties within key financial processes.

Remediation Measures in Progress:

●	We are designing and implementing controls related to our internal control risk assessment process, including the identification and response to relevant risks.

●	We are designing and implementing general information technology (IT) controls, including logical access and program change controls, and are in the process of hiring qualified IT personnel.

●	We are designing and implementing controls over the evaluation and oversight of relevant service organizations.

●	We plan to engage third-party consultants to assist management in evaluating the design and implementation of internal controls over financial reporting.

●	The Company is currently conducting a search for a permanent Chief Financial Officer with relevant and extensive experience in accounting and finance.

Considering the remediation measures implemented, we have concluded that the material weakness related to not having a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment of complex transactions and account for such transactions properly is remediated. We will consider the remaining material weakness remediated when the relevant controls have been fully implemented, have operated for a sufficient period of time, and when management has concluded, through testing, that these controls are operating effectively. We expect to remediate the remaining material weakness by the end of fiscal year 2026. As we continue to monitor and evaluate the effectiveness of our internal control over financial reporting, we may implement additional changes or enhancements as deemed necessary.

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

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be set forth in the Proxy Statement and is incorporated in this report by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

		Filed or Furnished	Incorporated	By	Reference
Exhibit	Description	Herewith	Date	Form	Exhibit
3.1	Articles of Incorporation, as amended		12-Sep-22	10-K	3.1
3.2	Certificate of Amendment to Articles of Incorporation		14-Nov-24	8-K	3.1
3.3	Amended and Restated Bylaws		14-Sep-22	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		8-Oct-19	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		19-Feb-20	8-K	3.1
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		5-Nov-20	8-K	3.1
3.7	Certificate of Designation of Series D Preferred Stock		20-Sept-24	8-K	3.1
4.1	Form of Series A Warrant		4-Apr-23	8-K	4.1
4.2	Form of Series B Warrant		4-Apr-23	8-K	4.2
4.3	Form of Placement Agent Warrant		4-Apr-23	8-K	4.3
4.4	Form of Common Stock Purchase Warrant		23-Dec-24	8-K	4.1
4.5	Form of Common Stock Purchase Warrant		27-Dec-24	8-K	4.1
4.6	Form of Senior Secured Convertible Note		21-Feb-25	S-1/A	4.1
4.7	Form of Warrant		30-May-25	S-3	4.1
4.8	Form of 2023 Unit Subscription Agreement		20-June-25	S-3/A	4.1
4.9	Form of 2023 Series A Warrant		20-June-25	S-3/A	4.2
4.10	Form of 2023 Series B Warrant		20-June-25	S-3/A	4.3
4.11	Form of 2024 Unit Subscription Agreement (Common Stock and Series A and B Warrants)		20-June-25	S-3/A	4.4
4.12	Form of 2024 Series A Warrant		20-June-25	S-3/A	4.5
4.13	Form of 2024 Series B Warrant		20-June-25	S-3/A	4.6
4.14	Form of 2024 Unit Subscription Agreement (Common Stock and Series A Warrants)		20-June-25	S-3/A	4.7
4.15	Form of 2024 Series A Warrant (for Units without Series B Warrants)		20-June-25	S-3/A	4.8
4.16	Form of 2025 Unit Subscription Agreement		20-June-25	S-3/A	4.9
4.17	Form of 2025 Warrant		20-June-25	S-3/A	4.10
10.1	Employment Agreement of Andres Meza		11-Jan-23	8-K	10.2
10.2	Employment Agreement of Scott Jolcover		11-Jan-23	8-K	10.1
10.3	Employment Agreement of Jesse Deutsch		17-May-23	8-K	10.1
10.4	Employment Agreement of Ryan Melsert		5-Aug-22	8-K	10.1
10.5	Exploration License with Option to Purchase, dated September 1, 2021, between American Battery Technology Company and 1317038 Nevada Ltd.		15-Jul-22	8-K	10.1
10.6	Escrow Services Agreement		15-Jul-22	8-K	10.2
10.7	Asset Purchase Agreement, dated March 1, 2023, between American Battery Technology Company and LiNiCo Corporation		27-Sep-23	10-K	10.7
10.8	Second Amended and Restated Membership Interest Purchase Agreement, dated April 21, 2023, between American Battery Technology Company and LiNiCo Corporation		27-Sep-23	10-K	10.8

10.9	Purchase and Sale Agreement, dated May 12, 2023, between American Battery Technology Company and Bow River Capital RE III LLC	27-Sep-23	10-K	10.9
10.10	Credit Agreement, dated May 17, 2023, between American Battery Technology Company and Mercuria Investments US, Inc.	27-Sep-23	10-K	10.10
10.11	Marketing Agreement, dated May 17, 2023, between American Battery Technology Company and Mercuria Energy America, LLC	27-Sep-23	10-K	10.11
10.12	Form of Securities Purchase Agreement	4-Apr-23	8-K	10.1
10.13	DOE Grant Award DE-EE0006250, dated August 16, 2021	27-Sep-23	10-K	10.13
10.14	DOE Grant Award DE-EE0009430, dated October 1, 2021	27-Sep-23	10-K	10.14
10.15	Amended Director Agreement between American Battery Technology Company and Rick Fezell dated, September 22, 2023	28-Sep-23	8-K	10.1
10.16	Amended Director Agreement between American Battery Technology Company and Elizabeth Lowery dated, September 22, 2023	28-Sep-23	8-K	10.3
10.17	Amended Director Agreement between American Battery Technology Company and Sherif Marakby dated, September 22, 2023	28-Sep-23	8-K	10.4
10.18	Amended Offer Letter between American Battery Technology Company and Scott Jolcover dated, November 29, 2023	4-Dec-23	8-K	10.1
10.19	Amended Offer Letter between American Battery Technology Company and Ryan Melsert dated, December 1, 2023	4-Dec-23	8-K	10.2
10.20	Form of Securities Purchase Agreement	15-Nov-23	10-Q/A	10.1
10.21	Form of Convertible Note	15-Nov-23	10-Q/A	10.2
10.22	Assistance Agreement between the Company and the United States Department of Energy, dated September 1, 2023	15-Nov-23	10-Q/A	10.3
10.22	Assistance Agreement between the Company and the United States Department of Energy, dated September 27, 2023	15-Nov-23	10-Q/A	10.4
10.23	Amendment to Offer Letter between American Battery Technology Company and Scott Jolcover dated, March 15, 2024	18-Mar-24	8-K	10.1
10.24	Amendment to Offer Letter between American Battery Technology Company and Ryan Melsert dated, March 15, 2024	18-Mar-24	8-K	10.2
10.25	ATM Sales Agreement dated April 3, 2024, by and between the Company and Virtu Americas LLC	3-Apr-24	8-K	10.1
10.26	Settlement Agreement, dated July 3, 2024, between American Battery Technology Company and Mercuria Energy America, LLC**	10-Jul-24	8-K	10.1
10.27	Offer Letter, dated August 26, 2024, between American Battery Technology Company and Steven Wu	26-Aug-24	8-K	10.1
10.28	Release Agreement, dated August 26, 2024, between American Battery Technology Company and Andrés Meza	26-Aug-24	8-K	10.2

10.29	Subscription and Investment Representation Agreement, dated September 16, 2024, by and between American Battery Technology Company and Ryan Melsert		20-Sept-24	8-K	10.1
10.30	Offer Letter, dated November 21, 2024, between American Battery Technology Company and Jesse Deutsch		27-Nov-24	8-K	10.1
10.31	Offer Letter, dated November 21, 2024, between American Battery Technology Company and Ryan Melsert		27-Nov-24	8-K	10.2
10.32	Offer Letter, dated November 21, 2024, between American Battery Technology Company and Stevn Wu		27-Nov-24	8-K	10.3
10.33	Offer Letter, dated November 21, 2024, between American Battery Technology Company and Scott Jolcover		27-Nov-24	8-K	10.4
10.34	American Battery Technology Company 2024 Employee Stock Purchase Plan		2-Dec-24	S-8	99.2
10.35	Amendment to Securities Purchase Agreement, dated November 14, 2024, by and among American Battery Technology Company, High Trail Investments ON LLC and High Trail Special Situations LLC (including Form of Senior Secured Convertible Note)		13-Dec-24	S-1	10.1
10.36	Placement Agency Agreement, dated December 19, 2024, between American Battery Technology Company and A.G.P./Alliance Global Partners		23-Dec-24	8-K	1.1
10.37	Form of Securities Purchase Agreement, dated December 19, 2024, between American Battery Technology Company and investors named therein		23-Dec-24	8-K	10.1
10.38	Amendment to Subsequently Purchased Notes, dated December 19, 2024, between American Battery Technology Company and the investors named therein		23-Dec-24	8-K	10.2
10.39	Placement Agency Agreement, dated December 26, 2024, between American Battery Technology Company and A.G.P./Alliance Global Partners		27-Dec-24	8-K	1.1
10.40	Form of Securities Purchase Agreement, dated December 26, 2024, between American Battery Technology Company and investors named therein		27-Dec-24	8-K	10.1
10.41	Offer Letter, dated July 3, 2024, between American Battery Technology Company and Paul McGarry		10-Jan-25	8-K	10.1
10.42	Amendment to Securities Purchase Agreement, dated December 20, 2024, by and among American Battery Technology Company, High Trail Investments ON LLC and High Trail Special Situations LLC		14-Feb-25	10-Q	10.7
10.43	DOE Grant Award DE-MS0000104, dated December 16, 2024		14-Feb-25	10-Q	10.11
10.44	Offer Letter, by and between American Battery Technology Company and Jesse Deutsch, executed February 13, 2025		14-Feb-25	10-Q	10.12
10.45	Commercial/Investment Property Purchase Agreement and Joint Escrow Instructions, dated April 1, 2025, between American Battery Technology Company, Steven Pokrajaz and Corina Pokrajac		15-May-25	10-Q	10.1
10.46	Banked Water Purchase Agreement among American Battery Technology Company and H2O NV Investments LLC		15-May-25	10-Q	10.2
19.1	Insider Trading Policy	x
21.1	Subsidiaries of American Battery Technology Company		27-Sep-23	10-K	21.1

23.1	Consent of KPMG LLP	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
96.1	Amended Resource Estimate and Initial Assessment with Project Economics for the Tonopah Flats Lithium Project, Esmeralda and Nye Counties, Nevada, USA		25-Apr-24	8-K	96.1
97	American Battery Technology Company Clawback Policy	x
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

x	Filed herewith
xx	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: September 18, 2025	By:	/s/ Ryan Melsert
	Name:	Ryan Melsert
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 18, 2025		/s/ Jesse Deutsch
	Name:	Jesse Deutsch
	Title:	Interim Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan Melsert	Chief Executive Officer and Chief Technology Officer
Ryan Melsert	(Principal Executive Officer), and Director	September 18, 2025

/s/ Jesse Deutsch	Interim Chief Financial Officer (Principal Financial and
Jesse Deutsch	Accounting Officer)	September 18, 2025

/s/ Elizabeth Lowery
Elizabeth Lowery	Director	September 18, 2025

/s/ Susan Yun Lee
Susan Yun Lee	Director	September 18, 2025

/s/ D. Richard Fezell
D. Richard Fezell	Chairman of the Board, Director	September 18, 2025

/s/ Lavanya Balakrishnan
Lavanya Balakrishnan	Director

