Form 10-Q
period 2025-09-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2025-11-06
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of November 3, 2025 was 129,969,958.

American Battery Technology Company and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2025	June 30, 2025
ASSETS

Cash	$30,122,498	$7,474,304
Accounts receivable	1,201,001	2,799,603
Inventory (Note 4)	104,130	408,147
Grants receivable (Note 5)	462,104	244,238
Prepaid expenses and other	5,027,627	2,884,899
Subscription receivable	47,807	925,077
Restricted cash	800,000	5,000,000
Assets held-for-sale (Note 7)	3,752,344	9,795,842

Total current assets	41,517,511	29,532,110

Property and equipment, net (Note 6)	50,530,499	45,469,853
Mining properties (Note 8)	8,392,977	8,392,977
Intangible assets (Note 9)	766,694	766,694
Right-of-use asset (Note 12)	265,520	296,157

Total assets	$101,473,201	$84,457,791

LIABILITIES & STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities (Note 10)	$5,196,168	$5,822,987
Operating lease liability	119,604	115,863
Notes payable (Note 11)	-	7,729,755

Total current liabilities	5,315,772	13,668,605

Operating lease liability, long-term	159,125	190,163

Total liabilities	5,474,897	13,858,768

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 120,311,922 and 97,398,519 common shares as of September 30, 2025 and June 30, 2025, respectively	120,309	97,396

Additional paid-in capital	366,220,711	329,667,507
Common stock issuable	47,807	925,077
Accumulated deficit	(270,390,523)	(260,090,957)

Total stockholders’ equity	95,998,304	70,599,023

Total liabilities and stockholders’ equity	$101,473,201	$84,457,791

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30, 2025	Three months ended September 30, 2024
Revenue	$937,589	$201,960
Cost of goods sold	4,454,231	2,542,641
Gross loss	(3,516,642)	(2,340,681)

General and administrative	3,628,127	5,009,841
Research and development	2,697,639	2,032,135
Exploration	290,951	420,507

Total operating expenses	6,616,717	7,462,483

Net loss before other income (expense)	(10,133,359)	(9,803,164)

Other income (expense)

Interest expense	(6,469)	(4,575)
Amortization and accretion of financing costs	(307,428)	(1,172,349)
Change in fair value of derivative liability	-	705,184
Loss on debt extinguishment	-	(675,648)
Loss on private placement	-	(567,161)
Change in fair value of liability-classified financial instruments	-	(241,288)
Other income	147,690	64,432

Total other income (expense)	(166,207)	(1,891,405)

Net loss	$(10,299,566)	$(11,694,569)

Deemed dividend on warrant modifications	-	(85,637)

Net loss attributable to common stockholders	$(10,299,566)	$(11,780,206)

Net loss per share, basic and diluted	$(0.09)	$(0.17)
Weighted average shares outstanding, basic and diluted	112,240,128	69,519,432

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three months ended September 30, 2025:

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2025	–	$–	97,398,519	$97,396	$329,667,507	$925,077	$(260,090,957)	$70,599,023
Shares issued upon vesting of share-based awards	-	-	1,193,920	1,194	(1,194)	-	-	-
Stock-based compensation expense	-	-	-	-	2,280,860	-	-	2,280,860
Shares issued pursuant to an At-The-Market offering	-	-	8,217,533	8,217	21,887,040	(877,270)	-	21,017,987
Shares issued pursuant to conversion of debt payments to common stock	-	-	9,501,950	9,502	7,990,498	-	-	8,000,000
Shares issued pursuant to warrant exercises	-	-	4,000,000	4,000	4,396,000	-	-	4,400,000

Net loss for the period	-	-	-	-	-	-	(10,299,566)	(10,299,566)
Balance, September 30, 2025	-	-	120,311,922	$120,309	$366,220,711	$47,807	$(270,390,523)	$95,998,304

Three months ended September 30, 2024:

	Preferred Stock		Common Shares		Additional Paid-In	Common Stock Issuable	Accumulated
	Shares	Amount	Number	Amount	Capital	(receivable)	Deficit	Total
Balance, June 30, 2024	-	-	64,061,763	$64,059	$275,589,383	(857,470)	$(213,328,332)	$61,467,640
Shares issued upon vesting of share-based awards	-	-	353,221	353	(353)	-	-	-
Stock-based compensation expense	-	-	-	-	2,420,747	-	-	2,420,747
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	5,938,786	5,939	6,218,486	102,743	-	6,327,168
Settlement of receivable pursuant to share purchase agreement	-	-	487,838	488	607,848	(608,336)	-	-
Reclassification of equity-linked contracts to liabilities	-	-	-	-	(502,627)	-	-	(502,627)
Issuance of Series D Redeemable Preferred shares	5	100	-	-	-	-	-	100
Issuance of common shares and warrants pursuant to subscription agreements	-	-	1,774,213	1,774	533,623	-	-	535,397
Shares issued pursuant to debt extinguishment	-	-	726,216	726	740,014	-	-	740,740
Settlement of receivable pursuant to share purchase agreement (Tysadco)	-	-	-	-	-	50,000	-	50,000

Net loss for the period	-	-	-	-	-	-	(11,694,569)	(11,694,569)
Balance, September 30, 2024	5	100	73,342,037	$73,339	$285,607,121	$(1,313,063)	$(225,022,901)	$59,344,596

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended. September 30, 2025	Three months ended. September 30, 2024

Cash Flows From Operating Activities:

Net loss	$(10,299,566)	$(11,694,569)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	1,305,090	1,264,138
Accretion of financing costs	307,428	1,172,349
Amortization of right-of-use asset	30,637	25,261
Write-down of inventory to net realizable value	322,058	-
Stock-based compensation	2,280,860	3,171,116
Change in fair value of derivative liability	-	(705,184)
Change in fair value of conversion option	-	250,304
Change in fair value of liability-classified equity-linked contracts	-	(9,016)
Loss on debt extinguishment	-	675,648
Loss on private placement	-	567,161

Changes in operating assets and liabilities:

Accounts receivable	1,598,602	54,000
Inventory	(18,041)	(101,577)
Grant receivables	(217,866)	64,666
Prepaid expenses and other	(2,142,728)	1,167,375
Accounts payable and accrued liabilities	(277,933)	(1,454,022)
Operating lease liability	(27,297)	-

Net Cash Used in Operating Activities	(7,138,756)	(5,552,350)

Cash Flows From Investing Activities:

Acquisition of property and equipment	(708,307)	(863,158)

Net Cash Used in Investing Activities	(708,307)	(863,158)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares through At-The-Market offering	22,228,687	6,882,758
Payment of issuance costs of common shares through At-The-Market Offering	(333,430)	-
Proceeds from subscription agreements	-	1,900,000
Proceeds from exercise of share purchase warrants	4,400,000	-
Principal paid on notes payable	-	(3,600,000)

Net Cash Provided by Financing Activities	26,295,257	5,182,758

Increase (decrease) in Cash and Restricted Cash	18,448,194	(1,232,750)

Cash and Restricted Cash - Beginning of Period	12,474,304	7,001,786

Cash and Restricted Cash - End of Period	$30,922,498	$5,769,036

Supplemental disclosures (Note 18)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (the “Company” or “ABTC”) is an integrated critical battery materials company in the lithium-ion battery industry that is working to increase the domestic U.S. production of critical battery materials, such as lithium, nickel, cobalt, and manganese through its engagement in the exploration of new primary resources of battery metals, in the development and commercialization of new technologies for the extraction of these battery metals from primary resources, and in the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure that as these materials reach their end of lives that the constituent elemental battery metals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have a limited operating history and generated our initial revenue in the fourth quarter of the fiscal year ended June 30, 2024 (“fiscal year 2024”). Our principal executive offices are located at 100 Washington Ave., Suite 100, Reno, Nevada 89503.

2. Liquidity

As of September 30, 2025, the Company had cash and cash equivalents of $30.9 million and an accumulated deficit of $270.4 million. The Company incurred negative cash flows from operating activities of $7.1 million for the three months ended September 30, 2025, and $28.9 million for the fiscal year ended June 30, 2025 (“fiscal year 2025”). The Company has incurred operating losses since its inception, and management anticipates that our operating losses will lessen in the near term due to revenue growth and the pursuit of ongoing cost efficiencies. The Company’s primary sources of capital to date have been from its registered direct offerings, ATM sales agreement with Virtu Americas, LLC, and revenue from sales of its products.

The Company’s ability to meet its liquidity needs is dependent on growth in existing product lines. Management believes that the Company’s cash and cash equivalents as of September 30, 2025, funds received from ATM issuances in October 2025, and anticipated revenue from sales of our products, are sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

The condensed consolidated balance sheet at September 30, 2025, and the condensed consolidated statements of operations, stockholders’ equity, and cash flows for the three months ended September 30, 2025 and 2024 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending June 30, 2026, or for any future interim period. The condensed consolidated balance sheet at June 30, 2025, has been derived from audited financial statements; however, the condensed consolidated financial statements as of September 30, 2025, do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025, and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on September 18, 2025. The Company’s consolidated subsidiaries consist of its wholly owned subsidiaries, LithiumOre Corporation (formerly Lithortech Resources Inc), and ABTC 2500 Peru LLC (formerly Aqua Metals Transfer LLC).

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, valuation and recoverability of long-lived assets and intangible assets subject to impairment testing, and deferred income tax asset valuation allowances.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and June 30, 2025.

Restricted Cash

As of June 30, 2025, the Company was subject to a minimum liquidity requirement of $5,000,000 in accordance with the terms of its loan agreement (See Note 11). This required minimum liquidity was required to be maintained in cash or cash equivalents at all times. Accordingly, $5,000,000 of the Company’s cash balance was classified as restricted cash on the consolidated balance sheet as of June 30, 2025, as it was not available for general operating purposes. As of July 29, 2025, the restrictions were lifted, and the funds became available for general use.

As of September 30, 2025, the Company had cash of $0.8 million classified as restricted cash. These funds are restricted under letters of credit issued for surety bond collateral and a vendor agreement for supply of feedstock. Restricted cash is not available for general corporate purposes until the underlying obligations are satisfied, or the letters of credit are released.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Revenue Recognition

The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These promises, referred to as performance obligations, consist of the transfer of physical goods, including recycled ferrous and nonferrous metals and black mass to customers. These performance obligations are satisfied at the point in time that the Company transfers control of the goods to the customer, which occurs when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The majority of the Company’s sales involve transfer of control to the customer, and thus revenue recognition, before delivery to the customer’s destination; for example, upon release of the goods to the shipper. The Company’s bill-and-hold arrangement involve transfer of control to the customer when the goods have been segregated from other inventory at the Company’s facility and are ready for physical transfer to the customer. Shipping and handling activities that occur after a customer has obtained control of a good are accounted for as fulfillment costs rather than an additional promise in a contract. As such, shipping and handling consideration (freight revenue) is recognized when control of the goods transfers to the customer, and freight expense is accrued to cost of goods sold when the related revenue is recognized.

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. For the three months ended September 30, 2025 and 2024, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Cost of Goods Sold

Cost of goods sold includes the cost of the recycled products and byproducts delivered to our customers during the three months ended September 30, 2025. It includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs, lower of cost or net realizable value charges, and shipping and logistics costs.

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

The carrying values of the Company’s cash, accounts receivable, grants receivable, prepaid expenses and other, accounts payable and accrued liabilities, and notes payable, approximate fair value due to their short maturities.

The Company’s fair value measurements included the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. As of December 31, 2024, the Company reclassified derivative liabilities and liability-classified equity-linked contracts from long-term liabilities to equity. No derivative instruments were issued during the three months ended September 30, 2025; accordingly, fair value measurement was not required. See Notes 13 for further discussion.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The Company’s fair value measurements include the valuation of the assets held-for-sale as of September 30, 2025, and June 30, 2025. See Note 7 for relevant fair value disclosures.

Adoption of Recent Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its condensed consolidated financial statements and assures there are sufficient controls in place to ascertain the Company’s condensed consolidated financial statements properly reflect the change.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the condensed consolidated financial statements.

In November 2024, the FASB Issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update require disclosures, in the notes to financial statements, of specified information about certain costs and expenses. The amendment clarifies which certain costs and expenses that are included in cost of sales and selling, general, and administrative expense categories that should be disclosed with qualitative descriptions of amounts that are not separately disaggregated quantitatively. Additionally, the amendment requires disclosure of total amounts of selling expenses and an entity’s definition of selling expense. The update will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date previously communicated. The revised effective date for public business entities is for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the condensed consolidated financial statements.

4. Inventories

The Company’s inventory for its lithium-ion battery recycling operation is comprised of raw materials, in the form of battery feedstock, and finished goods, in the form of products and byproducts. Inventory is valued at the lower of average cost or net realizable value. The net carrying value of inventory includes those costs to acquire battery feedstock and any related carrying and processing costs incurred by the Company.

	September 30, 2025	June 30, 2025
Raw materials	$28,336	$216,052
Finished goods	75,794	192,095
Total inventories	$104,130	$408,147

5. Government Grants and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $0.5 million and $0.2 million at September 30, 2025 and June 30, 2025, respectively. The Company recognizes invoiced government funds as an offset to research and development costs in the period the qualifying costs were incurred. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful life.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of September 30, 2025, this project has been completed and the contract closed with cumulative funds invoiced totaling $2.3 million, which represents 100% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company received reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award was for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022, and this contract award project concluded on September 30, 2024. As of September 30, 2025, this project has been completed and the contract closed with the cumulative funds invoiced and collected for this grant totalled $0.5 million, which represents 100% of the total eligible reimbursements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

On October 21, 2022, the DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of September 30, 2025, the cumulative funds invoiced and collected for this grant totalled $5.5 million, which represented 10% of the total eligible reimbursements. As of September 30, 2025, $0.3 million was an outstanding receivable on the condensed consolidated balance sheet. On October 9, 2025, the DOE notified the Company that the grant was terminated, effective as of the end of the budget period ending August 31, 2025. On October 10, 2025, the Company submitted an appeal of the termination and intends to pursue its dispute resolution remedies in connection with the termination of the grant. For additional information, see Note 20.

On November 17, 2022, the DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of September 30, 2025, the cumulative funds invoiced and collected for this grant totalled $2.4 million, which represents 24% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (“48C”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the U.S. DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) in Storey County, Nevada. As of September 30, 2025, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of September 30, 2025, the Company has not incurred any qualifying expenditure toward this tax credit.

On September 23, 2024, the DOE announced that the Company had been selected for award negotiations for a competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility. On December 18, 2024, the Company received a contracted grant award for $144 million of federal investment by the DOE, with these funds awarded to the Company and an additional $6.4 million awarded to its subcontractor Argonne National Laboratory, to support the construction of a new lithium-ion battery recycling facility. The Company began receiving funds related to this award during the period ending March 31, 2025. As of September 30, 2025, the cumulative funds invoiced for this grant totalled $0.9 million, which represents 0.6% of the total eligible reimbursements. As of September 30, 2025, $0.2 million was an outstanding receivable on the condensed consolidated balance sheet.

6. Property and Equipment

The table below presents the property and equipment as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
Land	$11,225,956	$11,225,956
Building	16,657,984	16,653,019
Construction in progress	6,043,498	-
Equipment and vehicles	24,680,273	24,363,000
	58,607,711	52,241,975
Less: accumulated depreciation	(8,077,212)	(6,772,122)
Property and equipment, net	$50,530,499	$45,469,853

The Company recognized depreciation expense of $1.3 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively.

7. Assets Held for Sale

At June 30, 2025, the Company classified land and a building at its Fernley, Nevada location as assets held for sale. On July 28, 2025, a potential buyer for such property terminated the agreement governing such proposed sale. The Company plans to make improvements to the property in fiscal year 2026, including obtaining a final certificate of occupancy and completing other upgrades. The property, with a carrying value of approximately $6.0 million, was reclassified into property and equipment during the three months ended September 30, 2025.

As of March 31, 2025, the Company reclassified certain water rights with a carrying value of $3.8 million to assets held for sale in the condensed consolidated balance sheet. This reclassification follows the company’s decision to actively market these water rights for sale to unrelated third parties.

As of September 30, 2025, there were no additional impairments on the assets held for sale.

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

See Note 20 for a discussion of the Pre-Feasibility Study (“PFS”) that was published after the period ended September 30, 2025.

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

The table below presents total intangible assets at:

	September 30, 2025	June 30, 2025
Water rights	$766,694	$766,694

10. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	September 30, 2025	June 30, 2025
Trade payables	$280,678	$417,195
Fixed assets in trade payables	37,431	283,278
Accrued expenses	4,878,059	5,122,514
Total accounts payable and accrued liabilities	$5,196,168	$5,822,987

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

11. Notes Payable

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company can sell to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”), of which $25.0 million was initially received. The Company analysed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the condensed consolidated statements of operations. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the three months ended September 30, 2024, the Company recorded a gain of $0.7 million within the change in fair value of the derivative liability in the condensed consolidated statements of operations. As of September 30, 2024, the fair value of the derivative liability was determined to be nil given the expiration of the freestanding call option on October 1, 2024. No derivative instruments requiring liability-classification were outstanding during the period from December 1, 2024 through June 30, 2025, and there has been no related activity since the option’s expiration; accordingly, fair value measurement was not required.

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

As of September 30, 2025, because of the conversions discussed above, the carrying value of the notes payable of $8,000,000 was fully extinguished, and no amounts remain outstanding under the notes. No gain or loss was recognized on the conversion.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

12. Leases

Right-of-use (“RoU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. RoU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the RoU assets for certain properties include the renewal options that the Company is reasonably certain to exercise.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the three months ending September 30, 2025 and 2024, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company leases office space under a non-cancelable operating lease agreement. The lease commenced December 1, 2024, and has a lease term of three years, expiring on November 30, 2027. The lease includes an option to renew for an additional two years; however, the Company is not reasonably certain to exercise the renewal option. Therefore, the renewal period has not been included in the calculation of the lease liability and the right-of-use asset in accordance with ASC 842. The Company occupies other office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. The Company does not have any finance leases as of September 30, 2025 and 2024.

Operating lease right-of-use assets are presented within the asset section of the Company’s condensed consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s condensed consolidated balance sheets at September 30, 2025 and June 30, 2025.

The table below presents information related to the components of lease expense for the three months ended September 30, 2025 and 2024, respectively:

	September 30, 2025	September 30, 2024
Operating lease cost	$144,511	$86,937

The table below presents total operating lease RoU assets and lease liabilities at:

	September 30, 2025	June 30, 2025
Operating lease right-of-use asset	$265,520	$296,157
Operating lease liabilities	$278,729	$306,026

The table below presents the maturities of operating lease liabilities as of September 30, 2025:

June 30, 2026, remaining	$102,976
June 30, 2027	141,810
June 30, 2028	60,059
Total lease payments	304,845
Less: imputed interest	(26,116)

Total operating lease liabilities	$278,729

Operating lease liabilities, current	$119,604
Operating lease liabilities, non-current	$159,125

The table below presents the weighted average remaining lease term for operating leases and the weighted average discount rate used in calculating operating lease right-of-use asset as of September 30, 2025.

Weighted average lease term (years)	2.17
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

13. Derivative Liabilities

During the three months ended September, 2024 the Company’s embedded conversion feature on its convertible notes and its outstanding warrants had been treated as derivative liabilities for accounting purposes under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” due to insufficient authorized shares to settle these outstanding equity-linked contracts, while the terms of these instruments still allowed the holders to exercise which would require the Company to net-cash settle the instrument. In such cases, the Company adopted a sequencing approach under ASC 815-40 to determine the classification of its equity-linked financial instruments at issuance and at each subsequent reporting date. Under this sequencing policy, the Company reclassified to liabilities those equity-linked financial instruments with the most recent issuance or modification date. The derivative liabilities were initially recorded at fair value and subsequently re-valued each reporting date, with changes in fair value reported in the condensed consolidated statements of operations. The Company utilized the Black-Scholes option-pricing model to value the derivative liabilities at initial reclassification and subsequent valuation dates, adjusted for instrument-specific terms as applicable.

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

For the remaining private placement subscription agreements, the Company recognized the fair value of the warrants of $1.7 million and a loss on private placement of $0.6 million as of issuance, and a fair value of $1.7 million as of September 30, 2024, with the loss on change in fair value of less than $0.1 million recorded to change in fair value of liability-classified equity-linked contracts in the condensed consolidated statements of operations. The associated derivative liability was included in long-term liabilities in the condensed consolidated balance sheets. In November 2024, a portion of the private placement subscription agreements were rescinded. Prior to rescission, a gain of $0.3 million was recognized upon revaluation of the warrant liability, reducing the warrant liability from $1.2 million to $0.9 million. A gain of less than $0.1 million was recognized upon extinguishment of the warrant liability at the rescission date. A payable of $0.9 million is included in accounts payable and accrued liabilities on the condensed consolidated balance sheet as of December 31, 2024, for the return of the subscription agreement proceeds to the investors.

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

During the period December 31, 2024 through September 30, 2025, there was no activity related to the Company’s derivative liability instruments and the balance of derivative liabilities remained unchanged throughout this period.

The table below sets forth the Black-Scholes inputs and assumptions for the Company’s valuation and re-valuation of its derivative liabilities for the period ending September 30:

2025
Weighted average expected term (years)	0.01 – 5.00
Risk-free interest rate	3.47 – 5.47%
Dividend yield	0%
Volatility	6.69% - 137.84%

14. Stockholders’ Equity

Preferred Stock

The Company’s amended and restated articles of incorporation authorize shares of preferred stock and provide that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors (the “Board of Directors”) is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Board of Directors to issue shares of preferred stock without stockholder approval could have the effect of delaying, deferring, or preventing a change of control of the Company or the removal of existing management.

To date, the Company has authorized a total of 1,666,667 shares of preferred stock. Of this amount the Company has designated a total of 233,340 shares to four classes of preferred stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. A description of each class of preferred stock is listed below.

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on September 30, 2025 and June 30, 2025.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on September 30, 2025 and June 30, 2025.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on September 30, 2025 and June 30, 2025.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series D Preferred Stock issued and outstanding on September 30, 2025 and June 30, 2025.

Common Stock

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000. As of September 30, 2025, the Company has 250,000,000 shares of common stock authorized, with a par value of $0.001 per share.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Three months ended September 30, 2025:

During the period, the Company issued 1,193,920 common shares upon vesting of share-based awards.

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, subject to the terms and conditions of the Sales Agreement. On September 19, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-252492) related to the offer and sale from time to time of the Shares having an aggregate offering price of up to $50,000,000. During the period, the Company sold 8,217,533 Shares pursuant to the ATM sales agreement, for total proceeds of $21.9 million, of which $0.05 million is recorded as a subscription receivable on the condensed consolidated balance sheet at September 30, 2025.

In addition, the Company settled the issuance of 572,307 common shares for a total of $0.9 million that was included in subscriptions receivable as of June 30, 2025.

On July 23, 2025, one of the Company’s institutional investors exercised 4,000,000 common stock warrants at an exercise price of $1.10 per share. The warrant exercise resulted in gross proceeds of approximately $4.4 million to the Company. The shares were issued in accordance with the original warrant terms.

The Company issued 9,501,950 common shares to the Note holders pursuant to the debt conversion option in lieu of cash payment of $8.0 million (see Note 11). The carrying value of the common shares issued of $8.0 million was recorded in additional paid-in capital for this transaction.

During the period, the Company recognized stock-based compensation expense of $2.3 million.

The Company had the following potentially dilutive shares outstanding as of September 30:

	September 30, 2025	September 30, 2024
Convertible notes	-	3,489,871
Warrants	18,493,432	9,394,469
Share awards outstanding	14,110,528	3,176,967
Total potentially dilutive	32,603,960	16,061,307

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

15. Share Purchase Warrants

During the three months ended, there were 5,279,660 total warrants issued under its compensation agreements. During the three months ended September 30, 2025, there were 4,000,000 common shares issued related to warrants exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2025	17,380,150	$5.28
Granted	5,279,660	1.01
Exercised	(4,000,000)	1.10
Forfeited	(166,378)	4.80
Expired	-	-
Balance, September 30, 2025	18,493,432	$5.01	3.56	$-
Exercisable, September 30, 2025	14,412,368	$5.50	2.56	$-

See Note 20 regarding a discussion of warrant exercises occurring after the period ended September 30, 2025.

16. Equity Compensation Awards

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

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the three months ended September 30, 2025, the Company granted 8.1 million share awards under the Retention Plan.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The table below reflects the share award activity for the three months ended September 30, 2025:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2025	8,583,466	$1.93
Granted	8,029,895	2.13
Vested	(1,537,760)	2.39
Forfeitures	(965,073)	$2.29
Unvested awards at September 30, 2025	14,110,528	$1.97

As awards are granted, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Compensation-Stock Compensation.” The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the three months ended September 30, 2025, totaled $7.5 million.

The Company recognized stock-based compensation expense of $2.3 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively. Of these amounts, $0.4 million and $0.5 million, respectively, were related to officers and directors of the Company. For the three months ended September 30, 2025 and 2024, total stock-based compensation expense included $0.3 million and $0.4 million, respectively, related to warrants awarded to officers of the Company.

As of September 30, 2025, there were approximately $18.1 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 3.5 years.

The table below presents the stock-based compensation expense per respective line item on the condensed consolidated statements of operations for the three months ended September 30:

	September 30, 2025	September 30, 2024

Cost of goods sold	$202,551	$145,259
General and administrative	1,084,851	1,959,270
Research and development	961,531	902,268
Exploration	31,927	164,319
Total stock-based compensation	$2,280,860	$3,171,116

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which is generally four-years.

17. Segment and Other Information

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

Revenue from three major customers during the three months ended September 30, 2025 and 2024 accounted for 98% and 98% of the revenue for those periods.

Substantially all of the Company’s long-lived assets and operating lease right-of-use assets were located in the United States as of September 30, 2025 and 2024, respectively.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

18. Supplemental Statement of Cash Flow Disclosures

For the three months ended September 30:

	September 30, 2025	September 30, 2024

Supplemental disclosures:

Interest paid	$6,469	$4,575

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	37,431	503,611
Assets transferred from assets held-for-sale to property and equipment	6,043,498	-
Other receivables recognized as financing activities	-	102,743
Debt payment satisfied with common shares	8,000,000	600,000

19. Commitments and Contingencies

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

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance the Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At September 30, 2025, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

20. Subsequent Events

On October 9, 2025, the DOE notified the Company that the $57.7 million grant for the design, construction, commissioning, and operation of a commercial scale facility for the manufacturing of battery cathode grade lithium hydroxide was terminated, effective as of the end of the budget period ending August 31, 2025. On October 10, 2025, the Company submitted an appeal of the termination, and intends to pursue its dispute resolution remedies in connection with the termination of the grant.

On October 13, 2025, one of the Company’s institutional investors exercised 1,886,793 common stock warrants at an exercise price of $2.80 per share. The warrant exercise resulted in gross proceeds of approximately $5.3 million to the Company. The shares were issued in accordance with the original warrant terms.

On October 16, 2025, holders of warrants to purchase an aggregate of 2,923,360 shares of the Company’s common stock exercised their warrants on a cashless basis in accordance with the terms of the warrant agreements. In connection with the cashless exercises, the Company issued an aggregate of 2,634,984 shares of common stock and no cash proceeds were received.

On October 16, 2025, the Company announced the publication of the S-K 1300 Technical Report and PFS disclosing mineral reserves and mineral resources, including economic assessment, for its Tonopah Flats Lithium Project (“TFLP”) near Tonopah, Nevada. The PFS was completed by Daniel R. Palo, qualified person on behalf of Barr Engineering Co., Jeffrey Woods, qualified person on behalf of Woods Process Services, LLC, and Jacob Anderson, qualified person on behalf of Dahrouge Geologic Consulting Ltd., in compliance with Item 1300 of Regulation S-K and with an effective date of September 4, 2025.

Subsequent to September 30, 2025, the Company utilized its ATM offering program to raise additional capital. Through the issuance of common stock under the ATM, the Company received aggregate gross proceeds of approximately $23.6 million (before deducting commissions and other offering expenses). As a result, following the fiscal year ended, the Company’s net cash position has improved to $54.9 million as of November 3, 2025.

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

While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and from time to time in our other reports filed with the SEC.

Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows, and financial position. There can be no assurance future results will meet expectations. Forward-looking statements speak only as of the date of this report and we expressly disclaim any intent to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Overview

American Battery Technology Company (the “Company”) is a growth-stage company in the lithium–ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its: (i) exploration of new, United States primary resources of battery materials, (ii) development and commercialization of new technologies for the extraction of these battery materials from primary resources, and (iii) commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

To implement this business strategy, the Company has constructed its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, stationary storage, and consumer electronics industries. The ramp-up and operation of this facility remain a top priorities, and the Company has significantly expanded resources to support its development. These efforts include hiring additional technical staff, expanding laboratory facilities, and purchasing equipment. As a result, the Company generated its first revenue in the fourth quarter of fiscal year 2024 and achieved continued growth in production volumes and revenue throughout fiscal year 2025. The Company was awarded and has completed a competitively bid grant from the U.S. Advanced Battery Consortium to support a $2 million project to accelerate the development and demonstration of the technologies within this integrated lithium–ion battery recycling facility. The Company has also been awarded an additional grant from the DOE to support a $20 million project under the Bipartisan Infrastructure Law to validate, test, and deploy three next-generation disruptive advanced separation and processing recycling technologies.

On March 28, 2024, the Company was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (the “48C program”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at the Company’s battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) near Reno, Nevada. As of September 30, 2025, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, the Company was selected for an additional $40.5 million tax credit through the 48C program to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. This award was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. As of September 30, 2025, the Company has not incurred any qualifying expenditures towards this tax credit.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company was awarded and has completed a grant cooperative agreement from the DOE’s Advanced Manufacturing and Materials Technologies Office through the Critical Materials Innovation program to support a $4.5 million project for the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies.

The Company has completed the construction and commissioning of its lithium hydroxide (“LiOH”) pilot plant. The construction and commissioning of this pilot plant enables the Company to demonstrate its technologies for accessing the lithium housed in its unconventional resource, Tonopah Flats Lithium Project (“TFLP”), in an integrated and continuous system, and to generate large amounts of battery grade lithium hydroxide for delivery to customers for qualifications and evaluation.

The TFLP is one of the largest identified lithium resources in the United States, and the Company recently published a PreFeasibility Study (“PFS”) that details the lithium mineral resources and reserves at this property, as well as the technical and financial roadmap for bringing the associated lithium mine and lithium hydroxide monohydrate (“LHM”) refinery to commercialization. This PFS has concluded that the TFLP contains approximately 21.3 million tonnes LHM resource, with 2.7 million tonnes of LHM further classified as proven and probable reserve. The total processing costs for manufacturing this battery grade LHM is published to be $4,307 per tonne LHM. This project was recently selected by the National Energy Dominance Council (NEDC) and the FAST-41 Permitting Council within the Trump Administration to become a Priority Project, in order to enable streamlined federal permitting to accelerate the commercialization of this project.

Financial Highlights:

●	The Company had cash on hand of $30.9 million at September 30, 2025, of which $30.1 million was unrestricted. This was a $22.6 million increase in unrestricted cash from June 30, 2025
●	Revenue was $0.9 million for the three months ended September 30, 2025, as compared to $0.2 million for the three months ended September 30, 2024.
●	Total cost of goods sold was $4.5 million for three months ended September 30, 2025, compared to $2.5 million for the three months ended September 30, 2024. The three months ended September 30, 2025 cost of goods sold included non-cash items of depreciation of $1.0 million and stock-based compensation of $0.2 million. Excluding these non-cash items, the three months ended September 30, 2025, cash cost of goods sold (a non-GAAP measure) was $3.3 million.

A reconciliation of fiscal fourth quarter 2025 GAAP to non-GAAP cost of goods sold

Description	Amount ($M)
GAAP Cost of Goods Sold	4.5
Less: Depreciation Expense	(1.0)
Less: Stock-Based Compensation	(0.2)
Non-GAAP Cash Cost of Goods Sold	3.3

●	During the quarter ended September 30, 2025, the Company’s noteholders the full balance of their remaining notes into common shares. As a result of these conversions, the carrying value of the notes payable was fully extinguished, and no amounts remain outstanding under the 2024 Notes.
●	Subsequent to September 30, 2025, the Company utilized its ATM offering program to raise additional capital. Through the issuance of common stock under the ATM, the Company received aggregate gross proceeds of approximately $23.6 million (before deducting commissions and other offering expenses). As a result, following the fiscal year ended, the Company’s net cash position has improved to $54.9 million as of November 3, 2025.
●	In May 2025, the Company received formal approval from the US EPA that its battery recycling facility in McCarran, Nevada had been approved for classification to receive waste material under the “Comprehensive Environmental Response, Compensation, and Liability Act” (CERCLA). This certification allowed ABTC to be one of the only battery recyclers in the Western US to be capable of receiving batteries that had been damaged and classified as CERCLA waste, such as battery materials that had been involved in large scale battery energy storage system (BESS) thermal events and fires.
●	ABTC was awarded a contract and has already started receiving material for the recycling of up to 10,000 tonnes of damaged batteries from the Moss Landing BESS facility near Monterrey, CA. As one of the largest battery recycling projects in the history of the US, ABTC implemented several weeks of downtime within the quarter ended September 30, 20205 to implement facility upgrades to be able to successfully win this contract and process this immense amount of battery material.
●	The Company was selected for a competitively awarded $1 million agreement by the DOE’s Argonne National Laboratory ReCell Center to support the commercialization of one of its internally developed technologies for the domestic manufacturing of critical mineral lithium hydroxide.
●	The Company and Call2Recycle, the nation’s largest consumer battery stewardship and collection program, announced a strategic partnership to advance the recycling of lithium-ion batteries for consumers across the United States.
●	In August 2025, the Company’s Tonopah Flats Lithium Project was approved by the National Energy Dominance Council and the FAST-41 Permitting Council to become a Covered Priority Project for streamlined federal permitting.
●	The Company published the PreFeasibility Study (PFS) for its Tonopah Flats Lithium Project, which details the technical and financial roadmap for the commercialization of this domestic-US critical mineral lithium mine and refinery.

Components of Statements of Operations

The following table sets forth the Company’s operating results for the periods indicated:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Revenue	$937,589	$201,960	$735,629	364%
Cost of goods sold	4,454,231	2,542,641	1,911,590	75
Gross loss	(3,516,642)	(2,340,681)	(1,175,961)	50
Operating expense
General and administrative	3,628,127	5,009,841	(1,381,714)	(28)
Research and development	2,697,639	2,032,135	665,504	33
Exploration	290,951	420,507	(129,556)	(31)
Total operating expenses	6,616,717	7,462,483	(845,766)	(11)
Other income (expense)	(166,207)	(1,891,405)	1,725,198	(91)
Net loss	(10,299,566)	(11,694,569)	1,395,003	(12)

Revenue

During the three months ended September 30, 2025 and 2024, our revenue was $0.9 million and $0.2 million, respectively, which related to the sale of our black mass and byproducts resulting from recycling operations.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2025 and 2024 were $4.5 million and $2.5 million, respectively. The increase in cost of sales was primarily driven by higher headcount as the plant was commissioned, and employees were hired to support expanded production capacity. In addition, cost of goods sold reflects depreciation expense associated with the recycling facility fixed assets, which commenced upon the facility’s in-service date during the three months ended September 30, 2024. We expect these costs to be reduced as a percentage of revenue as we scale our production and gain efficiencies in the production process.

Management uses certain non-GAAP metrics to evaluate our operating and financial results. We believe the presentation of non-GAAP results is useful to investors for analysing business trends as well as to view the results from management’s perspective. Non-GAAP cost of goods sold excludes certain non-cash charges including depreciation expense and stock-based compensation. Non-GAAP results have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for our results reported under GAAP.

Operating Expenses

During the three months ended September 30, 2025, the Company incurred $6.6 million of operating expenses compared to $7.5 million of operating expenses during the three months ended September 30, 2024. The decrease is primarily due to the items described below:

General and administrative expenses consist of stock-based compensation, office expenses, legal, recruitment, business development, public relations, and general facility expenses. For the three months ended September 30, 2025, general and administrative expenses were $3.6 million, a decrease of $1.4 million from the same period in the prior year, primarily related to a decrease in payroll costs of $0.7 million, driven by changes in employee activity, resulting in a decrease in general and administrative expenses with a corresponding increase to research and development expenses; $0.5 million in stock compensation expense; and $0.2 million in accounting, audit and insurance expenses.

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the three months ended September 30, 2025 and 2024, were $2.7 million and $2.0 million, respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $0.3 million for the three months ended September 30, 2025, compared to $0.4 million during the same period in the prior year. The increase resulted principally from costs related to drilling, assaying, and engineering to further define and potentially upgrade the geological classification of the mineral rights.

Other Income (Expense)

Other expense was $0.2 million in the three months ended September 30, 2025, versus other expense of $1.9 million during the same period in the prior year. The changes for the three months ended September 30, 2025 primarily resulted from a change in fair value of the derivative liability of $0.7 million (see Note 13 of the condensed consolidated financial statements for further detail), $0.7 loss on debt extinguishment, $0.6 million loss on private placement, $0.2 million for change in fair value of liability classified instruments, and a decrease in the amortization and accretion of financing costs of $0.9 million.

Liquidity and Capital Resources

At September 30, 2025, the Company had available cash of $30.1 million and total assets of $101.5 million compared to available cash of $7.5 million and total assets of $84.5 million at June 30, 2025. The increase of cash is due to the raising of capital through the exercising of warrant agreements, utilization of the ATM sales agreement with Virtu Americas, LLC, and revenue from sales of its products.

The Company had total current liabilities of $5.3 million at September 30, 2025, compared to $13.7 million at June 30, 2025. The decrease related to conversion of the debt as discussed in Note 11 and timing of payments for accounts payable and accrued expenses.

As of September 30, 2025, the Company had working capital of $35.4 million compared to $10.9 million at June 30, 2025.

Cash Flows

For the three months ended September 30:

	September 30, 2025	September 30, 2024
Cash Flows used in Operating Activities	$(7,138,756)	$(5,552,350)
Cash Flows used in Investing Activities	(708,307)	(863,158)
Cash Flows provided by Financing Activities	26,295,257	5,182,758
Net Increase (Decrease) in Cash During the Period	18,448,194	(1,232,750)

Cash from Operating Activities.

During the three months ended September 30, 2025, the Company used $7.1 million of cash for operating activities, compared to use of $5.6 million during the three months ended September 30, 2024. In both periods, the cash used supported an increased scale of operations including increased employee headcount and personnel costs, increased production, and increased administrative costs.

Cash from Investing Activities

During the three months ended September 30, 2025, the Company used cash in investing activities of $0.8 million for acquisition of property and equipment for its recycling facilities. This is in comparison to cash used in investing activities of $0.9 million for the three months ended September 30, 2024. The decrease in purchases reflects the completion of major capital investments, as the recycling plant has transitioned from expansion to fully operational status.

Cash from Financing Activities

During the three months ended September 30, 2025, the Company had cash provided by financing activities of $26.3 million, compared to $5.2 million provided during the three months ended September 30, 2024. The Company has relied on equity and debt financing to support its increased operating activities, the ramp up of the recycling plant, development of the lithium claystone pilot plant, and upgrades to the geological classification of its Tonopah Flats claims through additional studies and assessments.

The Company received proceeds of $26.3 million from equity financings during the three months ended September 30, 2025, compared to $8.8 million in the prior year period. In the three months ended September 30, 2024, equity financing proceeds were offset by the repayment of $3.6 million of notes payable, with no new borrowings during that period. In the current period, the carrying value of notes payable totaling $8.0 million was fully extinguished through conversion to equity, and no amounts remain outstanding.

Working Capital

	September 30, 2025	June 30, 2025
Current Assets	$41,517,511	$29,532,110
Restricted Cash	(800,000)	(5,000,000)
Current Liabilities	5,315,772	(13,668,605)
Working Capital	35,401,739	10,863,505

Future Financing

The Company will continue to rely on sales of our common shares, debt, or other financing to fund our business operations as needed beyond any revenue generated from internal operations and the government tax credits and grants we have been awarded. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the securities or arrange for debt or other financing to fund planned operating activities, acquisitions, and exploration activities.

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

While some of our significant accounting policies are more fully described in Note 3, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, all our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are not effective, based on the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of September 30, 2025, our internal control over financial reporting was not effective, due to the material weakness in internal control over financial reporting, described below.

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

Material Weakness in Internal Control over Financial Reporting

The Company did not maintain proper segregation of duties related to accounting processes. As a consequence, the internal control deficiency related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes.

Remediation Plan

Remediation Efforts for Identified Material Weaknesses

We have implemented, and are continuing to design and implement, measures to remediate the control deficiency that resulted in the material weakness identified in our internal control over financial reporting.

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

We will consider the material weakness remediated when the relevant controls have been fully implemented, have operated for a sufficient period of time, and when management has concluded, through testing, that these controls are operating effectively. We expect to remediate the material weakness by the end of fiscal year 2026. As we continue to monitor and evaluate the effectiveness of our internal control over financial reporting, we may implement additional changes or enhancements as deemed necessary.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, under “Item 1A - Risk Factors”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Our Company is engaged in exploration activities that currently do not require a Mine Safety and Health Administration ID. We employ Best Management Practices in regard to our employee and contractor’s safety.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		September 12, 2022	10-K	3.1
3.2	Certificate of Change to Articles of Incorporation		September 11, 2023	8-K	3.1
3.3	Certificate of Amendment to Articles of Incorporation		November 14, 2024	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		October 8, 2019	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		February 19, 2020	8-K	3.1
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		November 5, 2020	8-K	3.1
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock		September 20, 2024	8-K	3.1
3.8	Amended and Restated Bylaws of American Battery Technology Company, dated October 14, 2025		October 15, 2025	8-K	3.1
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

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

AMERICAN BATTERY TECHNOLOGY COMPANY

(Registrant)

Date: November 6, 2025	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Jesse Deutsch
Jesse Deutsch
Interim Chief Financial Officer (Principal Accounting Officer)

