Form 10-Q
period 2025-12-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2026-02-05
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares of common stock outstanding as of February 3, 2026 was 131,709,245.

American Battery Technology Company and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Balance Sheets

	December 31, 2025	June 30, 2025
ASSETS

Cash	$47,894,544	$7,474,304
Accounts receivable	4,169,522	2,799,603
Inventory (Note 4)	284,701	408,147
Grants receivable (Note 5)	450,048	244,238
Prepaid expenses and other	5,702,685	2,884,899
Subscription receivable	-	925,077
Restricted cash	800,000	5,000,000
Assets held-for-sale (Note 7)	3,752,344	9,795,842

Total current assets	63,053,844	29,532,110

Property and equipment, net (Note 6)	50,394,349	45,469,853
Mining properties (Note 8)	8,892,707	8,392,977
Intangible assets (Note 9)	766,694	766,694
Right-of-use asset (Note 12)	234,883	296,157

Total assets	$123,342,477	$84,457,791

LIABILITIES & STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities (Note 10)	$4,113,407	$5,822,987
Operating lease liability	123,421	115,863
Notes payable (Note 11)	-	7,729,755

Total current liabilities	4,236,828	13,668,605

Operating lease liability, long-term	126,994	190,163

Total liabilities	4,363,822	13,858,768

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 131,033,324 and 97,398,519 common shares as of December 31, 2025 and June 30, 2025, respectively	131,030	97,396

Additional paid-in capital	398,519,119	329,667,507
Common stock issuable	-	925,077
Accumulated deficit	(279,671,494)	(260,090,957)

Total stockholders’ equity	118,978,655	70,599,023

Total liabilities and stockholders’ equity	$123,342,477	$84,457,791

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Operations

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
Revenue	$4,759,831	$332,440	$5,697,420	$534,400
Cost of goods sold	6,359,208	3,305,743	10,813,439	5,848,384
Gross loss	(1,599,377)	(2,973,303)	(5,116,019)	(5,313,984)

Expenses:
General and administrative	$3,909,374	$7,673,022	$7,537,501	$12,682,863
Research and development	3,817,635	2,919,865	6,515,274	4,952,000
Exploration costs	548,100	234,568	839,051	655,075
Total operating expenses	8,275,109	10,827,455	14,891,826	18,289,938

Net loss before other income (expense)	(9,874,486)	(13,800,758)	(20,007,845)	(23,603,922)

Other income (expense)
Interest income (expense)	312,089	597	305,620	(3,978)
Amortization and accretion of financing costs	-	(732,197)	(307,428)	(1,904,546)
Change in fair value of derivative liability	-	-	-	705,184
Loss on debt extinguishment	-	-	-	(675,648)
Loss on private placement	-	-	-	(567,161)
Change in fair value of liability-classified financial instruments	-	1,116,388	-	875,100
Other income	281,426	15,464	429,116	79,896
Total other income (expense)	593,515	400,252	427,308	(1,491,153)

Net loss	$(9,280,971)	$(13,400,506)	$(19,580,537)	$(25,095,075)

Net loss per share, basic and diluted	$(0.07)	$(0.18)	$(0.16)	$(0.35)
Weighted average shares outstanding	129,287,997	75,315,210	120,761,542	72,123,576

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six months ended December 31, 2025:

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2025	–	$–	97,398,519	$97,396	$329,667,507	$925,077	$(260,090,957)	$70,599,023
Shares issued upon vesting of share-based awards	-	-	1,193,920	1,194	(1,194)	-	-	-
Stock-based compensation expense	-	-	-	-	2,280,860	-	-	2,280,860
Shares issued pursuant to an At-The-Market offering	-	-	8,217,533	8,217	21,887,040	(877,270)	-	21,017,987
Shares issued pursuant to conversion of debt payments to common stock	-	-	9,501,950	9,502	7,990,498	-	-	8,000,000
Shares issued pursuant to warrant exercises	-	-	4,000,000	4,000	4,396,000	-	-	4,400,000
Net loss for the period	-	-	-	-	-	-	(10,299,566)	(10,299,566)
Balance, September 30, 2025	-	-	120,311,922	$120,309	$366,220,711	$47,807	$(270,390,523)	$95,998,304
Shares issued upon vesting of share-based awards	-	-	1,230,959	1,231	(1,231)	-	-	-
Stock-based compensation expense	-	-	-	-	3,250,608	-	-	3,250,608
Shares issued pursuant to an At-The-Market offering	-	-	4,217,348	4,217	23,259,438	(47,807)	-	23,215,848
Shares issued pursuant to conversion of debt payments to common stock	-	-	-	-	-	-	-	-
Shares issued pursuant to warrant exercises	-	-	5,004,271	5,004	5,578,016	-	-	5,583,020
Issuance of common shares under the Employee Stock Purchase Plan			268,824	269	211,577			211,846
Net loss for the period	-	-	-	-	-	-	(9,280,971)	(9,280,971)
Balance, December 31, 2025	-	-	131,033,324	$131,030	$398,519,119	$-	$(279,671,494)	$118,978,655

Six months ended December 31, 2024:

	Preferred Stock		Common Shares		Additional Paid-In	Common Stock Issuable	Accumulated
	Shares	Amount	Number	Amount	Capital	(receivable)	Deficit	Total
Balance, June 30, 2024	-	-	64,061,763	$64,059	$275,589,383	(857,470)	$(213,328,332)	$61,467,640
Shares issued upon vesting of share-based awards	-	-	353,221	353	(353)	-	-	-
Stock-based compensation expense	-	-	-	-	2,420,747	-	-	2,420,747
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	5,938,786	5,939	6,218,486	102,743	-	6,327,168
Settlement of receivable pursuant to share purchase agreement	-	-	487,838	488	607,848	(608,336)	-	-
Reclassification of equity-linked contracts to liabilities	-	-	-	-	(502,627)	-	-	(502,627)
Issuance of Series D Redeemable Preferred shares	5	100	-	-	-	-	-	100
Issuance of common shares and warrants pursuant to subscription agreements	-	-	1,774,213	1,774	533,623	-	-	535,397
Shares issued pursuant to debt extinguishment	-	-	726,216	726	740,014	-	-	740,740
Settlement of receivable pursuant to share purchase agreement (Tysadco)	-	-	-	-	-	50,000	-	50,000
Net loss for the period	-	-	-	-	-	-	(11,694,569)	(11,694,569)
Balance, September 30, 2024	5	100	73,342,037	$73,339	$285,607,121	$(1,313,063)	$(225,022,901)	$59,344,596
Repurchase of Series D Redeemable Preferred shares	(5)	(100)	-	-	-	-	-	(100)
Shares issued upon vesting of share-based awards	-	-	1,073,399	1,074	(1,074)	-	-	-
Issuance of common shares under the Employee Stock Purchase Plan	-	-	177,440	178	140,568	-	-	140,746
Reclassification of equity-classified awards from equity compensation liability	-	-	-	-	467,191	-	-	467,191
Stock-based compensation expense	-	-	-	-	6,330,914	-	-	6,330,914
Shares issued pursuant an At-The-Market offering	-	-	690,553	690	695,774	(102,743)	-	593,721
Reclassification of derivative equity instruments from long-term liabilities	-	-	-	-	2,066,569	-	-	2,066,569
Rescission of common shares and warrants pursuant to subscription agreements	-	-	(875,000)	(875)	-	-	-	(875)
Shares issued pursuant to troubled debt restructuring	-	-	1,210,360	1,210	1,142,580	-	-	1,143,790
Issuance of common shares and warrants pursuant to registered direct offerings	-	-	8,773,586	8,774	13,902,226	-	-	13,911,000
Net loss for the period	-	-	-	-	-	-	(13,400,506)	(13,400,506)
Balance, December 31, 2024	-	$-	84,392,375	$84,390	$310,351,869	$(1,415,806)	$(238,423,407)	$70,597,046

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended December 31, 2025	Six months ended December 31, 2024

Cash Flows From Operating Activities:

Net loss	$(19,580,537)	$(25,095,075)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	2,775,031	2,518,001
Accretion of financing costs	307,428	1,904,546
Amortization of right-of-use asset	61,274	52,315
Write-down of inventory to net realizable value	357,466	2,394,274
Stock-based compensation	5,531,468	9,502,030
Change in fair value of derivative liability	-	(705,184)
Change in fair value of conversion option	-	(138,060)
Change in fair value of liability-classified equity-linked contracts	-	(737,040)
Loss on debt extinguishment	-	675,648
Loss on private placement	-	567,161

Changes in operating assets and liabilities:

Accounts receivable	(1,369,919)	(95,476)
Inventory	(234,020)	(2,814,057)
Grants receivable	(205,810)	164,403
Prepaid expenses and other	(2,817,786)	1,285,820
Accounts payable and accrued liabilities	(1,714,369)	(2,053,400)
Operating lease liability	(55,611)	(241,884)

Net Cash Used in Operating Activities	(16,945,385)	(12,815,978)

Cash Flows From Investing Activities:

Purchase of mineral properties	(499,730)
Acquisition of property and equipment	(1,688,423)	(1,509,581)

Net Cash Used in Investing Activities	(2,188,153)	(1,509,581)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares through At-The-Market offering	45,513,181	7,579,122
Payment of issuance costs of common shares through At-The-Market Offering	(354,269)	-
Proceeds from employee stock purchase plan	211,846	140,746
Proceeds from subscription agreements	-	1,900,000
Proceeds from registered direct offerings	-	15,000,000
Payment of issuance costs, registered direct offerings	-	(1,089,000)
Proceeds from exercise of share purchase warrants	9,983,020	-
Proceeds from notes payable, net of issuance costs	-	9,900,000
Principal paid on notes payable	-	(5,483,333)

Net Cash Provided by Financing Activities	55,353,778	27,947,535

Increase in Cash and Restricted Cash	36,220,240	13,621,976

Cash and Restricted Cash - Beginning of Period	12,474,304	7,001,786

Cash and Restricted Cash - End of Period	$48,694,544	$20,623,762

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

2. Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of $47.9 million and an accumulated deficit of $279.7 million. The Company incurred negative cash flows from operating activities of $16.9 million for the six months ended December 31, 2025, and $28.9 million for the fiscal year ended June 30, 2025 (“fiscal year 2025”). The Company has incurred operating losses since its inception, and management anticipates that our operating losses will lessen in the near term due to revenue growth and the pursuit of ongoing cost efficiencies. The Company’s primary sources of capital to date have been from its registered direct offerings, ATM sales agreement with Virtu Americas, LLC, proceeds from awarded government contracts, and revenue from sales of its products.

Management believes that the Company’s cash and cash equivalents as of December 31, 2025 and anticipated revenue from sales of our products, are sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

The condensed consolidated balance sheet at December 31, 2025, the condensed consolidated statements of operations and stockholders’ equity for the three and six months ended December 31, 2025 and 2024, and the condensed consolidated statements of cash flow for the six months ended December 31, 2025 and 2024, are unaudited, but include all adjustments, consisting of normal recurring adjustments, the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the six months ended December 31, 2025, are not necessarily indicative of results to be expected for the year ending June 30, 2026, or for any future interim period. The condensed consolidated balance sheet at June 30, 2025, has been derived from audited financial statements; however, the condensed consolidated financial statements as of December 31, 2025, do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on September 18, 2025. The Company’s consolidated subsidiaries consist of its wholly owned subsidiaries, LithiumOre Corporation (formerly Lithortech Resources Inc), and ABTC 2500 Peru LLC (formerly Aqua Metals Transfer LLC).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2025, cash equivalents included approximately $40.1 million invested in money market funds. These funds invest in short-term U.S. government securities and are highly liquid. Management considers these investments to be cash equivalents due to their short-term nature, high liquidity, and insignificant risk of changes in value. The Company did not have any cash equivalents as of June 30, 2025.

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

As of December 31, 2025, the Company had cash of $0.8 million classified as restricted cash. These funds are restricted under letters of credit issued for surety bond collateral and a vendor agreement for supply of feedstock. Restricted cash is not available for general corporate purposes until the underlying obligations are satisfied, or the letters of credit are released.

Prepaid Expenses and Other

Prepaid expenses consist primarily of amounts paid in advance for goods and services to be received in future periods, including insurance, software licenses, maintenance contracts, and other operating costs. Prepaid expenses also include down payments and advance payments made in connection with the purchase of property and equipment that has not yet been placed in service. Prepaid expenses are recorded as current and are amortized to expense or reclassified to property and equipment over the period in which the related benefits are realized.

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

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. For the six months ended December 31, 2025 and 2024, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Cost of Goods Sold

Cost of goods sold includes the cost of the recycled products and byproducts delivered to our customers. It includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs, lower of cost or net realizable value charges, and shipping and logistics costs.

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

The Company’s fair value measurements included the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. As of December 31, 2024, the Company reclassified derivative liabilities and liability-classified equity-linked contracts from long-term liabilities to equity. No derivative instruments were issued during the six months ended December 31, 2025; accordingly, fair value measurement was not required. See Note 13 for further discussion.

The Company’s fair value measurements include the valuation of the assets held-for-sale as of December 31, 2025, and June 30, 2025. See Note 7 for relevant fair value disclosures.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” As amended by ASU 2025-01, this guidance requires disclosures in the notes to financial statements of specified information about certain costs and expenses. It clarifies which certain costs and expenses that are included in cost of sales and selling, general, and administrative expense categories that should be disclosed with qualitative descriptions of amounts that are not separately disaggregated quantitatively. Additionally, it requires disclosure of total amounts of selling expenses and an entity’s definition of selling expense. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the condensed consolidated financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which provides authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under this guidance, a government grant is defined as a transfer of a monetary asset or tangible nonmonetary asset from a government (other than in an exchange transaction) that is subject to conditions the entity must satisfy in order to receive the benefit. ASU 2025-10 is effective for annual periods beginning after December 15, 2028 (including interim periods therein). Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” to clarify the applicability, form, content, and disclosure requirements for interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The amendments in this update refine the guidance in ASC Topic 270 by providing a comprehensive list of required interim disclosures and codifying a disclosure principle that requires the Company to disclose events and changes that occur after the end of the most recent annual reporting period that have, or are reasonably expected to have, a material impact on its financial position, results of operations, or cash flows. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the condensed consolidated financial statements.

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

	December 31, 2025	June 30, 2025
Raw materials	$224,878	$216,052
Finished goods	59,823	192,095
Total inventories	$284,701	$408,147

5. Government Grants and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $0.5 million and $0.2 million at December 31, 2025 and June 30, 2025, respectively. The Company recognizes invoiced government funds as an offset to research and development costs in the period the qualifying costs were incurred. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful lives.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of December 31, 2025, this project has been completed and the contract closed with cumulative funds invoiced totaling $2.3 million, which represents 100% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company received reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award was for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022, and this contract award project concluded on September 30, 2024. As of December 31, 2025, this project has been completed and the contract closed with the cumulative funds invoiced and collected for this grant totalled $0.5 million, which represents 100% of the total eligible reimbursements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

On October 21, 2022, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of December 31, 2025, the cumulative funds invoiced and collected for this grant totaled $5.9 million, which represented 10% of the total eligible reimbursements. As of December 31, 2025, $0.4 million was an outstanding receivable on the condensed consolidated balance sheet. On October 9, 2025, the DOE notified the Company that the grant was terminated, effective as of the end of the budget period ending August 31, 2025. On October 10, 2025, the Company submitted an appeal of the termination and intends to pursue its dispute resolution remedies in connection with the termination of the grant.

On November 17, 2022, the DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of December 31, 2025, the cumulative funds invoiced and collected for this grant totalled $2.5 million, which represents 25% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (“48C”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the U.S. DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) in Storey County, Nevada. As of December 31, 2025, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of December 31, 2025, the Company has not incurred any qualifying expenditure toward this tax credit.

On September 23, 2024, the DOE announced that the Company had been selected for award negotiations for a competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility. On December 18, 2024, the Company received a contracted grant award for $144 million of federal investment by the DOE, with these funds awarded to the Company and an additional $6.4 million awarded to its subcontractor Argonne National Laboratory, to support the construction of a new lithium-ion battery recycling facility. The Company began receiving funds related to this award during the period ending March 31, 2025. As of December 31, 2025, the cumulative funds invoiced for this grant totalled $2.0 million, which represents 1.4% of the total eligible reimbursements. As of December 31, 2025, $0.1 million was an outstanding receivable on the condensed consolidated balance sheet.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

6. Property and Equipment

The table below presents the property and equipment as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Land	$11,225,956	$11,225,956
Building	16,699,093	16,653,019
Construction in progress	6,233,151	-
Equipment and vehicles	25,784,069	24,363,000
	59,942,269	52,241,975
Less: accumulated depreciation	(9,547,920)	(6,772,122)
Property and equipment, net	$50,394,349	$45,469,853

The Company recognized depreciation expense of $2.8 million and $2.5 million for the six months ended December 31, 2025 and 2024, respectively.

7. Assets Held for Sale

Prior to June 30, 2025, the Company classified land and a building at its Fernley, Nevada location as assets held for sale. On July 28, 2025, a potential buyer for such property terminated the agreement governing such proposed sale. The Company plans to make improvements to the property in fiscal year 2026, including obtaining a final certificate of occupancy and completing other upgrades. The property, with a carrying value of approximately $6.0 million, was reclassified into property and equipment as construction in progress during the six months ended December 31, 2025.

As of March 31, 2025, the Company reclassified certain water rights with a carrying value of $3.8 million to assets held for sale in the condensed consolidated balance sheet. This reclassification follows the Company’s decision to actively market these water rights for sale to unrelated third parties.

As of December 31, 2025, there were no additional impairments on the assets held for sale.

8. Mining Properties

On July 21, 2022, the Company exercised the option to purchase the rights to unpatented lode claims in Tonopah, Nevada for a total consideration of $8.2 million.

In December 2023, the Company entered into a vacant land offer and acceptance agreement for the Company’s acquisition of certain mineral patents totaling $0.2 million which was capitalized to mining properties.

In June 2025, the TFLP was selected by the National Energy Dominance Council (NEDC) and the FAST-41 Permitting Council as a Transparency Priority Project. This designation highlights the project’s role in advancing domestic critical mineral lithium production and supporting U.S. energy independence. In August 2025, the TFLP was further approved by the FAST-41 Permitting Council as a Covered Priority Project, which provided additional resources to streamlining the permitting efforts for this project. The project is featured on the FAST-41 Permitting Dashboard.

The Company capitalizes costs incurred to acquire, explore, evaluate, and develop mineral properties once proven and probable mineral reserves have been established and the project is deemed economically and technically feasible. Prior to the establishment of proven and probable reserves, exploration and evaluation costs are expensed as incurred. Capitalized costs are recorded as mineral properties and mine development assets and are amortized using the units-of-production method over the estimated recoverable proven and probable reserves of the related mine, beginning when production commences. During the three and six months ended December 31, 2025, the Company capitalized approximately $0.5 million of mine development and related costs associated with activities that improved access to proven and probable reserves.

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

The table below presents total intangible assets at:

	December 31, 2025	June 30, 2025
Water rights	$766,694	$766,694

10. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	December 31, 2025	June 30, 2025
Trade payables	$432,528	$417,195
Fixed assets in trade payables	53,628	283,278
Accrued expenses	3,627,251	5,122,514
Total accounts payable and accrued liabilities	$4,113,407	$5,822,987

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

11. Notes Payable

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company can sell to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”), of which $25.0 million was initially received. The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the condensed consolidated statements of operations. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the six months ended December 31, 2024, the Company recorded a gain of $0.7 million within the change in fair value of the derivative liability in the condensed consolidated statements of operations. As of December 31, 2024, the fair value of the derivative liability was determined to be nil given the expiration of the freestanding call option on October 1, 2024. No derivative instruments requiring liability-classification were outstanding during the period from December 1, 2024 through June 30, 2025, and there has been no related activity since the option’s expiration; accordingly, fair value measurement was not required.

The carrying value, net of debt discount and issuance costs, was being accreted over the term of the Notes from date of issuance to date of full repayment, in August 2025, based on partial redemption payments, using the effective interest rate method.

On September 13, 2024, the Notes were amended to allow payment of principal totaling $0.6 million in common shares of the Company in lieu of cash, with the remaining principal due in September 2024, deferred to October 2024. Subsequent to September 30, 2024, further payment on the Notes had been deferred by the Buyers while negotiations on a potential amendment to the Notes are on-going. Total common shares of 726,216 were issued with a fair market value of $0.7 million. The Notes were also amended to increase the conversion option rate. The Company concluded that the amendment to the Notes was an extinguishment for accounting purposes due to the increase in the conversion option fair value. The Company recognized a $0.7 million loss on extinguishment in the condensed consolidated statement of operations for the three and six months ended December 31, 2024, comprised of the write-off of the remaining debt discount and debt issuance costs of $0.6 million and the excess of fair value of the common shares paid in lieu of cash over the principal owed of $0.1 million.

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

As of December 31, 2025, because of the conversions discussed above, the carrying value of the notes payable of $8,000,000 was fully extinguished, and no amounts remain outstanding under the notes. No gain or loss was recognized on the conversion.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the six months ending December 31, 2025 and 2024, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company leases office space under a non-cancelable operating lease agreement. The lease commenced December 1, 2024, and has a lease term of three years, expiring on November 30, 2027. The lease includes an option to renew for an additional two years; however, the Company is not reasonably certain to exercise the renewal option. Therefore, the renewal period has not been included in the calculation of the lease liability and the right-of-use asset in accordance with ASC 842. The Company occupies other office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. The Company does not have any finance leases as of December 31, 2025 and 2024.

Operating lease right-of-use assets are presented within the asset section of the Company’s condensed consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s condensed consolidated balance sheets at December 31, 2025 and June 30, 2025.

The table below presents information related to the components of lease expense for the six months ended December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Operating lease cost	$353,551	$170,000

The table below presents total operating lease RoU assets and lease liabilities at:

	December 31, 2025	June 30, 2025
Operating lease right-of-use asset	$234,883	$296,157
Operating lease liabilities	$250,415	$306,026

The table below presents the maturities of operating lease liabilities as of December 31, 2025:

June 30, 2026, remaining	$69,272
June 30, 2027	141,810
June 30, 2028	60,059
Total lease payments	271,141
Less: imputed interest	(20,726)

Total operating lease liabilities	$250,415

Operating lease liabilities, current	$123,421
Operating lease liabilities, non-current	$126,994

The table below presents the weighted average remaining lease term for operating leases and the weighted average discount rate used in calculating operating lease right-of-use asset as of December 31, 2025.

Weighted average lease term (years)	1.92
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

13. Derivative Liabilities

During the six months ended December 31, 2024 the Company’s embedded conversion feature on its convertible notes and its outstanding warrants had been treated as derivative liabilities for accounting purposes under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” due to insufficient authorized shares to settle these outstanding equity-linked contracts, while the terms of these instruments still allowed the holders to exercise which would require the Company to net-cash settle the instrument. In such cases, the Company adopted a sequencing approach under ASC 815-40 to determine the classification of its equity-linked financial instruments at issuance and at each subsequent reporting date. Under this sequencing policy, the Company reclassified to liabilities those equity-linked financial instruments with the most recent issuance or modification date. The derivative liabilities were initially recorded at fair value and subsequently re-valued each reporting date, with changes in fair value reported in the condensed consolidated statements of operations. The Company utilized the Black-Scholes option-pricing model to value the derivative liabilities at initial reclassification and subsequent valuation dates, adjusted for instrument-specific terms as applicable.

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

During the period December 31, 2024 through December 31, 2025, there was no activity related to the Company’s derivative liability instruments and the balance of derivative liabilities remained unchanged throughout this period.

The table below sets forth the Black-Scholes inputs and assumptions for the Company’s valuation and re-valuation of its derivative liabilities for the period ending December 31:

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

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on December 31, 2025 and June 30, 2025.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on December 31, 2025 and June 30, 2025.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on December 31, 2025 and June 30, 2025.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series D Preferred Stock issued and outstanding on December 31, 2025 and June 30, 2025.

Common Stock

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Six months ended December 31, 2025:

During the period, the Company issued 1,230,959 common shares upon vesting of share-based awards.

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, subject to the terms and conditions of the Sales Agreement. On September 19, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-252492) related to the offer and sale from time to time of the Shares having an aggregate offering price of up to $50,000,000. On November 7, 2025, the Company filed an automatic registration statement on Form S-3ASR (File No. 333-291387), which included a prospectus supplement that increased the amount of Shares that could be offered and sold from time to time to an aggregate offering price up to $100,000,000. During the period, the Company sold 12,434,881 Shares pursuant to the ATM sales agreement, for total proceeds of $45.2 million.

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

On October 27, 2025, a holder of warrants exercised 250,000 common stock warrants at an exercise price of $1.00 per share. The warrant exercise resulted in gross proceeds of approximately $0.3 million to the Company. The shares were issued in accordance with the original warrant terms.

On November 10, 2025, a holder of warrants exercised 50,000 common stock warrants at an exercise price of $1.00 per share. The warrant exercise resulted in gross proceeds of approximately $50,000 to the Company. The shares were issued in accordance with the original warrant terms.

During the three months ended December 31, 2025, holders of warrants to purchase an aggregate of 3,287,875 shares of the Company’s common stock exercised their warrants on a cashless basis in accordance with the terms of the warrant agreements. In connection with the cashless exercises, the Company issued an aggregate of 2,817,478 shares of common stock and no cash proceeds were received.

The Company issued 9,501,950 common shares to the Note holders pursuant to the debt conversion option in lieu of cash payment of $8.0 million (see Note 11). The carrying value of the common shares issued of $8.0 million was recorded in additional paid-in capital.

The Company had the following potentially dilutive shares outstanding as of December 31:

	December 31, 2025	December 31, 2024
Convertible notes	-	13,282,344
Warrants	12,968,769	16,138,037
Share awards outstanding	13,606,551	8,052,791
Total potentially dilutive	26,575,320	37,473,172

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

15. Share Purchase Warrants

During the six months ended December 31, 2025, there were 9,004,271 common shares issued related to warrants exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2025	17,380,150	$5.28
Granted	5,279,660	1.01
Exercised	(4,000,000)	1.10
Forfeited	(166,378)	4.80
Expired	-	-
Balance, September 30, 2025	18,493,432	$5.01	3.56	$-
Granted	-	-
Exercised	(5,474,663)	1.63
Forfeited	-	-
Expired	(50,000)	1.00
Balance, December 31, 2025	12,968,769	$6.39	3.22	$-
Exercisable, December 31, 2025	8,999,315	$8.56	3.09	$-

16. Equity Compensation Awards

The Company has established the 2021 Equity Incentive Plan (“the Retention Plan”) to issue shares in the effort to retain key executives, directors, and employees. The Retention Plan allows for several different types of awards to be granted, including but not limited to, restricted share units and restricted share awards, collectively referred to as “share awards”. Share awards generally have the same expense characteristics under US GAAP and generally vest over a four-year period at a rate of 25% per annum.

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the six months ended December 31, 2025, the Company granted 8.9 million share awards under the Retention Plan.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The table below reflects the share award activity for the six months ended December 31, 2025:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2025	8,583,466	$1.93
Granted	8,029,895	2.13
Vested	(1,537,760)	2.39
Forfeitures	(965,073)	$2.29
Unvested awards at September 30, 2025	14,110,528	$1.97
Granted	860,625	2.80
Vested	(1,199,690)	2.31
Forfeitures	(164,912)	$1.92
Unvested awards at December 31, 2025	13,606,551	$1.99

As awards are granted, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Compensation-Stock Compensation.” The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the six months ended December 31, 2025, totaled $4.0 million.

The Company recognized stock-based compensation expense of $5.5 million and $9.5 million for the six months ended December 31, 2025 and 2024, respectively. Of these amounts, $1.5 million and $3.9 million, respectively, were related to officers and directors of the Company. For the six months ended December 31, 2025 and 2024, total stock-based compensation expense included $0.9 million and $2.5 million, respectively, related to warrants awarded to officers of the Company.

As of December 31, 2025, there were approximately $16.6 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 3.2 years.

The table below presents the stock-based compensation expense per respective line item on the condensed consolidated statements of operations for the six months ended December 31:

	December 31, 2025	December 31, 2024

Cost of goods sold	$631,815	$267,449
General and administrative	2,252,062	6,836,740
Research and development	2,570,962	2,295,427
Exploration	76,629	102,417
Total stock-based compensation	$5,531,468	$9,502,030

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

Revenue from five major customers during the six months ended December 31, 2025 and two major customers for the six months ended December 31, 2024 accounted for 91% and 74%, respectively of the revenue for those periods.

Substantially all of the Company’s long-lived assets and operating lease right-of-use assets were located in the United States as of December 31, 2025 and June 30, 2025.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

18. Supplemental Statement of Cash Flow Disclosures

For the six months ended December 31:

	December 31, 2025	December 31, 2024

Supplemental disclosures:

Interest paid	$15,896	$4,575

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	53,628	225,104
Assets transferred from assets held-for-sale to property and equipment	6,043,498	-
Right-of-use asset obtained in exchange for lease liability	-	367,643
Debt payment satisfied with common shares	8,000,000	1,742,580
Payable recognized upon rescission of subscription agreement	-	875,000

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2027, and the Lab lease expired on November 30, 2025. The lab lease was operating on a month-to-month basis until the new agreement was finalized January 22, 2026 with a new expiration date of January 31, 2027. Consistent with the guidance in ASC 842, the Company has recorded the principal office lease in its condensed consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 12.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance the Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2025, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

20. Subsequent Events

On January 25, 2026, the Board of Directors of the Company appointed Alejandro Flores Arteaga to serve as Chief Financial Officer of the Company, effective February 9, 2026. Jesse Deutsch, the Interim Chief Financial Officer, will retire from his current position, effective February 9, 2026, though he will remain an employee of the Company through February 26, 2026, in order to support an effective transition of the role to Alejandro Flores Arteaga.

On January 26, 2026, Scott Jolcover notified the Company of his intent to retire and step down as Chief Mineral Resource Officer of the Company, effective January 31, 2026. Mr. Jolcover will remain with the Company following his resignation in a consulting role.

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

Overview

American Battery Technology Company (the “Company”) is a growth-stage company in the lithium–ion battery industry that is working to increase the domestic U.S. production of battery materials, such as lithium, nickel, cobalt, and manganese through its: (i) exploration of new, United States based primary resources of battery materials, (ii) development and commercialization of new technologies for the extraction of these battery materials from primary resources, and (iii) commercialization of an internally developed integrated process for the recycling of lithium–ion batteries. Through this three–pronged approach the Company is working to both increase the domestic production of these battery materials, and to ensure spent batteries have their elemental battery metals returned to the domestic manufacturing supply chain in an economical, environmentally-conscious, closed–loop fashion.

To implement this business strategy, the Company has constructed its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, battery energy storage system (“BESS”), and consumer electronics industries. The ramp-up and operation of this facility remain top priorities, and the Company has significantly expanded resources to support its development. These efforts include hiring additional technical staff, expanding laboratory facilities, and purchasing equipment. As a result, the Company generated its first revenue in the fourth quarter of fiscal year 2024 and achieved continued growth in production volumes and revenue through December 31, 2025.

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

On March 28, 2024, the Company was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (the “48C program”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at the Company’s battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) near Reno, Nevada. As of December 31, 2025, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, the Company was selected for an additional $40.5 million tax credit through the 48C program to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. This award was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. As of December 31, 2025, the Company has not incurred any qualifying expenditures towards this tax credit.

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

The TFLP is one of the largest identified lithium resources in the United States, and the Company recently published a Pre-Feasibility Study (“PFS”) that details inferred, indicated, and measured resources and proven and probable reserves at this property, as well as the technical and financial roadmap for bringing the associated lithium mine and lithium hydroxide monohydrate (“LHM”) refinery to commercialization. This PFS has estimated that the TFLP contains approximately 21.3 million tonnes LHM resource, with 2.7 million tonnes of LHM further classified as proven and probable reserves. The total processing costs for manufacturing this battery grade LHM is projected to be $4,307 per tonne LHM. Inferred, indicated, and measured resources have lower levels of geological confidence than proven and probable reserves, and in certain cases may not be considered when assessing the economic viability of a mining project.

In June 2025, the TFLP was selected by the National Energy Dominance Council (NEDC) and the FAST-41 Permitting Council as a Transparency Priority Project. This designation highlights the project’s role in advancing domestic critical mineral lithium production and supporting U.S. energy independence. In August 2025, the TFLP was further approved by the FAST-41 Permitting Council as a Covered Priority Project, which provided additional resources to streamlining the permitting efforts for this project.

The project is featured on the FAST-41 Permitting Dashboard.

Fiscal Second Quarter 2026 Financial Highlights (Three Months):

●	Revenue was $4.8 million for the three months ended December 31, 2025, as compared to $0.3 million for the three months ended December 31, 2024.
●	Total cost of goods sold was $6.4 million for three months ended December 31, 2025, compared to $3.3 million for the three months ended December 31, 2024. Costs of goods sold for the three months ended December 31, 2025 included non-cash items, including depreciation of $1.1 million and stock-based compensation of $0.4 million. Excluding these non-cash items, cash cost of goods sold (a non-GAAP measure) for the three months ended December 31, 2025 was $4.9 million.

A reconciliation of cost of goods sold to cash cost of goods sold and adjusted gross margin (both are a non-GAAP measure) for the three months ended December 31, 2025 was as follows:

Description	Amount ($M)
Revenue	4.8
Cost of Goods Sold (GAAP)	6.4
Gross Margin	(1.6)

Description	Amount ($M)
Revenue	4.8
Cost of Goods Sold (GAAP)	6.4
Less: Depreciation Expense	(1.1)
Less: Stock-Based Compensation	(0.4)
Cash Cost of Goods Sold (Non-GAAP)	4.9
Adjusted Gross Margin	(0.1)

●	Gross loss on revenue was $1.6 million. However, excluding non-cash items, such as stock-based compensation and depreciation, adjusted gross loss (a non-GAAP measure) was $0.1 million.

Fiscal Year to Date 2026 Financial Highlights:

●	The Company had cash and cash equivalents of $48.7 million at December 31, 2025, of which $47.9 million was unrestricted. This was a $40.4 million increase in unrestricted cash from June 30, 2025.
●	Revenue was $5.7 million for the six months ended December 31, 2025, as compared to $0.5 million for the six months ended December 31, 2024.
●	Total cost of goods sold was $10.8 million for six months ended December 31, 2025, compared to $5.8 million for the six months ended December 31, 2024. Cost of goods sold for the six months ended December 31, 2025 included non-cash items, including depreciation of $2.0 million and stock-based compensation of $0.6 million. Excluding these non-cash items, cash cost of goods sold (a non-GAAP measure) for the six months ended December 31, 2025 was $8.2 million.

A reconciliation of cost of goods sold to cash cost of goods sold and adjusted gross margin (both are a non-GAAP measure) for the six months ended December 31, 2025 was as follows:

Description	Amount ($M)
Revenue	5.7
Cost of Goods Sold (GAAP)	10.8
Gross Margin	(5.1)

Description	Amount ($M)
Revenue	5.7
Cost of Goods Sold (GAAP)	10.8
Less: Depreciation Expense	(2.0)
Less: Stock-Based Compensation	(0.6)
Cash Cost of Goods Sold (Non-GAAP)	8.2
Adjusted Gross Margin	(2.5)

Components of Statements of Operations

The following table sets forth the Company’s operating results for the periods indicated:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	$ Change	% Change	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024	$ Change	% Change
Revenue	$4,759,831	$332,440	$4,427,391	1,332%	$5,697,420	$534,400	$5,163,020	966%
Cost of goods sold	6,359,208	3,305,743	3,053,465	92	10,813,439	5,848,384	4,965,055	85
Gross loss	(1,599,377)	(2,973,303)	1,373,926	(46)	(5,116,019)	(5,313,984)	197,965	(4)
Operating expense
General and administrative	3,909,374	7,673,022	(3,763,648)	(49)	7,537,501	12,682,863	(5,145,362)	(41)
Research and development	3,817,635	2,919,865	897,770	31	6,515,274	4,952,000	1,563,274	32
Exploration	548,100	234,568	313,532	134	839,051	655,075	183,976	28
Total operating expenses	8,275,109	10,827,455	(2,552,346)	(24)	14,891,826	18,289,938	(3398,112)	(19)
Other income (expense)	593,515	400,252	193,263	48	427,308	(1,491,153)	1,918,461	(129)
Net loss	(9,280,971)	(13,400,506)	4,119,355	(31)	(19,580,537)	(25,095,075)	5,514,538	(22)

Results of Operations for the Three Months Ended December 31, 2025 and 2024

Revenue

During the three months ended December 31, 2025 and 2024, our revenue was $4.8 million and $0.3 million, respectively, which related to the sale of our products and byproducts resulting from recycling operations. The increase in revenue was primarily driven by an increase in available feedstock, which enabled higher production throughput, as well as higher market prices for black mass and mixed metals byproducts during the current period, compared to the prior-year period.

Cost of Goods Sold

Cost of goods sold during the three months ended December 31, 2025 and 2024 were $6.4 million and $3.3 million, respectively. The increase in cost of sales was primarily driven by higher headcount and an increase in operations as the plant was commissioned, and employees were hired to support expanded production capacity. In addition, cost of goods sold reflects depreciation expense associated with the recycling facility fixed assets, which commenced upon the facility’s in-service date during the three months ended September 30, 2024. We expect these costs to be reduced as a percentage of revenue as we scale our production and gain efficiencies in the production process.

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

Operating Expenses

During the three months ended December 31, 2025, the Company incurred $8.3 million of operating expenses compared to $10.8 million of operating expenses during the three months ended December 31, 2024. The decrease is primarily due to the items described below:

General and administrative expenses consist of stock-based compensation, office expenses, legal, accounting, recruiting, business development, public relations, and general facility expenses. For the three months ended December 31, 2025, general and administrative expenses were $3.9 million, a decrease of $3.8 million from the same period in the prior year. A majority of the decrease is related to approximately $4.1 million of stock compensation expense associated with Fiscal 2026 executive performance milestones that is not recognizable as expense in the current quarter as the milestones were not finalized and approved by the board of directors until January 2026. This amount, in addition to the estimated expense for the quarter ended March 31, 2026, will be recognized as expense in that quarter.

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the three months ended December 31, 2025 and 2024, were $3.8 million and $2.9 million, respectively. The increase is primarily related to an increase in stock compensation and payroll for $0.8 million as the Company hired additional engineers and technical program managers to support the operations of the Plant and the progression of the Tonopah project through the PFS and NEPA processes. The increase in stock compensation during the three months ended December 31, 2025 is due to initial vesting of the performance awards issued in September 2025.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $0.5 million for the three months ended December 31, 2025 and $0.2 million for the three months ended December 31, 2024 respectively. The increase is primarily related to the pre-feasibility study activities and annual mineral claim maintenance fees.

Other Income (Expense)

Other income was $0.6 million in the three months ended December 31, 2025, versus other income of $0.4 million during the same period in the prior year. The change for the three months ended December 31, 2025 primarily resulted from a $1.1 million change in fair value of liability classified instruments, an increase in interest income due to investment of cash in money market funds of $0.6 million, and a decrease in the amortization and accretion of financing costs of $0.7 million.

Results of Operations for the Six Months Ended December 31, 2025 and 2024

Revenue

During the six months ended December 31, 2025 and 2024, our revenue was $5.7 million and $0.5 million, respectively, which related to the sale of our black mass and byproducts resulting from recycling operations. The increase in revenue was primarily driven by an increase in available feedstock, which enabled higher production throughput, as well as higher market prices for black mass and mixed metals byproducts during the current period, compared to the prior-year period.

Cost of Goods Sold

Cost of goods sold during the six months ended December 31, 2025 and 2024 were $10.8 million and $5.8 million, respectively. The increase in cost of sales was primarily driven by higher headcount and an increase in operations as the plant was commissioned, and employees were hired to support expanded production capacity. In addition, cost of goods sold reflects depreciation expense associated with the recycling facility fixed assets, which commenced upon the facility’s in-service date during the three months ended September 30, 2024. We expect these costs to be reduced as a percentage of revenue as we scale our production and gain efficiencies in the production process.

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

Operating Expenses

During the six months ended December 31, 2025, the Company incurred $14.9 million of operating expenses compared to $18.3 million of operating expenses during the six months ended December 31, 2024. The decrease is primarily due to the items described below:

General and administrative expenses consist of stock-based compensation, office expenses, legal, accounting, recruiting, business development, public relations, and general facility expenses. For the six months ended December 31, 2025, general and administrative expenses were $7.5 million, a decrease of $5.1 million from the same period in the prior year, primarily related to: decrease of $4.1 million in stock compensation expense associated with Fiscal 2026 executive performance milestones that is not recognizable as expense in the current quarter as the milestones were not finalized and approved by the board of directors until January 2026. This amount, in addition to the estimated expense for the quarter ended March 31, 2026, will be recognized as expense in that quarter; a decrease in payroll costs of $0.8 million, driven by changes in employee activity, resulting in a decrease in general and administrative expenses with a corresponding increase to research and development expenses; and $0.2 million in accounting, compliance, legal and insurance expenses.

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the six months ended December 31, 2025 and 2024, were $6.5 million and $5.0 million, respectively.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $0.8 million for the six months ended December 31, 2025, compared to $0.7 million during the same period in the prior year. Mineral exploration costs increased for the period, primarily reflecting the ongoing pre-feasibility study activities and annual mineral claim maintenance fees, offset by capitalization of costs related to proven and probable reserves..

Other Income (Expense)

Other income was $0.4 million in the six months ended December 31, 2025, versus other expense of $1.5 million during the same period in the prior year. The change for the six months ended December 31, 2025 primarily resulted from a change in fair value of the derivative liability of $0.7 million (see Note 13 of the condensed consolidated financial statements for further detail), $0.7 loss on debt extinguishment, $0.6 million loss on private placement, $0.9 million for change in fair value of liability classified instruments, an increase in interest income due to investment of cash in money market funds, and a decrease in the amortization and accretion of financing costs of $1.6 million.

Liquidity and Capital Resources

At December 31, 2025, the Company had available cash of $47.9 million and total assets of $123.3 million compared to available cash of $7.5 million and total assets of $84.5 million at June 30, 2025. The increase of cash is due to the raising of capital through the exercising of warrant agreements, utilization of the ATM sales agreement with Virtu Americas, LLC, and revenue from sales of its products.

The Company had total current liabilities of $4.2 million at December 31, 2025, compared to $13.7 million at June 30, 2025. The decrease related to conversion of the debt as discussed in Note 11 and timing of payments for accounts payable and accrued expenses.

As of December 31, 2025, the Company had working capital of $58.0 million compared to $10.9 million at June 30, 2025.

Cash Flows

For the six months ended December 31:

	December 31, 2025	December 31, 2024
Cash Flows used in Operating Activities	$(16,945,385)	$(12,815,978)
Cash Flows used in Investing Activities	(2,188,153)	(1,509,581)
Cash Flows provided by Financing Activities	55,353,778	27,947,535
Net Increase in Cash and Restricted Cash During the Period	36,220,240	13,621,976

Cash from Operating Activities.

During the six months ended December 31, 2025, the Company used $16.9 million of cash for operating activities, compared to use of $12.8 million during the six months ended December 31, 2024. In both periods, the cash used supported an increased scale of operations including increased employee headcount and personnel costs, increased production, and increased administrative costs.

Cash from Investing Activities

During the six months ended December 31, 2025, the Company used cash in investing activities of $2.2 million. The Company used $1.6 million for acquisition of property and equipment for its recycling facilities while $0.5 million was used for capitalization of costs related to proven and probable reserves. This is in comparison to cash used in investing activities of $1.5 million for the six months ended December 31, 2024 for acquisition of property and equipment.

Cash from Financing Activities

During the six months ended December 31, 2025, the Company had cash provided by financing activities of $55.4 million, compared to $27.9 million provided during the six months ended December 31, 2024. The Company has relied on equity and debt financing to support its increased operating activities, the ramp up of the recycling plant, development of the lithium claystone pilot plant, and upgrades to the geological classification of its Tonopah Flats claims through additional studies and assessments.

The Company received proceeds of $55.4 million from equity financings and warrant conversions during the six months ended December 31, 2025, compared to $33.4 million in the prior year period. In the six months ended December 31, 2024, equity financing proceeds were offset by the repayment of $5.5 million of notes payable. In the current period, the carrying value of notes payable totaling $8.0 million was fully extinguished through conversion to equity, and no amounts remain outstanding.

Working Capital

	December 31, 2025	June 30, 2025
Current Assets	$63,053,846	$29,532,110
Restricted Cash	(800,000)	(5,000,000)
Current Liabilities	4,236,828	13,668,605
Working Capital	58,017,018	10,863,505

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

While some of our significant accounting policies are more fully described in Note 3, “Summary of Significant Accounting Policies,” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, all our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are not effective, based on the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective, due to the material weakness in internal control over financial reporting, described below.

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

Material Weakness in Internal Control over Financial Reporting

The Company did not maintain proper segregation of duties related to accounting processes. As a consequence, the internal control deficiency related to the design and operation of process-level controls was determined to be pervasive throughout the Company’s financial reporting processes.

Remediation Plan

Remediation Efforts for Identified Material Weaknesses

We have implemented, and are continuing to design and implement, measures to remediate the control deficiency that resulted in the material weakness identified in our internal control over financial reporting.

Remediation Measures in Progress:

●	We are designing and implementing controls related to our internal control risk assessment process, including the identification and response to relevant risks.

●	We are designing and implementing general information technology (IT) controls, including logical access and program change controls, and are in the process of hiring qualified IT personnel.

●	We are designing and implementing controls over the evaluation and oversight of relevant service organizations.

●	We plan to engage third-party consultants to assist management in evaluating the design and implementation of internal controls over financial reporting.

●	On January 25, 2026, the Board of Directors of the Company appointed Alejandro Flores Arteaga to serve as Chief Financial Officer of the Company, effective February 9, 2026. Jesse Deutsch, the Interim Chief Financial Officer, will retire from the Company effective February 9, 2026.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weakness noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the six months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		September 12, 2022	10-K	3.1
3.2	Certificate of Change to Articles of Incorporation		September 11, 2023	8-K	3.1
3.3	Certificate of Amendment to Articles of Incorporation		November 14, 2024	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		October 8, 2019	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		February 19, 2020	8-K	3.1
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		November 5, 2020	8-K	3.1
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock		September 20, 2024	8-K	3.1
3.8	Amended and Restated Bylaws of American Battery Technology Company, dated October 14, 2025		October 15, 2025	8-K	3.1
10.1	Moss Landing Agreement, by and between the Company and Veolia ES Technical Solutions, L.L.C., dated November 5, 2025		November 6, 2025	8-K	10.1
10.2	Offer Letter, by and between American Battery Technology Company and Alejandro Flores Arteaga, executed January 25, 2026		January 29, 2026	8-K	10.1
10.3	Consulting Agreement, by and between American Battery Technology Company and Scott Jolcover, executed January 26, 2026		January 29, 2026	8-K	10.2
10.4	Deutsch General Release Agreement, dated January 29, 2026		January 29, 2026	8-K	10.3
10.5	Amendment to that Certain Offer Letter, dated October 9, 2024, by and between American Battery Technology Company and Ryan Melsert, executed January 27, 2026		January 29, 2026	8-K	10.4
10.6	Amendment to that Certain Offer Letter, dated October 9, 2024, by and between American Battery Technology Company and Steven Wu, executed January 27, 2026		January 29, 2026	8-K	10.5
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

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

AMERICAN BATTERY TECHNOLOGY COMPANY

(Registrant)

Date: February 5, 2026	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2026	By:	/s/ Jesse Deutsch
Jesse Deutsch
Interim Chief Financial Officer (Principal Accounting Officer)

