Form 10-Q
period 2026-03-31
AMERICAN BATTERY TECHNOLOGY Co
filed 2026-05-11
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of common stock outstanding as of May 8, 2026 was 136,414,409.

American Battery Technology Company and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2026	June 30, 2025
ASSETS

Cash	$37,685,027	$7,474,304
Accounts receivable	7,774,982	2,799,603
Inventories (Note 4)	846,603	408,147
Grants receivable (Note 5)	-	244,238
Prepaid expenses and other	2,556,902	2,884,899
Subscription receivable	-	925,077
Restricted cash	800,000	5,000,000
Assets held-for-sale (Note 7)	3,752,344	9,795,842

Total current assets	53,415,858	29,532,110

Property and equipment, net (Note 6)	55,231,160	45,469,853
Mining properties (Note 8)	9,710,716	8,392,977
Intangible assets (Note 9)	866,248	766,694
Right-of-use asset (Note 12)	204,246	296,157

Total assets	$119,428,228	$84,457,791

LIABILITIES & STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities (Note 10)	$6,452,873	$5,822,987
Operating lease liability (Note 12)	127,315	115,863
Notes payable (Note 11)	-	7,729,755

Total current liabilities	6,580,188	13,668,605

Operating lease liability, long-term	93,274	190,163

Total liabilities	6,673,462	13,858,768

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 132,271,860 and 97,398,519 common shares as of March 31, 2026 and June 30, 2025, respectively	132,271	97,396

Additional paid-in capital	426,130,186	329,667,507
Common stock issuable	-	925,077
Accumulated deficit	(313,507,691)	(260,090,957)

Total stockholders’ equity	112,754,766	70,599,023

Total liabilities and stockholders’ equity	$119,428,228	$84,457,791

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
Revenue	$7,811,229	$979,977	$13,508,649	$1,514,377
Cost of goods sold	7,073,480	3,669,937	17,886,919	9,518,321
Gross margin (loss)	737,749	(2,689,960)	(4,378,270)	(8,003,944)

Expenses:
General and administrative	$29,841,644	$3,665,608	$37,379,145	$16,348,471
Research and development	4,644,759	3,252,929	11,160,033	8,204,929
Exploration costs	657,021	1,036,584	1,496,072	1,691,659
Total operating expenses	35,143,424	7,955,121	50,035,250	26,245,059

Net loss before other income (expense)	(34,405,675)	(10,645,081)	(54,413,520)	(34,249,003)

Other income (expense)
Interest income (expense)	335,738	(8,393)	641,357	(12,371)
Amortization and accretion of financing costs	-	(886,020)	(307,428)	(2,790,566)
Change in fair value of derivative liability	-	-	-	705,184
Loss on debt extinguishment	-	-	-	(675,648)
Loss on private placement	-	-	-	(567,161)
Change in fair value of liability-classified financial instruments	-	-	-	875,100
Other income	233,740	43,547	662,856	123,443
Total other income (expense)	569,478	(850,866)	996,785	(2,342,019)

Net loss	$(33,836,197)	$(11,495,947)	$(53,416,735)	$(36,591,022)

Net loss per share, basic and diluted	$(0.26)	$(0.14)	$(0.43)	$(0.48)
Weighted average shares outstanding	131,855,794	85,090,957	124,415,975	76,553,029

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine months ended March 31, 2026:

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2025	–	$–	97,398,519	$97,396	$329,667,507	$925,077	$(260,090,957)	$70,599,023
Shares issued upon vesting of share-based awards	-	-	1,193,920	1,194	(1,194)	-	-	-
Stock-based compensation expense	-	-	-	-	2,280,860	-	-	2,280,860
Shares issued pursuant to an At-The-Market offering	-	-	8,217,533	8,217	21,887,040	(877,270)	-	21,017,987
Shares issued pursuant to conversion of debt payments to common stock	-	-	9,501,950	9,502	7,990,498	-	-	8,000,000
Shares issued pursuant to warrant exercises	-	-	4,000,000	4,000	4,396,000	-	-	4,400,000
Net loss for the period	-	-	-	-	-	-	(10,299,566)	(10,299,566)
Balance, September 30, 2025	-	-	120,311,922	$120,309	$366,220,711	$47,807	$(270,390,523)	$95,998,304
Shares issued upon vesting of share-based awards	-	-	1,230,959	1,231	(1,231)	-	-	-
Stock-based compensation expense	-	-	-	-	3,250,608	-	-	3,250,608
Shares issued pursuant to an At-The-Market offering	-	-	4,217,348	4,217	23,259,438	(47,807)	-	23,215,848
Shares issued pursuant to conversion of debt payments to common stock	-	-	-	-	-	-	-	-
Shares issued pursuant to warrant exercises	-	-	5,004,271	5,004	5,578,016	-	-	5,583,020
Issuance of common shares under the Employee Stock Purchase Plan			268,824	269	211,577			211,846
Net loss for the period	-	-	-	-	-	-	(9,280,971)	(9,280,971)
Balance, December 31, 2025	-	-	131,033,324	$131,030	$398,519,119	$-	$(279,671,494)	$118,978,655
Shares issued upon vesting of share-based awards	-	-	1,238,536	1,241	(1,241)	-	-	-
Stock-based compensation expense	-	-	-	-	27,612,308	-	-	27,612,308
Net loss for the period	-	-	-	-	-	-	(33,836,197)	(33,836,197)
Balance, March 31, 2026	-	-	132,271,860	$132,271	$426,130,186	$-	$(313,507,691)	$112,754,766

Nine months ended March 31, 2025:

	Preferred Stock		Common Shares		Additional Paid-In	Common Stock Issuable	Accumulated
	Shares	Amount	Number	Amount	Capital	(receivable)	Deficit	Total
Balance, June 30, 2024	-	-	64,061,763	$64,059	$275,589,383	(857,470)	$(213,328,332)	$61,467,640
Shares issued upon vesting of share-based awards	-	-	353,221	353	(353)	-	-	-
Stock-based compensation expense	-	-	-	-	2,420,747	-	-	2,420,747
Shares issued pursuant to share purchase agreement, net of issuance costs	-	-	5,938,786	5,939	6,218,486	102,743	-	6,327,168
Settlement of receivable pursuant to share purchase agreement	-	-	487,838	488	607,848	(608,336)	-	-
Reclassification of equity-linked contracts to liabilities	-	-	-	-	(502,627)	-	-	(502,627)
Issuance of Series D Redeemable Preferred shares	5	100	-	-	-	-	-	100
Issuance of common shares and warrants pursuant to subscription agreements	-	-	1,774,213	1,774	533,623	-	-	535,397
Shares issued pursuant to debt extinguishment	-	-	726,216	726	740,014	-	-	740,740
Settlement of receivable pursuant to share purchase agreement (Tysadco)	-	-	-	-	-	50,000	-	50,000
Net loss for the period	-	-	-	-	-	-	(11,694,569)	(11,694,569)
Balance, September 30, 2024	5	100	73,342,037	$73,339	$285,607,121	$(1,313,063)	$(225,022,901)	$59,344,596
Repurchase of Series D Redeemable Preferred shares	(5)	(100)	-	-	-	-	-	(100)
Shares issued upon vesting of share-based awards	-	-	1,073,399	1,074	(1,074)	-	-	-
Issuance of common shares under the Employee Stock Purchase Plan	-	-	177,440	178	140,568	-	-	140,746
Reclassification of equity-classified awards from equity compensation liability	-	-	-	-	467,191	-	-	467,191
Stock-based compensation expense	-	-	-	-	6,330,914	-	-	6,330,914
Shares issued pursuant an At-The-Market offering	-	-	690,553	690	695,774	(102,743)	-	593,721
Reclassification of derivative equity instruments from long-term liabilities	-	-	-	-	2,066,569	-	-	2,066,569
Rescission of common shares and warrants pursuant to subscription agreements	-	-	(875,000)	(875)	-	-	-	(875)
Shares issued pursuant to troubled debt restructuring	-	-	1,210,360	1,210	1,142,580	-	-	1,143,790
Issuance of common shares and warrants pursuant to registered direct offerings	-	-	8,773,586	8,774	13,902,226	-	-	13,911,000
Net loss for the period	-	-	-	-	-	-	(13,400,506)	(13,400,506)
Balance, December 31, 2024	-	$-	84,392,375	$84,390	$310,351,869	$(1,415,806)	$(238,423,407)	$70,597,046
Shares issued upon vesting of share-based awards	-	-	796,323	796	(796)	-	-	-
Stock-based compensation expense	-	-	-	-	3,322,575	-	-	3,322,575
Issuance of common shares and warrants pursuant to subscription agreements	-	-	921,060	921	874,079	-	-	875,000
Issuance of common shares and warrants pursuant to registered direct offerings	-	-	2,284,410	2,284	2,304,969	-	-	2,307,253
Net loss for the period	-	-	-	-	-	-	(11,495,947)	(11,495,947)
Balance, March 31, 2025	-	$-	88,394,168	$88,391	$316,852,696	$(1,415,806)	$(249,919,354)	$65,605,927

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended March 31, 2026	Nine months ended March 31, 2025

Cash Flows From Operating Activities:

Net loss	$(53,416,735)	$(36,591,022)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	4,307,286	3,750,923
Accretion of financing costs	307,428	2,790,566
Amortization of right-of-use asset	91,911	82,952
Write-down of inventory to net realizable value	697,544	2,869,221
Stock-based compensation	33,143,776	12,824,605
Change in fair value of derivative liability	-	(705,184)
Change in fair value of conversion option	-	(138,060)
Change in fair value of liability-classified equity-linked contracts	-	(737,040)
Loss on debt extinguishment	-	675,648
Loss on private placement	-	567,161

Changes in operating assets and liabilities:

Accounts receivable	(4,975,379)	(818,628)
Inventory	(1,136,000)	(2,967,846)
Grants receivable	244,238	26,106
Prepaid expenses and other	327,997	3,449
Accounts payable and accrued liabilities	876,467	(4,643,041)
Operating lease liability	(85,437)	(89,161)

Net Cash Used in Operating Activities	(19,616,904)	(23,099,351)

Cash Flows From Investing Activities:

Purchase of mining properties	(1,317,739)	-
Acquisition of property and equipment	(8,408,412)	(2,000,713)

Net Cash Used in Investing Activities	(9,726,151)	(2,000,713)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares through At-The-Market offering	45,513,181	7,579,122
Payment of issuance costs of common shares through At-The-Market Offering	(354,269)	-
Proceeds from employee stock purchase plan	211,846	140,746
Proceeds from subscription agreements	-	1,900,000
Proceeds from registered direct offerings	-	15,000,000
Payment of issuance costs, registered direct offerings	-	(1,089,000)
Proceeds from exercise of share purchase warrants	9,983,020	-
Proceeds from notes payable, net of issuance costs	-	9,900,000
Principal paid on notes payable	-	(7,483,333)

Net Cash Provided by Financing Activities	55,353,778	25,947,535

Increase in Cash and Restricted Cash	26,010,723	847,471

Cash and Restricted Cash - Beginning of Period	12,474,304	7,001,786

Cash and Restricted Cash - End of Period	$38,485,027	$7,849,257

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

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have a limited operating history and generated our initial revenue in the fourth quarter of the fiscal year ended June 30, 2024 (“fiscal year 2024”). Our principal executive offices are located at 100 Washington Street, Suite 100, Reno, Nevada 89503.

2. Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of $37.7 million and an accumulated deficit of $313.5 million. The Company incurred negative cash flows from operating activities of $2.7 million for the three months ended March 31, 2026, $19.6 million for the nine months ended March 31, 2026, and $28.9 million for the fiscal year ended June 30, 2025 (“fiscal year 2025”). The Company has incurred operating losses since its inception, and management anticipates that our operating losses will lessen in the near term due to revenue growth and the pursuit of ongoing cost efficiencies. The Company’s primary sources of capital to date have been from revenue from sales of its products, its registered direct offerings, ATM sales agreement with Virtu Americas, LLC, and proceeds from awarded government contracts.

Management believes that the Company’s cash and cash equivalents as of March 31, 2026, and anticipated revenue from sales of our products, are sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

The condensed consolidated balance sheet at March 31, 2026, the condensed consolidated statements of operations and stockholders’ equity for the three and nine months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025, are unaudited, but include all adjustments, consisting of normal recurring adjustments, the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the nine months ended March 31, 2026, are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2026, or for any future period. The condensed consolidated balance sheet at June 30, 2025, has been derived from audited financial statements; however, the condensed consolidated financial statements as of March 31, 2026, do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on September 18, 2025. The Company’s consolidated subsidiaries consist of its wholly owned subsidiaries, LithiumOre Corporation (formerly Lithortech Resources Inc), and ABTC 2500 Peru LLC (formerly Aqua Metals Transfer LLC).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2026, cash equivalents included approximately $35.4 million invested in money market funds. These funds invest in short-term U.S. government securities and are highly liquid. Management considers these investments to be cash equivalents due to their short-term nature, high liquidity, and insignificant risk of changes in value. The Company did not have any cash equivalents as of June 30, 2025.

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

As of March 31, 2026, the Company had cash of $0.8 million classified as restricted cash. These funds are restricted under letters of credit issued for surety bond collateral and a vendor agreement for supply of feedstock. Restricted cash is not available for general corporate purposes until the underlying obligations are satisfied, or the letters of credit are released.

Prepaid Expenses and Other

Prepaid expenses consist primarily of amounts paid in advance for goods and services to be received in future periods, including insurance, software licenses, maintenance contracts, and other operating costs. Prepaid expenses also include down payments and advance payments made in connection with the purchase of property and equipment that has not yet been placed in service. Prepaid expenses are recognized as expense over the period in which the related benefits are realized or reclassified to property and equipment when the asset is put in use.

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

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims exceeds original estimates. For the nine months ended March 31, 2026 and 2025, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Cost of Goods Sold

Cost of goods sold includes the cost of the recycled products and byproducts delivered to our customers. It includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs, lower of cost or net realizable value charges, and shipping and logistics costs.

Stock-based Compensation

Under ASC 718, compensation cost for stock-based awards is recognized over the requisite service period based on the grant-date fair value of the award. For awards subject solely to a service condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards that include performance conditions, compensation expense is recognized when achievement of the performance condition is considered probable and only for the portion of the requisite service period that has been rendered. If the probability assessment changes, cumulative compensation expense is adjusted in the period of change. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees primarily consist of restricted stock units (“RSUs”) and common share warrants issued to executive officers and key employees, with the corresponding compensation cost recorded within additional paid-in capital.

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

The table below sets forth the assumptions used on the date of grant for estimating the fair value of options granted during three months ending March 31:

2026
Weighted average expected term (years)	8.95
Risk-free interest rate	4.015%
Dividend yield	0%
Volatility	132.21%

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

The Company’s fair value measurements included the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. As of December 31, 2024, the Company reclassified derivative liabilities and liability-classified equity-linked contracts from long-term liabilities to equity. No derivative instruments were issued during the nine months ended March 31, 2026; accordingly, fair value measurement was not required. See Note 13 for further discussion.

The Company’s fair value measurements include the valuation of the assets held-for-sale as of March 31, 2026, and June 30, 2025. See Note 7 for relevant fair value disclosures.

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

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” As amended by ASU 2025-01, this guidance requires disclosures in the notes to financial statements of specified information about certain costs and expenses. It clarifies which certain costs and expenses that are included in cost of sales and selling, general, and administrative expense categories that should be disclosed with qualitative descriptions of amounts that are not separately disaggregated quantitatively. Additionally, it requires disclosure of total amounts of selling expenses and an entity’s definition of selling expense. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the condensed consolidated financial statements.

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

	March 31, 2026	June 30, 2025
Raw materials	$325,096	$216,052
Finished goods	521,507	192,095
Total inventories	$846,603	$408,147

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

5. Government Grants and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was nil and $0.2 million at March 31, 2026 and June 30, 2025, respectively. The Company recognizes invoiced government funds as an offset to research and development costs in the period the qualifying costs were incurred. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful lives.

On January 20, 2021, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of March 31, 2026, this project has been completed and the contract closed with cumulative funds invoiced totaling $2.3 million, which represents 100% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the United States Advanced Battery Consortium (the “USABC grant”) as part of a competitively bid project, through which the Company received reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award was for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022, and this contract award project concluded on September 30, 2024. As of March 31, 2026, this project has been completed and the contract closed with the cumulative funds invoiced and collected for this grant totaled $0.5 million, which represents 100% of the total eligible reimbursements.

On October 21, 2022, the DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of March 31, 2026, the cumulative funds invoiced and collected for this grant totaled $6.0 million, which represents 10 % of the total eligible reimbursements. On October 9, 2025, the DOE notified the Company that the grant was terminated, effective as of the end of the budget period ending August 31, 2025. On October 10, 2025, the Company submitted an appeal of the termination and is pursuing dispute resolution remedies in connection with the termination of the grant.

On November 17, 2022, the DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of March 31, 2026, the cumulative funds invoiced and collected for this grant totaled $2.1 million, which represents 21% of the total eligible reimbursements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (“48C”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the U.S. DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) in Storey County, Nevada. As of March 31, 2026, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of March 31, 2026, the Company has not incurred any qualifying expenditure toward this tax credit.

On September 23, 2024, the DOE announced that the Company had been selected for award negotiations for a competitive grant for $150 million to be applied towards the construction of a new lithium-ion battery recycling facility. On December 18, 2024, the Company received a contracted grant award for $144 million of federal investment by the DOE, with these funds awarded to the Company and an additional $6.4 million awarded to its subcontractor Argonne National Laboratory, to support the construction of a new lithium-ion battery recycling facility. The Company began receiving funds related to this award during the period ending March 31, 2025. As of March 31, 2026, the cumulative funds invoiced for this grant totaled $1.5 million, which represents 1% of the total eligible reimbursements.

6. Property and Equipment

The table below presents the property and equipment as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Land	$13,234,144	$11,225,956
Building	16,790,592	16,653,019
Construction in progress	9,513,380	-
Equipment and vehicles	26,773,219	24,363,000
	66,311,335	52,241,975
Less: accumulated depreciation	(11,080,175)	(6,772,122)
Property and equipment, net	$55,231,160	$45,469,853

Property and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property and equipment accounts and commences depreciation when these assets are put in use. As of March 31, 2026, Construction in progress is comprised of improvements to the Company’s recycling facility not yet put in use of $3.6 million and the Company’s land and building in Fernley, Nevada valued at $6.0 million (see Note 7).

The Company recognized depreciation expense of $4.3 million and $3.8 million for the nine months ended March 31, 2026 and 2025, respectively.

7. Assets Held for Sale

At June 30, 2025, the Company classified land and a building at its Fernley, Nevada location as assets held for sale. On July 28, 2025, a potential buyer for such property terminated the agreement governing such proposed sale. The Company plans to make improvements to the property in fiscal year 2026, including obtaining a final certificate of occupancy and completing other upgrades. The property, with a carrying value of approximately $6.9 million, was reclassified into property and equipment as construction in progress during the nine months ended March 31, 2026.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2025, the Company reclassified certain water rights with a carrying value of $3.8 million to assets held for sale in the condensed consolidated balance sheet. This reclassification follows the Company’s decision to actively market these water rights for sale to unrelated third parties.

As of March 31, 2026, there were no impairments on the assets held for sale.

8. Mining Properties

On July 21, 2022, the Company exercised the option to purchase the rights to unpatented lode claims in Tonopah, Nevada for a total consideration of $8.2 million.

In December 2023, the Company entered into a vacant land offer and acceptance agreement for the Company’s acquisition of certain mineral patents totaling $0.2 million which was capitalized to mining properties.

In June 2025, the Company’s Tonopah Flats Lithium Project (“TFLP”) was selected by the National Energy Dominance Council and the FAST-41 Permitting Council as a Transparency Priority Project. This designation highlights the project’s role in advancing domestic critical mineral lithium production and supporting U.S. energy independence. In August 2025, the TFLP was further approved by the FAST-41 Permitting Council as a Covered Priority Project, which provided additional resources to streamlining the permitting efforts for this project. The project is featured on the FAST-41 Permitting Dashboard.

On January 15, 2026, the Company purchased 88 unpatented claims adjacent to the TFLP for $0.5 million.

The Company capitalizes costs incurred to acquire, explore, evaluate, and develop mineral properties once proven and probable mineral reserves have been established and the project is deemed economically and technically feasible. Prior to the establishment of proven and probable reserves, exploration and evaluation costs are expensed as incurred. Capitalized costs are recorded as mineral properties and mine development assets and are amortized using the units-of-production method over the estimated recoverable proven and probable reserves of the related mine, beginning when production commences. During the nine months ended March 31, 2026, the Company capitalized approximately $0.8 million of mine development and related costs associated with activities that improved access to proven and probable reserves.

9. Intangible Assets

The Company’s acquisition of the commercial-scale battery recycling facility at the Tahoe-Reno Industrial Center (“TRIC”) included water rights valued at $0.8 million and are described as an eighteen and forty-five one-hundredths (18.45) acre-foot/annually portion of the Truckee-Carson Irrigation District, Serial Number 1081-A-1. These have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

The table below presents total intangible assets at:

	March 31, 2026	June 30, 2025
Water rights	$866,248	$766,694

10. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	March 31, 2026	June 30, 2025
Trade payables	$865,561	$417,195
Fixed assets in trade payables	195,510	283,278
Accrued expenses	5,391,802	5,122,514
Total accounts payable and accrued liabilities	$6,452,873	$5,822,987

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

11. Notes Payable

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company can sell to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”), of which $25.0 million was initially received. The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the condensed consolidated statements of operations. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. For the nine months ended March 31, 2025, the Company recorded a gain of $0.7 million within the change in fair value of the derivative liability in the condensed consolidated statements of operations. As of March 31, 2025, the fair value of the derivative liability was determined to be nil given the expiration of the freestanding call option on October 1, 2024. No derivative instruments requiring liability-classification were outstanding during the period from December 1, 2024 through June 30, 2025, and there has been no related activity since the option’s expiration; accordingly, fair value measurement was not required.

The carrying value, net of debt discount and issuance costs, was being accreted over the term of the Notes from date of issuance to date of full repayment, in August 2025, based on partial redemption payments, using the effective interest rate method.

On September 13, 2024, the Notes were amended to allow payment of principal totaling $0.6 million in common shares of the Company in lieu of cash, with the remaining principal due in September 2024, deferred to October 2024. Subsequent to September 30, 2024, further payment on the Notes had been deferred by the Buyers while negotiations on a potential amendment to the Notes are on-going. Total common shares of 726,216 were issued with a fair market value of $0.7 million. The Notes were also amended to increase the conversion option rate. The Company concluded that the amendment to the Notes was an extinguishment for accounting purposes due to the increase in the conversion option fair value. The Company recognized a $0.7 million loss on extinguishment in the condensed consolidated statement of operations for the nine months ended March 31, 2025, comprised of the write-off of the remaining debt discount and debt issuance costs of $0.6 million and the excess of fair value of the common shares paid in lieu of cash over the principal owed of $0.1 million.

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

As of March 31, 2026, because of the conversions discussed above, the carrying value of the notes payable of $8,000,000 was fully extinguished, and no amounts remain outstanding under the notes. No gain or loss was recognized on the conversion.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the nine months ending March 31, 2026 and 2025, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company leases office space under a non-cancelable operating lease agreement. The lease commenced December 1, 2024, and has a lease term of three years, expiring on November 30, 2027. The lease includes an option to renew for an additional two years; however, the Company is not reasonably certain to exercise the renewal option. Therefore, the renewal period has not been included in the calculation of the lease liability and the right-of-use asset in accordance with ASC 842. The Company occupies other office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. The Company does not have any finance leases as of March 31, 2026 and 2025.

Operating lease right-of-use assets are presented within the asset section of the Company’s condensed consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s condensed consolidated balance sheets at March 31, 2026 and June 30, 2025.

The table below presents information related to the components of lease expense for the nine months ended March 31, 2026 and 2025, respectively:

	March 31, 2026	March 31, 2025
Operating lease cost	$570,969	$288,894

The table below presents total operating lease RoU assets and lease liabilities at:

	March 31, 2026	June 30, 2025
Operating lease right-of-use asset	$204,246	$296,157
Operating lease liabilities	$220,589	$306,026

The table below presents the maturities of operating lease liabilities as of March 31, 2026:

June 30, 2026, remaining	$34,636
June 30, 2027	141,810
June 30, 2028	60,059
Total lease payments	236,505
Less: imputed interest	(15,916)

Total operating lease liabilities	$220,589

Operating lease liabilities, current	$127,315
Operating lease liabilities, non-current	$93,274

The table below presents the weighted average remaining lease term for operating leases and the weighted average discount rate used in calculating operating lease right-of-use asset as of March 31, 2026.

Weighted average lease term (years)	1.67
Weighted average discount rate	8.00%

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

13. Derivative Liabilities

During the six months ended December 31, 2024 the Company’s embedded conversion feature on its convertible notes and its outstanding warrants were treated as derivative liabilities for accounting purposes under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” due to insufficient authorized shares to settle these outstanding equity-linked contracts, while the terms of these instruments still allowed the holders to exercise which would require the Company to net-cash settle the instrument. In such cases, the Company adopted a sequencing approach under ASC 815-40 to determine the classification of its equity-linked financial instruments at issuance and at each subsequent reporting date. Under this sequencing policy, the Company reclassified to liabilities those equity-linked financial instruments with the most recent issuance or modification date. The derivative liabilities were initially recorded at fair value and subsequently re-valued each reporting date, with changes in fair value reported in the condensed consolidated statements of operations. The Company utilized the Black-Scholes option-pricing model to value the derivative liabilities at initial reclassification and subsequent valuation dates, adjusted for instrument-specific terms as applicable.

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

During the period December 31, 2024 through March 31, 2026, there was no activity related to the Company’s derivative liability instruments and the balance of derivative liabilities remained unchanged throughout this period.

The table below sets forth the Black-Scholes inputs and assumptions for the Company’s valuation and re-valuation of its derivative liabilities for the period ending March 31:

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

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on March 31, 2026 and June 30, 2025.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on March 31, 2026 and June 30, 2025.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on March 31, 2026 and June 30, 2025.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series D Preferred Stock issued and outstanding on March 31, 2026 and June 30, 2025.

Common Stock

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Nine months ended March 31, 2026:

During the three and nine months ended March 31, 2026, the Company issued 1,238,536 and 3,663,415 common shares, respectively, upon the vesting of share-based awards..

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, subject to the terms and conditions of the Sales Agreement. On September 19, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-252492) related to the offer and sale from time to time of the Shares having an aggregate offering price of up to $50,000,000. On November 7, 2025, the Company filed an automatic registration statement on Form S-3ASR (File No. 333-291387), which included a prospectus supplement that increased the amount of Shares that could be offered and sold from time to time to an aggregate offering price up to $100,000,000. During the nine months ended March 31, 2026, the Company sold 12,434,881 Shares pursuant to the ATM sales agreement, for total proceeds of $45.2 million.

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

The Company had the following potentially dilutive shares outstanding as of March 31:

	March 31, 2026	March 31, 2025
Convertible notes	-	8,725,486
Warrants	17,699,807	17,980,157
Share awards outstanding	13,570,438	7,816,136
Total potentially dilutive	31,270,245	34,521,779

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

15. Share Purchase Warrants

During the nine months ended March 31, 2026, there were 9,004,271 common shares issued related to warrants exercised.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2025	17,380,150	$5.28
Granted	5,279,660	1.01
Exercised	(4,000,000)	1.10
Forfeited	(166,378)	4.80
Expired	-	-
Balance, September 30, 2025	18,493,432	$5.01	3.56	$-
Granted	-	-
Exercised	(5,474,663)	1.63
Forfeited	-	-
Expired	(50,000)	1.00
Balance, December 31, 2025	12,968,769	$6.39	3.22	$-
Granted	4,731,038	1.01
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance, March 31, 2026	17,699,807	$4.95	3.25	$-
Exercisable, March 31, 2026	9,457,005	$8.24	2.90	$-

16. Equity Compensation Awards

The Company has established the 2021 Equity Incentive Plan (the “Retention Plan”) to issue shares in the effort to retain key executives, directors, and employees. The Retention Plan allows for several different types of awards to be granted, including but not limited to, restricted share units and restricted share awards, collectively referred to as “share awards”. Share awards generally have the same expense characteristics under US GAAP and generally vest over a four-year period at a rate of 25% per annum.

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the three months and nine months ended March 31, 2026, the Company granted 2.2 million and 11.1 million share awards under the Retention Plan, respectively.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The table below reflects the share award activity for the nine months ended March 31, 2026:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2025	8,583,466	$1.93
Granted	8,029,895	2.13
Vested	(1,537,760)	2.39
Forfeitures	(965,073)	$2.29
Unvested awards at September 30, 2025	14,110,528	$1.97
Granted	860,625	2.80
Vested	(1,199,690)	2.31
Forfeitures	(164,912)	$1.92
Unvested awards at December 31, 2025	13,606,551	$1.99
Granted	2,220,422	1.42
Vested	(2,003,309)	1.48
Forfeitures	(253,226)	$1.75
Unvested awards at March 31, 2026	13,570,438	$1.98

As awards are granted, for those awards subject solely to a service condition, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Compensation-Stock Compensation.” For awards that include performance conditions, compensation expense is recognized when achievement of the performance condition is considered probable and only for the portion of the requisite service period that has been rendered. The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the three months and nine months ended March 31, 2026, totaled $5.6 million and $13.2 million, respectively.

For the three months ended March 31, 2026, the Company recognized $27.6 million of stock-based compensation expense, of which $24.5 million relates to fiscal year 2026 executive performance-based awards recognized in the current quarter upon finalization and approval of the performance milestones by the Board of Directors in January 2026. The expense recognized in the period was further impacted by the vesting of certain of these awards that had a previous service period effective date as of July 1, 2024, as well as a higher grant-date stock price for fiscal year 2026 awards compared to the prior year.

The Company recognized total stock-based compensation expense of $33.1 million and $12.8 million for the nine months ended March 31, 2026 and 2025, respectively. Included in the $33.1 million recognized during the nine months ended March 31, 2026 was $24.5 million related to executive performance-based awards, of which $21.4 million related to officers and directors of the Company. Included in the $12.8 million recognized during the nine months ended March 31, 2025 was $6.2 million related to executive performance-based awards, of which $5.0 million related to officers and directors of the Company.

For the nine months ended March 31, 2026 and 2025, total stock-based compensation expense included $15.2 million and $2.7 million, respectively, related to warrants awarded to officers of the Company.

As of March 31, 2026, there were approximately $21.5 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 2.23 years.

The table below presents the stock-based compensation expense per respective line item on the condensed consolidated statements of operations for the three months ended March 31:

	March 31, 2026	March 31, 2025

Cost of goods sold	$280,278	$345,659
General and administrative	25,328,339	2,267,909
Research and development	1,951,657	659,587
Exploration	52,034	49,420
Total stock-based compensation	$27,612,308	$3,322,575

The table below presents the stock-based compensation expense per respective line item on the condensed consolidated statements of operations for the nine months ended March 31:

	March 31, 2026	March 31, 2025

Cost of goods sold	$912,093	$564,721
General and administrative	27,580,401	8,807,374
Research and development	4,522,619	3,300,673
Exploration	128,663	151,837
Total stock-based compensation	$33,143,776	$12,824,605

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

Revenue from four major customers during the nine months ended March 31, 2026 and three major customers for the nine months ended March 31, 2025 accounted for 90% and 94%, respectively of the revenue for those periods.

Substantially all of the Company’s long-lived assets and operating lease right-of-use assets were located in the United States as of March 31, 2026 and June 30, 2025.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

18. Supplemental Statement of Cash Flow Disclosures

For the nine months ended March 31:

	March 31, 2026	March 31, 2025

Supplemental disclosures:

Interest paid	$21,682	$-

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	195,510	117,771
Assets transferred from assets held-for-sale to property and equipment	6,043,498	-
Right-of-use asset obtained in exchange for lease liability	-	367,643
Debt payment satisfied with common shares	8,000,000	3,742,580
Payable recognized upon rescission of subscription agreement	-	875,000

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

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance the Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At March 31, 2026, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

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

To implement this business strategy, the Company has constructed and is operating its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, battery energy storage system (“BESS”), and consumer electronics industries. The ramp-up and operation of this facility remain top priorities, and the Company has significantly expanded resources to support its development. These efforts include hiring additional technical staff, expanding laboratory facilities, and purchasing equipment. As a result, the Company generated its first revenue in the fourth quarter of fiscal year 2024 and has achieved continued growth in production volumes and revenue through March 31, 2026.

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

On March 28, 2024, the Company was selected for an approximately $19.5 million tax credit through the Qualifying Advanced Energy Project Credits program (the “48C program”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This $19.5 million tax credit can be utilized both for the reimbursement of capital expenditures spent to date, and also for equipment and infrastructure for additional value-add operations at the Company’s battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) near Reno, Nevada. As of March 31, 2026, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, the Company was selected for an additional $40.5 million tax credit through the 48C program to support the design and construction of a new, next-generation, commercial battery recycling facility to be located in the United States. This award was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. As of March 31, 2026, the Company has not incurred any qualifying expenditures towards this tax credit.

Additionally, the Company is accelerating the demonstration and commercialization of its internally developed low–cost and low–environmental impact processing train for the manufacturing of battery grade lithium hydroxide from Nevada–based sedimentary claystone resources. The Company was awarded and has completed a grant cooperative agreement from the DOE’s Advanced Manufacturing and Materials Technologies Office through the Critical Materials Innovation program to support a $4.5 million project for the construction and operation of a multi–ton per day integrated continuous demonstration system to support the scale–up and commercialization of these technologies. The Company has completed the construction and commissioning of this demonstration system, which enables the Company to demonstrate its technologies for accessing the lithium housed in its unconventional resource, TFLP, and to generate large amounts of battery grade lithium hydroxide for delivery to customers for qualifications and evaluation.

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

In June 2025, the TFLP was selected by the National Energy Dominance Council and the FAST-41 Permitting Council as a Transparency Priority Project. This designation highlights the project’s role in advancing domestic critical mineral lithium production and supporting U.S. energy independence. In August 2025, the TFLP was further approved by the FAST-41 Permitting Council as a Covered Priority Project, which provided additional resources to streamlining the permitting efforts for this project.

Company Financial Highlights:

●	The Company had cash and cash equivalents of $38.5 million as of March 31, 2026, of which $37.7 million was unrestricted. This was a $30.2 million increase in unrestricted cash from June 30, 2025.
●	The Company held zero debt as of March 31, 2026, compared to $7.7 million as of March 31, 2025.

Fiscal Third Quarter 2026 Financial Highlights (Three Months):

●	Revenue was $7.8 million for the three months ended March 31, 2026, as compared to $1.0 million for the three months ended March 31, 2025.
●

Total cost of goods sold was $7.1 million for three months ended March 31, 2026, compared to $3.7 million for the three months ended March 31, 2025. Cost of goods sold for the three months ended March 31, 2026 included non-cash items, including depreciation of $1.0 million and stock-based compensation of $0.3 million. Excluding these non-cash items, cash cost of goods sold (a non-GAAP measure) for the three months ended March 31, 2026 was $5.8 million.

A reconciliation of cost of goods sold to cash cost of goods sold and adjusted gross margin

(both are a non-GAAP measure) for the three months ended March 31, 2026 was as follows:

Description	Amount ($M)
Revenue	7.8
Cost of Goods Sold (GAAP)	7.1
Gross Margin	0.7

Description	Amount ($M)
Revenue	7.8
Cost of Goods Sold (GAAP)	7.1
Less: Depreciation Expense	(1.0)
Less: Stock-Based Compensation	(0.3)
Cash Cost of Goods Sold (Non-GAAP)	5.8
Adjusted Gross Margin	2.0

●	The Company has achieved a critical milestone this quarter, with the achievement of its first positive gross profit on revenue of $0.7 million.
●	Excluding non-cash items, such as stock-based compensation and depreciation, the Company achieved an adjusted gross profit (a non-GAAP measure) of $2.0 million.

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

Fiscal Year to Date 2026 Financial Highlights (Nine Months):

●	Revenue was $13.5 million for the nine months ended March 31, 2026, as compared to $1.5 million for the nine months ended March 31, 2025.
●	Total cost of goods sold was $17.9 million for nine months ended March 31, 2026, compared to $9.5 million for the nine months ended March 31, 2025. Cost of goods sold for the nine months ended March 31, 2026 included non-cash items, including depreciation of $3.0 million and stock-based compensation of $0.9 million. Excluding these non-cash items, cash cost of goods sold (a non-GAAP measure) for the nine months ended March 31, 2026 was $14.0 million.

A reconciliation of cost of goods sold to cash cost of goods sold and adjusted gross margin

(both are a non-GAAP measure) for the nine months ended March 31, 2026 was as follows:

Description	Amount ($M)
Revenue	13.5
Cost of Goods Sold (GAAP)	17.9
Gross Margin	(4.4)

Description	Amount ($M)
Revenue	13.5
Cost of Goods Sold (GAAP)	17.9
Less: Depreciation Expense	(3.0)
Less: Stock-Based Compensation	(0.9)
Cash Cost of Goods Sold (Non-GAAP)	14.0
Adjusted Gross Margin	(0.5)

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

Components of Statements of Operations

The following table sets forth the Company’s operating results for the periods indicated:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025	$ Change	% Change
Revenue	$7,811,229	$979,977	$6,831,252	697%	$13,508,649	$1,514,377	$11,994,272	792%
Cost of goods sold	7,073,480	3,669,937	3,403,543	93	17,886,919	9,518,321	8,368,598	88
Gross profit (loss)	737,749	(2,689,960)	3,427,709	(127)	(4,378,270)	(8,003,944)	3,625,674	(45)
Operating expense
General and administrative	29,841,644	3,665,608	26,176,036	714	37,379,145	16,348,471	21,030,674	129
Research and development	4,644,759	3,252,929	1,391,830	43	11,160,033	8,204,929	2,955,104	36
Exploration	657,021	1,036,584	(379,563)	(37)	1,496,072	1,691,659	(195,587)	(12)
Total operating expenses	35,143,424	7,955,121	27,188,303	342	50,035,250	26,245,059	23,790,191	91
Other income (expense)	569,478	(850,866)	1,420,344	(167)	996,785	(2,342,019)	3,338,804	(143)
Net loss	(33,836,197)	(11,495,947)	(22,340,250)	194	(53,416,735)	(36,591,022)	(16,825,713)	46

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenue

During the three months ended March 31, 2026 and 2025, our revenue was $7.8 million and $1.0 million, respectively, which related to the sale of our products and byproducts resulting from recycling operations. The increase in revenue was primarily driven by an increase in processed feedstock, which enabled higher production throughput, as well as higher market prices for black mass and mixed metals byproducts during the current-year period.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2026 and 2025 were $7.1 million and $3.7 million, respectively. The increase in the current year was primarily driven by an increase of $0.5 million in higher headcount, as we hired to support expanded production capacity, an increase in facility absorption costs of $2.0 million as production volume increased, and an increase in feedstock costs of $0.9 million.

Operating Expenses

The Company incurred negative cash flows from operating activities of $2.7 million for the three months ended March 31, 2026 and $10.3 million for three months ended March 31, 2025.

During the three months ended March 31, 2026, the Company incurred $35.1 million of operating expenses compared to $8.0 million of operating expenses during the three months ended March 31, 2025. The increase is primarily due to the items described below:

General and administrative expenses consist of stock-based compensation, office expenses, legal, accounting, recruiting, business development, public relations, and general facility expenses. For the three months ended March 31, 2026, general and administrative expenses were $29.8 million, an increase of $26.2 million from the same period in the prior year. A majority of the increase is related to approximately $24.5 million of stock compensation expense associated with the fiscal year 2026 executive performance-based awards recognized in the current quarter upon finalization and approval of the performance milestones by the Board of Directors in January 2026. The expense recognized in the period was further impacted by the vesting of awards effective as of July 1, 2024, as well as a higher grant-date stock price for fiscal year 2026 awards compared to the prior year.

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the three months ended March 31, 2026 and 2025, were $4.6 million and $3.3 million, respectively. The increase is primarily related to an increase in stock compensation expense and payroll for $1.4 million as the Company hired additional engineers and technical program managers to support the operations of the Plant and the progression of the TFLP through the feasibility studies and National Environmental Policy Act (“NEPA”) review processes.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $0.7 million for the three months ended March 31, 2026 and $1.0 million for the three months ended March 31, 2025 respectively.

Other Income (Expense)

Other income was $0.6 million in the three months ended March 31, 2026, versus other expense of $0.9 million during the same period in the prior year. The change for the three months ended March 31, 2026 primarily resulted from a $0.9 million decrease in the amortization and accretion of financing costs, an increase in interest income of $0.3 million due to investment of cash in money market funds, and an increase in other income of $0.2 million.

Results of Operations for the Nine Months Ended March 31, 2026 and 2025

Revenue

During the nine months ended March 31, 2026 and 2025, our revenue was $13.5 million and $1.5 million, respectively, which related to the sale of our products and byproducts resulting from recycling operations. The increase in revenue was primarily driven by an increase in processed feedstock, which enabled higher production throughput, as well as higher market prices for black mass and mixed metals byproducts during the current-year period.

Cost of Goods Sold

Cost of goods sold during the nine months ended March 31, 2026 and 2025 were $17.9 million and $9.5 million, respectively. The increase in cost of sales was primarily driven by an increase of $3.7 million in higher headcount, as we hired to support expanded production capacity, an increase in facility absorption costs of $2.6 million as production volume increased, and an increase in feedstock costs of $2.2 million.

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

Operating Expenses

The Company incurred negative cash flows from operating activities of $19.6 million for the nine months ended March 31, 2026 and $23.1 million for nine months ended March 31, 2025.

During the nine months ended March 31, 2026, the Company incurred $50.0 million of total operating expenses compared to $26.2 million of total operating expenses during the nine months ended March 31, 2025. The increase is primarily due to the items described below:

General and administrative expenses consist of stock-based compensation, office expenses, legal, accounting, recruiting, business development, public relations, and general facility expenses. For the nine months ended March 31, 2026, general and administrative expenses were $37.4 million, an increase of $21.0 million compared to the same period in the prior year, primarily driven by stock-based compensation expense of $24.5 million associated with the fiscal year 2026 executive performance-based awards recognized in the current quarter upon finalization and approval of the performance milestones by the Board of Directors in January 2026. The expense recognized in the period was further impacted by the vesting of awards effective as of July 1, 2024, as well as a higher grant-date stock price for fiscal year 2026 awards compared to the prior year

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the nine months ended March 31, 2026 and 2025, were $11.2 million and $8.2 million, respectively. The increase was primarily driven by higher payroll costs of $0.8 million related to expansion of engineering and technical teams to support production ramp-up, increased stock-based compensation of $1.7 million from new hires and fiscal year 2026 performance awards, and increased depreciation expense of $0.5 million.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses remained somewhat consistent year-over-year totaling $1.5 million for the nine months ended March 31, 2026, compared to $1.7 million during the same period in the prior year.

Other Income (Expense)

Other income was $1.0 million in the nine months ended March 31, 2026, versus other expense of $2.3 million during the same period in the prior year. The change for the nine months ended March 31, 2026 primarily resulted from a change in fair value of the derivative liability of $0.7 million (see Note 13 of the condensed consolidated financial statements for further detail), $0.7 loss on debt extinguishment, $0.6 million loss on private placement, $0.9 million for change in fair value of liability classified instruments, an increase in interest income due to investment of cash in money market funds of $0.7 million, an increase in other income of $0.5 million, and a decrease in the amortization and accretion of financing costs of $2.5 million.

Liquidity and Capital Resources

At March 31, 2026, the Company had available cash of $37.7 million and total assets of $119.4 million compared to available cash of $7.5 million and total assets of $84.5 million at June 30, 2025. The increase of cash is due to the raising of capital through the exercising of warrant agreements, utilization of the ATM sales agreement with Virtu Americas, LLC, and revenue from sales of its products.

The Company had total current liabilities of $6.6 million at March 31, 2026, compared to $13.7 million at June 30, 2025. The decrease related to conversion of the debt as discussed in Note 11 and timing of payments for accounts payable and accrued expenses.

As of March 31, 2026, the Company had working capital of $46.0 million compared to $10.9 million at June 30, 2025.

Cash Flows

For the nine months ended March 31:

	March 31, 2026	March 31, 2025
Cash Flows used in Operating Activities	$(19,616,904)	$(23,099,351)
Cash Flows used in Investing Activities	(9,726,151)	(2,000,713)
Cash Flows provided by Financing Activities	55,353,778	25,947,535
Net Increase in Cash and Restricted Cash During the Period	26,010,723	847,471

Cash from Operating Activities

During the nine months ended March 31, 2026, the Company used $19.6 million of cash for operating activities, compared to $23.1 million during the nine months ended March 31, 2025. In both periods, the cash used supported an increased scale of operations including increased employee headcount and personnel costs, increased production, and increased administrative costs.

Cash from Investing Activities

During the nine months ended March 31, 2026, the Company used cash in investing activities of $9.7 million. The Company used $8.4 million for acquisition of property and equipment for its recycling facilities while $1.3 million was used for capitalization of costs related to proven and probable reserves. This is in comparison to cash used in investing activities of $2.0 million for the nine months ended March 31, 2025 for acquisition of property and equipment.

Cash from Financing Activities

During the nine months ended March 31, 2026, the Company had cash provided by financing activities of $55.4 million, compared to $25.9 million provided during the nine months ended March 31, 2025. The Company has relied on equity and debt financing to support its increased operating activities, the ramp up of the recycling plant, development of the lithium claystone pilot plant, and upgrades to the geological classification of its Tonopah Flats claims through additional studies and assessments.

The Company received proceeds of $55.4 million from equity financings and warrant conversions during the nine months ended March 31, 2026, compared to $33.4 million in the prior year period. In the nine months ended March 31, 2025, equity financing proceeds were offset by the repayment of $7.5 million of notes payable. In the current period, the carrying value of notes payable totaling $8.0 million was fully extinguished through conversion to equity, and no amounts remain outstanding.

Working Capital

	March 31, 2026	June 30, 2025
Current Assets	$53,415,858	$29,532,110
Restricted Cash	(800,000)	(5,000,000)
Current Liabilities	6,580,188	13,668,605
Working Capital	46,035,670	10,863,505

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are not effective, based on the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2026, our internal control over financial reporting was not effective, due to the material weaknesses in internal control over financial reporting, described below.

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

Material Weakness in Internal Control over Financial Reporting

The Company did not maintain a sufficient complement of personnel with the appropriate level of technical accounting expertise to effectively identify, evaluate, and design controls related to complex transactions. Additionally, the Company did not maintain adequate segregation of duties within its financial reporting processes, resulting in incompatible responsibilities and insufficient independent review controls. As a consequence, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. These material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in the consolidated financial statements may not be prevented or detected in a timely manner. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2026.

Remediation Plan

Remediation Efforts for Identified Material Weaknesses

We have implemented, and are continuing to design and implement, measures to remediate the control deficiency that resulted in the material weaknesses identified in our internal control over financial reporting.

Remediation Measures in Progress:

●	We are designing and implementing controls related to our internal control risk assessment process, including the identification and response to relevant risks.
●	We are designing and implementing general information technology (IT) controls, including logical access and program change controls, and are in the process of hiring qualified IT personnel.
●	We are designing and implementing controls over the evaluation and oversight of relevant service organizations.
●	We have engaged a third-party consultant that is assisting management in the evaluation, design and implementation of internal controls over financial reporting.
●	We will hire additional personnel with appropriate level of technical accounting expertise to effectively identify, evaluate and design controls related to complex transactions.
●	On January 25, 2026, the Board of Directors of the Company appointed Alejandro Flores Arteaga to serve as Chief Financial Officer of the Company, effective February 9, 2026. Jesse Deutsch, the Interim Chief Financial Officer, retired from the Company effective February 9, 2026.

We will consider the material weaknesses remediated when the relevant controls have been fully implemented, have operated for a sufficient period of time, and when management has concluded, through testing, that these controls are operating effectively. We expect to remediate the material weaknesses by the end of fiscal year 2027. As we continue to monitor and evaluate the effectiveness of our internal control over financial reporting, we may implement additional changes or enhancements as deemed necessary.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		September 12, 2022	10-K	3.1
3.2	Certificate of Change to Articles of Incorporation		September 11, 2023	8-K	3.1
3.3	Certificate of Amendment to Articles of Incorporation		November 14, 2024	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		October 8, 2019	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		February 19, 2020	8-K	3.1
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		November 5, 2020	8-K	3.1
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock		September 20, 2024	8-K	3.1
3.8	Amended and Restated Bylaws of American Battery Technology Company, dated October 14, 2025		October 15, 2025	8-K	3.1
10.1	Offer Letter, by and between American Battery Technology Company and Alejandro Flores Arteaga, executed January 25, 2026		January 29, 2026	8-K	10.1
10.2	Consulting Agreement, by and between American Battery Technology Company and Scott Jolcover, executed January 26, 2026		January 29, 2026	8-K	10.2
10.3	Deutsch General Release Agreement, dated January 29, 2026		January 29, 2026	8-K	10.3
10.4	Amendment to that Certain Offer Letter, dated October 9, 2024, by and between American Battery Technology Company and Ryan Melsert, executed January 27, 2026		January 29, 2026	8-K	10.4
10.5	Amendment to that Certain Offer Letter, dated October 9, 2024, by and between American Battery Technology Company and Steven Wu, executed January 27, 2026		January 29, 2026	8-K	10.5
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

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

AMERICAN BATTERY TECHNOLOGY COMPANY

(Registrant)

Date: May 11, 2026	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Alejandro Flores Arteaga
Alejandro Flores Arteaga
Chief Financial Officer (Principal Accounting Officer)

