Form 10-K
period 2026-06-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2026-09-14
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price per share of the registrant’s common stock on The Nasdaq Capital Market was approximately $438 million as of December 31, 2025.

Number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 8, 2026: 142,577,758.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 30, 2026.

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

This Report includes our audited consolidated financial statements as of and for the fiscal years ended June 30, 2026 and June 30, 2025. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

2

PART I

Item 1. Business

Introduction

American Battery Technology Company (the “Company”, “ABTC”, “we” and “us”) is an integrated critical minerals manufacturing company that is working to increase the domestic U.S. production of critical minerals, such as lithium, nickel, cobalt, manganese, copper, aluminum, and graphite through its exploration of new primary resources of critical minerals, the development and commercialization of new technologies for the extraction of these critical minerals from primary resources, and the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these critical minerals and to ensure that as these materials reach their end of life, the constituent elemental critical minerals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

The Company’s corporate headquarters are in Reno, Nevada, and its critical mineral exploration office is located in Tonopah, Nevada. The Company’s critical mineral recycling factory is in McCarran, Nevada.

Company History

The Company was incorporated as Oroplata Resources, Inc. under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. On August 8, 2016, the Company formed Lithortech Resources Inc. as a wholly owned subsidiary to serve as its operating subsidiary for lithium resource exploration and mine development. On June 29, 2018, the Company changed the name of Lithortech Resources to LithiumOre Corp. (“LithiumOre”). On May 3, 2019, the Company changed its name to American Battery Metals Corporation. On August 12, 2021, the Company further changed its name to American Battery Technology Company, which better aligns with the Company’s current business activities and future objectives.

Industry Overview

The domestic manufacturing of critical minerals has become an issue of paramount importance, with broad support from the US federal government, state and local governments, and private industry. As of 2025, the US Geological Survey lists 60 minerals as critical and essential for economic growth, national security, and technological innovation. On this list include several critical minerals essential for the manufacturing of high energy density lithium-ion batteries, including nickel, cobalt, manganese, lithium, copper, aluminum, and graphite. These lithium-ion batteries are utilized in stationary grid scale-batteries to support critical infrastructure such as datacenters supporting artificial intelligence technologies, in electric and hybrid vehicles, and in various types of consumer electronics.

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

The current manufacturing supply chain for lithium-ion batteries is segmented and is organized into sub-industries that are moving towards operating in a closed-loop fashion:

●	battery material providers,
●	chemical refiners,
●	cell manufacturers, and
●	manufacturers of end-use products (electric vehicle, stationary storage, consumer electronics, etc.) manufacturers.

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

Cell manufacturers source cell components and assemble those components into modules and packs, which are then sold to Original Equipment Manufacturers (“OEM” or “OEMs”). Cell manufacturing is also currently concentrated in Asia, with China accounting for over 70% of global cell manufacturing capacity.

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

Overview of Critical Minerals Supply

Supply of critical minerals for the manufacturing of lithium-ion batteries is currently dominated by primary production, with minor but growing contributions from secondary recycling operations. Development of new sources of primary supply are typically subject to long development and permitting times and high capital costs, putting further constraints on the supply of these materials. In addition, the majority of primary production is concentrated in high geopolitical risk locations. Each of the primary minerals discussed are traded on a number of global commodity exchanges and market pricing for each is readily available. Additional details on the primary development of the main critical materials are discussed below:

Lithium: Primary lithium is traditionally extracted from lithium-rich brines or from hard rock deposits, and with recent innovations to also manufacture primary lithium from lithium-bearing claystone resources Lithium brine deposits are accumulations of saline groundwater that are enriched in dissolved lithium. These deposits can be found in salt flats (such as those in South America), geothermal deposits (such as the Salton Sea in California), and oil fields. Extraction of lithium from brines typically involves large-scale evaporation techniques, thus consuming large amounts of water and energy. Hard rock sources of lithium are typically found in spodumene pegmatite deposits (such as those in Western Australia) and are mined using conventional mining and processing techniques. Extraction of lithium from claystone resources is a relatively new technique with various extraction technologies currently being utilized to construct first-of-kind manufacturing facilities.

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

Manganese: Manganese is typically mined from open pit surface mines using traditional mining and processing techniques. As with nickel and cobalt, the primary competing source of demand is steel production, where manganese is used as an alloy and to deoxidize steel. South Africa is the world’s largest producer of manganese, followed by Australia and China.

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

The mechanical crushing/simple hydrometallurgy approach involves placing batteries into large shredding/grinding machines. The resulting shredded material is then processed to produce black mass. This resulting black mass is then processed through a bulk hydrometallurgical process designed to remove impurities and extract the high-value minerals. The high level of impurities in the black mass resulting from the shredding/grinding process makes the recovery of battery grade materials challenging. Additionally, the solvents used in the extraction process can have adverse environmental impacts and significantly increase the costs associated with the recycling process.

The black mass resulting from the recycling process has become a readily tradable commodity. However, the quality and value of the black mass is highly variable based on the chemistry of the battery that is being processed and the amount of remaining impurities in the material.

The overall market and pricing for these products will be driven by the supply/demand balance of each commodity. Chemical refiners require specific purity and quality standards for the inputs for their manufacturing processes. Competition will be based on the ability of producers, both primary and secondary, to deliver reliable quantities of materials that meet the specifications required in the battery manufacturing process, while maintaining cash costs that are below the marginal cost of supply.

Our Business

Critical Mineral Lithium-Ion Battery Recycling

ABTC has developed a universal lithium-ion battery recycling system that is capable of recycling batteries with both a wide range of form factors (packs, modules, cylindrical cells, prismatic cells, pouch cells, defect and intermediate waste cells, metal scraps, slurries, and powders) and of a wide range of cathode chemistries (LCO, NCA, NMC) of various relative weighting of transition metals.

The Company’s recycling system is a two-phase process: an automated de-manufacturing process followed by a targeted chemical extraction train to separate the individual high-value metals. The automated de-manufacturing process separates the components of battery feedstock material into its constituent components, including byproduct metals and cathode and anode powders in the form of black mass filter cake. The byproducts are sold under various offtake agreements or into the open scrap market, and the black mass filter cake produced is either sold under offtake contracts or further processed in ABTC’s proprietary chemical extraction train to extract lithium, nickel, cobalt, manganese and other products and upgrade them to the battery grade specifications demanded by high energy density manufacturers.

The Company has acquired and leveraged the experience of several members of its leadership and implementation teams who worked on the design, construction, commissioning, and optimization of some of the largest lithium-ion battery manufacturing giga factories in the world. This significant pool of experience has enabled the team to leverage their knowledge of the failure mechanisms that can cause battery components, cells, and modules to fail leading to the development of an automated deconstruction process combined with a targeted hydrometallurgical, non-smelting process that deconstructs battery packs to modules, modules to cells, cells to subcell components, and then sorting and separating those subcell components in a strategic fashion. Because of our uniquely pioneered recycling process, we are able to realize greater net benefits than current conventional methods. These benefits include:

●	Decreased air and liquid pollutant emissions through strategic design, and with no high-temperature operations,
●	Separation of low value materials early in the processing train allows for high recovery and purity of high value products,
●	Metal products manufactured to meet high purity specifications are able to re-enter supply chain in closed-loop fashion,

●	Throughput of recycling facilities equal to that of manufacturing facilities, on a per region basis,
●	Low capital costs, through avoidance of high-temperature operations and minimal generation of waste, and
●	Short processing residence times through high-speed strategic disassembly and material handling.

Additional details regarding the recycling plant are discussed in Item 2. Properties.

Industry Awards and Collaborations

In September 2019, ABTC was selected as the sole winner of the battery recycling portion of the Circularity Challenge hosted by BASF, Stanley Black & Decker, and Greentown Labs. BASF is one of the largest high-energy density cathode manufacturing companies in the US and most significant global purchasers of critical minerals and materials. The challenge was developed to encourage new, innovative technologies for the recycling of large-format lithium-ion batteries, with a goal to establish and develop a circular economy in the battery supply chain. As the winner, ABTC received seed funding, access to the Greentown Labs facilities (see Item 2. Properties), and the exploration of partnership agreements with the host companies.

In October 2021, ABTC was awarded a competitively bid $2 million contract from the US Advanced Battery Consortium (“USABC”), which is comprised of General Motors, Ford Motor Company, Stellantis NV, and the U.S. Department of Energy. The contract award was for the commercial-scale demonstration of ABTC’s integrated lithium-ion battery recycling system, the production of high purity recycled metals, the synthesis of high energy density active cathode material by BASF, and the fabrication of over 100 large format multi-layer pouch cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The demonstration of this entire closed-loop battery manufacturing supply chain within a single project was to facilitate the establishment of a domestic low-cost and low-environmental impact battery recycling infrastructure.

In November 2022, ABTC was awarded a $10 million competitive grant from the U.S. Department of Energy for a three-year project to demonstrate and commercialize ABTC’s next generation of technologies for its recycling of critical minerals. The first year of this award was for the demonstration of these next generation technologies at the laboratory scale, in the second year these technologies were optimized at the bench scale, and then in the third year these technologies will be constructed and operated at commercial scale in ABTC’s critical mineral recycling facilities.

In March 2024, ABTC was selected for a competitively awarded investment tax credit for $19.5 million by the U.S. Department of Energy and administered by the U.S. IRS through the 48C program to support the construction and scale-up of ABTC’s first critical mineral battery recycling facility.

In September 2024, ABTC was selected for a competitively awarded $150 million grant from the U.S. Department of Energy to support the construction of ABTC’s second critical mineral battery recycling facility. This four-year grant supports the construction of a recycling facility designed to process 100,000 tonnes per year of battery material and to manufacture high purity critical mineral products and byproducts.

In March 2024, ABTC was selected for a competitively awarded investment tax credit for $40.5 million by the US Department of Energy and administered by the U.S. Internal Revenue Service through the 48C program to support the construction and scale-up of ABTC’s second critical mineral battery recycling facility. This transferrable tax credit may be utilized directly by ABTC or sold and transferred to a third-party.

Industry Competition

ABTC recovers and manufactures several types of products and byproducts through its recycling processes and competes with two categories of producers of these critical minerals: competing recycling processors and facilities and primary producers of the battery materials.

Competing recycling processes and facilities are primarily located in the United States, Europe, South Korea, and China and employ various techniques for extraction of the contained battery metals. In general, processors that employ high-temperature thermal processes or shredding/solvent extraction techniques focus on the recovery of nickel and cobalt, with limited ability to recover lithium, manganese, or other metals. The Company’s process to extract each of the battery components enables the Company to extract additional value from the same amount of feedstock to enable low-cost and low-environmental operations.

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

Primary Resource Development & Refining

In addition to its battery recycling operations, the Company has been designing and optimizing its internally developed sustainable lithium extraction process for the manufacturing of high purity lithium hydroxide from Nevada-based sedimentary claystone primary resources. (See Item 2. Properties for additional information).

The Company has conducted geological mapping, sampling, geochemical analysis, and proprietary extraction trials to characterize the resource and to quantify the performance of the lithium extraction and manufacturing operations. In parallel with the current exploration activities, the Company has designed, constructed, and is operating a multi-tonne per day integrated demonstration scale facility to process sedimentary resource from the project. This facility is intended to demonstrate the commercial viability of the Company’s extraction and refining processes.

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

Industry Awards and Collaborations

In January 2021, ABTC was selected for a competitively awarded $2.3 million grant from the U.S. Department of Energy to support the design, construction, and operation of a multi-tonne per day integrated demonstration system for ABTC’s internally-developed technologies for the manufacturing of high-purity lithium hydroxide from domestic Nevada-based claystone resource. Through this project ABTC processed tonne-level quantities of claystone material from its lithium resource near Tonopah, Nevada, and manufactured large quantities of high-purity lithium hydroxide that have been delivered to global customers for evaluation.

In September 2022, ABTC was selected for a competitively awarded $58 million grant from the U.S. Department of Energy to support the design, construction, and operations of the first train of ABTC’s commercial claystone-to-lithium hydroxide refinery near Tonopah, Nevada. This first train is designed to manufacture approximately 5,000 tonnes per year of lithium hydroxide, and the full facility is designed to manufacture 30,000 tonnes per year of lithium hydroxide.

In April 2025, ABTC was awarded a Letter of Interest from the U.S. Export-Import bank (“EXIM”) for a $900 million low-interest loan to support the expansion of ABTC’s claystone-to-lithium hydroxide refinery near Tonopah, Nevada from 5,000 to 30,000 tonnes lithium hydroxide per year capacity. ABTC and EXIM are currently undergoing due diligence efforts on this low-interest loan.

Industry Competition

Primary lithium production is concentrated in the Americas, Australia, and Asia. The lithium that is ultimately used by cathode manufacturers is required to meet stringent specifications, whether that mineral is sourced from a primary or a secondary resource. Thus, the competition in these markets is largely based on product quality and reliability of supply.

Employees

As of September 8, 2026, the Company had 191 full-time and 4 part-time employees. Additional workers may be hired on a contract basis as needed.

Available Information

We are subject to the information and periodic reporting requirements of the Exchange Act, and, in accordance therewith, we file periodic reports, proxy statements and other information with the SEC. We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at https://americanbatterytechnology.com/ as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC.

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

Summary Risk Factors

Risks Relating To Our Business

Our business is subject to numerous risks and uncertainties. The following is a summary of the principal risks we face:

●	We may require significant additional financing within the next 12 months to fund operations and develop our recycling, extraction, and refining facilities, but there is no assurance such capital will be available on acceptable terms, or at all, which could jeopardize our business plan and continued operations.
●	We have a limited operating history and have incurred substantial losses since inception, and we may never achieve or sustain profitability.
●	We may face challenges in executing our growth strategy and effectively managing any expansion. Strategic transactions we pursue could be disruptive, result in shareholder dilution, or otherwise negatively impact our operations.

●	We depend on federal grants, cooperative agreements, and tax credits that are subject to conditions, milestones, appropriations, audit, suspension, and termination, and the loss or delay of these awards could materially impair our development plans.
●	Our ability to source, recover, and recycle lithium-ion battery materials in an economical and efficient manner may be limited, which could affect our ability to meet market demand.
●	If we are unable to continue to operate our recycling facility and improve efficiency, our business could be materially harmed. Our operations depend on the continued performance and availability of our recycling facilities, as well as on securing sufficient feedstock.
●	Our ability to achieve and sustain profitability depends heavily on volatile global metal prices—driven by global economic, political, and market factors as well as product quality and customer specifications—and unfavorable pricing could reduce revenues, hinder customer demand, and negatively impact our business value and share price.
●	A small number of customers account for a substantial majority of our revenue, and the loss of any of them, or a change in their purchasing practices, could materially reduce our revenue.
●	Safety concerns in handling lithium-ion batteries, changes in battery chemistry or technology, slower-than-expected adoption of electric vehicles or stationary energy storage batteries, or reduced government support for critical minerals could all negatively impact our revenues and operating results.
●	We rely in part on third parties to collect, transport, and store lithium-ion battery feedstock that is regulated as hazardous material, and any accident, release, thermal event, or non-compliance in the supply chain could result in liability, penalties, and operational disruption.
●	Our operations are subject to development and execution risks, as well as potential limitations in obtaining applicable permits and in obtaining or maintaining insurance coverage.
●	Substantially all of our operations are concentrated at a single recycling facility and a single exploration-stage project in Nevada, and any casualty, natural disaster, utility interruption, or other disruption at those locations could halt production.
●	Physical effects of climate change, including drought and constraints on water availability in Nevada, and evolving climate-related disclosure and permitting requirements could increase our costs and delay our projects.
●	Declines in demand, volatility in benchmark metal prices, or shifts in the quantity and composition of lithium-ion battery feedstock available to us could materially affect our costs, revenues, and results of operations.
●	We depend on the skills and experience of our senior management team and key employees. The loss of any such personnel could have a material adverse effect on our business.
●	We may be exposed to litigation, foreclosure, or regulatory actions, any of which could adversely affect our financial condition and results.
●	Geopolitical competition over critical minerals and government policies aimed at securing domestic supply chains may restrict our ability to access certain markets, partners, or suppliers, which could increase costs and limit growth opportunities.
●	Changes in international trade policies, tariffs, or trade disputes—particularly involving major lithium-producing countries—could disrupt supply chains, increase costs, or limit market access, materially impacting our operations and profitability.
●	Changes in government policies or funding priorities for critical minerals could reduce or eliminate incentives, grants, or programs we rely on, adversely affecting our operations and growth.
●	Export controls or trade restrictions on lithium, black mass, equipment, or technology could limit our market access, sourcing options, or partnerships, and create compliance conflicts across jurisdictions.
●	Mineral Resources and Reserves are estimates subject to inherent uncertainties, including geological, engineering, and economic assumptions; actual tonnage, grades, recoveries, or costs may differ materially, which could adversely affect the Company’s operations and financial results.
●	There is no assurance that economically recoverable mineral reserves exist on our properties, and even though reserves have been identified, exploration and development risks could prevent their extraction or the generation of revenue, adversely affecting our business and operations.
●	Evolving federal and state regulations on battery recycling and extended producer responsibility may create new compliance obligations, increase operating costs, or affect the economics of our recycling operations.
●	Changes in income tax rates or laws, or disputes with tax authorities, could materially affect our results of operations and financial condition.

●	If we fail to adequately protect our intellectual property, or if third parties assert claims of infringement against us, we could face significant costs, potential damages, and restrictions on our ability to use certain technologies.
●	Despite mitigation measures, increasing cybersecurity threats and potential attacks could compromise our systems, disrupt operations, expose sensitive data, and materially and adversely impact the Company’s business.
●	A recently-issued federal directive may prevent us from exporting black mass to foreign customers, which would materially adversely affect our revenue, results of operations, financial condition, and ability to fund ongoing operations.

Risks Relating to Ownership of Our Securities

●	We may issue additional equity securities in the future without seeking shareholder approval. Any such issuance could dilute existing ownership and potentially place downward pressure on the market price of our common shares. In addition, the interests of our directors and executive officers may not always align with those of other shareholders.
●	Our common shares have experienced, and may continue to experience significant volatility, and the trading price of our common shares may decline regardless of our operating performance.
●	We have identified material weaknesses in our internal controls over financial reporting (ICFR). If we fail to remediate the weaknesses and establish effective controls, our business, operating results, and the market price of our shares could be materially adversely affected.
●	Compliance with the regulatory requirements applicable to U.S. domestic issuers is expected to require considerable time, cost, and resources.
●	We do not currently intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
●	We may be required to record asset write-downs, impairments, restructurings, or other charges, any of which could materially and negatively impact our financial condition, operating results, and share value.

Risks Relating to Our Business

We may require significant additional financing within the next 12 months to fund operations and develop our recycling, extraction, and refining facilities, but there is no assurance such capital will be available on acceptable terms, or at all, which could jeopardize our business plan and continued operations.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. We may need to raise capital over the next 12 months to satisfy such requirements, the receipt of which cannot be assured. We may also require capital in order to fully develop our recycling, extraction, and refining operations. We intend to seek additional funds through various financing sources, including the private sale of our equity and debt securities, potential joint ventures with capital partners, grants, government loans, and project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

We have a limited operating history and have incurred substantial losses since inception, and we may never achieve or sustain profitability.

We first generated revenue in the fourth quarter of fiscal year 2024 and have a limited operating history upon which investors may evaluate our business. We have incurred operating losses in each period since inception, including a net loss of $73.4 million for the fiscal year ended June 30, 2026, and we had an accumulated deficit of $333.5 million and negative cash flows from operating activities of $24.2 million as of and for that fiscal year. We expect to continue to incur significant expenditures to ramp our recycling operations and to advance the Tonopah Flats Lithium Project. Our ability to achieve and sustain profitability depends on increasing production volumes and realized prices while controlling costs, none of which can be assured. If we are unable to do so, we may be required to curtail operations, seek additional financing on unfavorable terms, or delay or abandon planned projects, and the value of our common shares could decline.

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

The Company is in the process of exploring and developing a mineral resource near Tonopah, Nevada, with the intent of progressing the project to mining and processing activities. The Company has no prior history of completing the development of a mining project or conducting mining operations. If found to be economically feasible, the future development of mineral resources will require the construction and operation of a mine, processing plant, and related infrastructure. While certain members of management have mining development and operational experience, the Company does not have any such experience as a collective organization. As a result of these factors, the Company’s future success is more uncertain than if it had a proven operating history.

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

We depend on federal grants, cooperative agreements, and tax credits that are subject to conditions, milestones, appropriations, audit, suspension, and termination, and the loss or delay of these awards could materially impair our development plans.

A significant portion of our planned capital program depends on federal awards, including the $57.7 million DOE cooperative agreement for a lithium hydroxide refinery, the $10.0 million DOE award for next-generation recycling technologies, the $143.6 million DOE award for a new recycling facility, and $60.0 million of tax credits selected under the through the Qualifying Advanced Energy Project Credits program (“48C program”). These awards are reimbursement-based, are conditioned on our satisfaction of technical, commercial, cost-share, reporting, and compliance requirements, and remain subject to governmental appropriations, audit, and unilateral action. On October 9, 2025, the DOE notified us that the $57.7 million grant was terminated effective as of the end of the budget period ending August 31, 2025; we appealed, and following a series of technical and commercial reviews the award was subsequently reinstated in its entirety. As of June 30, 2026, we had invoiced only 11% of eligible reimbursements under that award, 27% under the $10.0 million award, and 1% under the $143.6 million award, and we had not recognized any amounts in respect of the 48C program tax credits. There is no assurance that these awards will not again be terminated, suspended, reduced, descoped, or delayed, that we will satisfy the applicable conditions and milestones, that we will be able to fund the required cost share, or that we will realize the tax credits, and any such outcome could require us to curtail or abandon planned projects and would adversely affect our business and financial condition.

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

Our future business depends in large part on its ability to economically and efficiently source, recycle, and recover lithium-ion battery materials (including end-of-life batteries, manufacturing scrap, and third-party black mass) and to meet the growing market demand for an environmentally sustainable, closed-loop recycling solution. Although we have commenced operations at our McCarran, Nevada facility, we will need to continue to operate this facility and improve efficiency.

While we have developed and begun to implement our proprietary recycling processes at our McCarran location, we have not yet operated at full commercial scale to consistently produce and sell battery-grade materials. It is uncertain whether we will be able to develop and sustain efficient, automated, low-cost recycling capabilities and processes, or secure sufficient reliable sources of feedstock, in a manner that allows it to meet production standards, volumes, and costs necessary to achieve its business objectives. Even if we are successful in expanding production, we may not be able to do so without delays, cost overruns, or supply chain challenges, some of which may be outside of our control.

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

The ability to reach and sustain profitable operations on the recycling and extraction projects, if and to the extent the projects are developed and enter full commercial operation, will be significantly affected by changes in the market price of global metal products. The market price of these products fluctuates widely and is affected by numerous factors beyond the Company’s control, including world supply and demand, pricing characteristics for alternate energy sources such as oil and gas, government policy and laws, interest rates, the rate of inflation and the stability of currency exchange rates, and other geopolitical and global economic factors. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. Furthermore, the price of lithium products is significantly affected by their purity and performance, and by the specifications of end-user battery manufacturers. If the products produced from the Company’s projects do not meet battery-grade quality and/or do not meet customer specifications, pricing will be reduced from that expected for battery-grade product. In turn, the company may lose or fail to attract customers. The Company may not be able to effectively mitigate pricing risks for its products. Depressed pricing for the Company’s products will affect the level of revenue expected to be generated by the Company, which in turn could affect the value of the Company, its share price and the potential value of its properties.

A small number of customers account for a substantial majority of our revenue, and the loss of any of them, or a change in their purchasing practices, could materially reduce our revenue.

Revenue from five major customers accounted for approximately 86% of our revenue for the fiscal year ended June 30, 2026 and three major customers accounted for approximately 74% for the fiscal year ended June 30, 2025. Our sales are generally not supported by long-term, fixed-volume commitments, and our customers may reduce, delay, or discontinue purchases, seek price concessions, qualify alternative suppliers, or reject product that does not meet their specifications. The loss of, or a material reduction in purchases by, any one of these customers, or a disruption in our relationship with a significant supplier, could cause our revenue to decline materially, increase our credit exposure, and adversely affect our results of operations, financial condition, and cash flows.

Safety concerns in handling lithium-ion batteries, changes in battery chemistry or technology, slower-than-expected adoption of electric vehicles or stationary energy storage batteries, or reduced government support for critical minerals could all negatively impact our revenues and operating results.

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

We rely in part on third parties to collect, transport, and store lithium-ion battery feedstock that is regulated as hazardous material, and any accident, release, thermal event, or non-compliance in the supply chain could result in liability, penalties, and operational disruption.

We depend on third-party collectors, brokers, carriers, and storage providers to aggregate and deliver end-of-life batteries, manufacturing scrap, and black mass to our facility. Spent lithium-ion batteries and related materials are subject to extensive hazardous materials, waste, and transportation regulation, including requirements administered by the U.S. Department of Transportation and analogous state authorities, and are susceptible to thermal runaway, fire, and the release of hazardous substances during handling, packaging, transport, and storage. We do not control the operations or compliance practices of these third parties. An accident, release, fire, or regulatory violation in our inbound or outbound supply chain, or the loss of a significant logistics provider, could expose us to personal injury, property damage, remediation, and third-party claims, result in fines or the suspension of shipments, increase our insurance and freight costs, damage our reputation, and interrupt our ability to receive feedstock or deliver product.

Our operations are subject to development and execution risks, as well as potential limitations in obtaining applicable permits and obtaining or maintaining insurance coverage.

Our operations in the United States are subject to the federal, state and local environmental, health and safety laws applicable to the reclamation of lithium-ion batteries and exploration for, and the development and operation of, mineral properties. Depending on how any particular operation is structured, our operations and related facilities will have to obtain environmental permits or approvals to operate, including those associated with, among other things, air emissions, water discharges, waste management and storage, and exploration and development of mineral properties on federal lands and related processing facilities. We may face opposition from local residents or public interest groups to the installation and operation of our facilities. Failure to secure (or significant delays in securing) the necessary approvals could prevent us from pursuing some of our planned operations and adversely affect our business, financial results and growth prospects. Additionally, there can be no certainty that current permits will be maintained, permitting changes will be approved, estimated permitting timelines will be met, estimated costs will be accurate, or additional permits or approvals required to carry out recycling, extraction and refining will be obtained. There is the risk that existing permits will be subject to challenges of regulatory administrative processes and similar litigation and appeal processes. Litigation and regulatory review processes can result in lengthy delays, with uncertain outcomes. Such issues could impact the expected timelines of the Company’s projects and consequently have a material adverse effect on the Company’s prospects and business.

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

Substantially all of our operations are concentrated at a single recycling facility and a single exploration-stage project in Nevada, and any casualty, natural disaster, utility interruption, or other disruption at those locations could halt production.

All of our revenue-generating operations are conducted at our recycling facility in McCarran, Nevada, and our principal mineral property interests are concentrated at the Tonopah Flats Lithium Project in Nye and Esmeralda Counties, Nevada. We do not maintain redundant processing capacity at an alternative site. A fire, thermal runaway event, explosion, equipment failure, extended power or water interruption, labor disruption, earthquake, flood, wildfire, or other casualty or force majeure event affecting these locations, or the loss of a permit or a governmental order suspending operations, could interrupt or halt production for an extended period. Our insurance may not be available on commercially reasonable terms, may not cover all losses, and may not compensate us for lost revenue or the costs of resuming operations, and any such interruption could have a material adverse effect on our business, results of operations, and financial condition.

Physical effects of climate change, including drought and constraints on water availability, and evolving climate-related disclosure and permitting requirements could increase our costs and delay our projects.

Our recycling and planned refining and mining operations require reliable access to water and power in an arid region of Nevada, and we depend on a limited portfolio of acquired water rights, including an 18.45 acre-foot annual portion of the Truckee-Carson Irrigation District and water rights purchased in the City of Fernley. Prolonged drought, reduced snowpack, changes in the administration or curtailment of water rights, extreme heat, wildfire, or severe precipitation and flooding events could restrict our operations, increase our operating and capital costs, and delay permitting and construction. In addition, federal and state climate-related disclosure, greenhouse gas, and permitting requirements continue to evolve and may impose additional compliance obligations and costs on us, and we may be subject to increased scrutiny or litigation concerning our environmental practices and the environmental benefits attributed to our products and processes. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition.

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

The Company is concurrently overseeing the advancement of our major critical mineral projects. Working to advance these projects requires dedication of considerable time and resources by the Company and its management team. The advancement of the projects concurrently brings with it the associated risk of strains on managerial, human and other resources. The Company’s ability to successfully manage each of these processes will depend on a number of factors, including its ability to manage competing demands on time and other resources, financial or otherwise, and successfully retain personnel and recruit new personnel to support its growth and the advancement of its projects.

The Company highly values the contributions of its key personnel. The success of the Company continues to depend largely upon the performance of key officers, employees, and consultants who have advanced the Company to its current stage of development and contributed to its potential for future growth. The market for qualified talent has become increasingly competitive, with shortages of qualified talent relative to the number of available opportunities being experienced in all markets where the Company conducts its operations. The ability to remain competitive by offering higher compensation packages and programs for growth and development of personnel, with a view to retaining existing talent and attracting new talent, has become increasingly important to the Company and its operations in the current climate. Any prolonged inability to retain key individuals, or to attract and retain new talent as the Company grows, could have a material adverse effect upon the Company’s growth potential and prospects.

Additionally, the Company has not purchased any “key-man” insurance for any of its directors, officers, or key employees and currently has no plans to do so.

We may be exposed to litigation, foreclosure, or regulatory actions, any of which could adversely affect our financial condition and results.

The Company may be subject to a variety of regulatory requirements, and resulting investigations, claims, lawsuits and other proceedings in the ordinary course of its business, because of its status as a publicly traded company and because of its mining exploration and development business. Litigation related to environmental and climate change-related matters, the Company’s environmental practices, the environmental benefits of the Company’s products or services, ESG disclosure, and securities class actions arising from share price volatility is also on the rise. The occurrence and outcome of any legal proceedings cannot be predicted with any reasonable degree of certainty due to the inherently uncertain nature of litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. Defense and settlement costs of legal claims can be substantial, even with respect to claims that are determined to have little or no merit.

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

Export controls or trade restrictions on lithium, black mass, equipment, or technology could limit our market access, sourcing options, or partnerships, and create compliance conflicts across jurisdictions.

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

There is no assurance that economically recoverable mineral reserves exist on our properties, and even though reserves have been identified, exploration and development risks could prevent their extraction or the generation of revenue, adversely affecting our business and operations.

We cannot assure you about the existence of economically extractable mineralization at this time, nor about the quantity or grade of any mineralization we may have found. Because the probability of an individual prospect ever having reserves is uncertain, our properties may not contain any reserves and any funds spent on evaluation and exploration may be lost. Even though reserves have been confirmed on our properties, any quantity or grade of reserves we indicate must be considered as estimates only until such reserves are mined. We do not know with certainty that economically recoverable minerals exist on our properties. In addition, the quantity of any reserves may vary depending on commodity prices. Any material change in the quantity or grade of reserves may affect the economic viability of our properties. Further, our lack of established reserves means that we are uncertain about our ability to generate revenue from our operations.

Even though we have discovered a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and that we can extract those minerals. Both mineral exploration and development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

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

A recently-issued federal directive may prevent us from exporting black mass to foreign customers, which would materially adversely affect our revenue, results of operations, financial condition, and ability to fund ongoing operations.

A recently-issued federal directive (the “Directive”), which became effective on August 27, 2026, essentially prohibits the export of black mass by any domestic company from the United States, unless an exception or adjustment is obtained from the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). The Directive will remain in effect for approximately one year from the date of publication. Sales of black mass represent the majority of the Company’s total revenue, and substantially all of its current black mass customers are located outside the United States in OECD countries. The Company has submitted a request to BIS for an exception from the Directive’s domestic allocation requirement and is actively engaging with Congressional representatives, government affairs advisors, and other stakeholders regarding this matter, but it cannot predict the outcome of these efforts. There can be no assurance that the Company’s request for an exception will be granted, that any exception will be granted on terms that are commercially favorable to the Company, or that any exception will be granted within a timeframe that avoids material disruption to its business and operations. If the Company is unable to obtain an exception or other relief from the Directive, or if any exception is subject to conditions that are commercially impracticable, the Company may be unable to sell black mass to all of its foreign customers. The loss of its foreign black mass sales revenue would have a material adverse effect on the Company’s revenue, results of operations, financial condition, cash flows, and ability to fund ongoing operations and growth initiatives. The Company may be required to seek alternative income sources, reduce operating costs, or pursue additional financing. Additionally, even if the Company is able to identify and develop domestic customers for black mass over time, such development efforts may take considerable time, and the terms of domestic sales may be significantly less favorable than existing international arrangements. See Note 19, “Subsequent Events,” to the consolidated financial statements.

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

We may issue common shares upon conversion, redemption, or exercise of related equity securities. We may also issue common shares upon the exercise of outstanding warrants.

The issuance of additional equity securities could:

●	decrease our existing shareholders’ ownership percentage;
●	reduce the amount of cash available per share, including for potential future dividends;
●	diminish the relative voting strength of previously outstanding shares; and
●	negatively affect the market price of our common shares.

Our common shares have experienced and may continue to experience significant volatility, and the trading price of our common shares may decline regardless of our operating performance.

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

We have identified material weaknesses in our internal controls over financial reporting (ICFR). If we fail to remediate the weaknesses and establish effective controls, our business, operating results, and the market price of our shares could be materially adversely affected.

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

As a public reporting company, we are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, rules and regulations. Complying with these laws and regulations requires more time and attention from our Board of Directors and management and requires additional employees compared to a privately-held company. In addition, the costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to stockholders, maintaining more comprehensive compliance functions, policies and procedures, and corporate governance, are greater than that of a privately-held company.

If we fail to satisfy the continued listing requirements of The Nasdaq Stock Market, our common stock could be delisted, which would reduce liquidity and could impair our ability to raise capital.

Our common stock is listed on The Nasdaq Capital Market under the symbol “ABAT.” To maintain that listing we must satisfy continued listing standards, including minimum bid price, stockholders’ equity or market value, publicly held shares, market maker, and corporate governance requirements. Our share price has been volatile, and we rely substantially on equity issuances to fund our operations. If we fail to satisfy any applicable standard and are unable to regain compliance within any cure period, our common stock could be suspended or delisted. Delisting would likely reduce the liquidity and market price of our common stock, limit the willingness of institutional investors and market makers to trade in our securities, impair our eligibility to use short-form registration statements and our at-the-market program, and make it more difficult and more expensive for us to raise capital.

We do not currently intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

The Company has not paid dividends on its Common Shares since incorporation. The Company anticipates that it will retain its earnings and other cash resources for future operations and the ongoing development of its business. As such, the Company does not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of the Board, which will consider many factors including the Company’s operating results, financial condition and anticipated cash needs.

We may be required to record asset write-downs, impairments, restructurings, or other charges, any of which could materially and negatively impact our financial condition, operating results, and share value.

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

Provisions of our charter documents, our authorized but unissued preferred stock, and Nevada law could delay or prevent a change of control and may depress the market price of our common shares.

Our amended and restated articles of incorporation authorize 1,666,667 shares of preferred stock issuable in one or more series, and our Board of Directors is authorized to fix the voting rights, designations, preferences, and other terms of each series without stockholder approval. The issuance of preferred stock with voting or other rights senior to our common stock could adversely affect the voting power and other rights of holders of our common stock and could have the effect of delaying, deferring, or preventing a change of control of the Company or the removal of existing management. In addition, we are a Nevada corporation and are subject to Nevada statutes governing combinations with interested stockholders and the acquisition of controlling interests, which may further discourage, delay, or prevent a transaction that stockholders might otherwise consider favorable, including a transaction at a premium to the then-current market price of our common shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, including potential unauthorized occurrences on or through both our physical systems and electronic information systems, that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process and store as part of our business, including on behalf of third parties. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

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

Governance

We have a unified and centrally coordinated team, led by our Chief Operating Officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across the Company. In addition, we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying and managing cybersecurity risks.

Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our risk assessments that are reviewed by the Board of Directors.

The board of directors oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations and related risks. They also oversee the response to any significant cybersecurity incidents. Our Chief Operating Officer, who has extensive cybersecurity knowledge and skills, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at the Company and reports directly to the Chief Executive Officer.

For additional information regarding risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Item 2. Properties

The Company is engaged in the operation of a critical mineral recycling facility to recycle end-of-life lithium-ion batteries, the design and construction of a second recycling facility for the recycling of lithium-ion batteries, and in the development and construction of a mine and refinery for the manufacturing of high-purity lithium from its lithium-bearing claystone unpatented mining claims. To do so, the Company owns or holds long-term leases on multiple properties, all located within the United States, along with leases on laboratory facilities that support our research and development functions. In addition, the Company holds rights to certain assets, which facilitate the effective use of our properties. We believe that all of our properties and facilities are well maintained, effectively used, and are adequate for operating our business. Information regarding significant properties operated by us is outlined below.

Corporate Headquarters

The Company currently leases executive offices located at 100 Washington Street, Suite 100 in Reno, Nevada, USA. The office space consists of approximately 5,831 square feet and the lease expires November 30, 2027.

Critical Mineral Recycling Operations

McCarran, Nevada – Recycling Facility

The Company purchased a facility in August 2023 to implement its internally-developed critical mineral recycling technologies in the Tahoe-Reno Industrial Center, located at 2500 Peru Drive, McCarran, Nevada. The facility houses the Company’s first-of-kind integrated battery recycling system which utilizes a strategic de-manufacturing and targeted chemical extraction train to recover domestic critical minerals with high yields, low cost, and with a low impact footprint. These processes are fundamentally different than conventional methods of battery recycling, which utilize high temperature furnaces, such as smelters, or non-strategic shredding or grinding systems.

As the Company ramps up operations of its integrated recycling processes, the facility is being commissioned in phases. The first phase is currently installed and is operated, which mechanically processes battery materials into products including copper, aluminum, steel, a lithium intermediate, and a black mass intermediate material. In the second phase, this lithium intermediate will be further refined into a battery grade lithium hydroxide product, and the black mass intermediate material will be further refined into battery grade nickel, cobalt, manganese, and lithium hydroxide products.

McCarran, Nevada – Recycling Storage Facilities

On June 28, 2021, the Company purchased approximately 13.87 acres of industrial-zoned land in McCarran, Nevada. The Company utilizes this property for the storage of feedstock, products, and other materials.

On January 14, 2026, the Company purchased approximately 5.76 acres of industrial-zoned land in McCarran, Nevada. The Company intends to utilize this property for supplemental storage of feedstock, product, and other materials.

Fernley, Nevada – Recycling Facility

On August 14, 2020, the Company purchased approximately 12.44 acres of undeveloped industrial land in Fernley, Nevada in a Qualified Opportunity Zone. The Company began construction of a recycling facility before prioritizing the new location in McCarran, Nevada.

On June 30, 2025, the Company classified this land and a partially constructed facility at this Fernley, Nevada location as assets held for sale. On July 28, 2025, a potential buyer for such property terminated the purchase agreement governing such proposed sale. During fiscal year 2026, the Company is making improvements to the property, including working towards securing the final certificate of occupancy and completing additional upgrades. The property, with a carrying value of approximately $7.0 million, was reclassified into property and equipment as construction in progress during the fiscal year ended June 30, 2026.

Water Rights

The Company purchased water rights in the City of Fernley, Nevada for $3.8 million. The Company allocated approximately $0.1 million of water rights to the Company’s Fernley plant.

The Company’s acquisition of the commercial-scale battery recycling facility at the Tahoe-Reno Industrial Center included water rights valued at $0.8 million and are described as an 18.45 acre-foot/year portion of the Truckee-Carson Irrigation District, Serial Number 1081-A-1.

These have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

Laboratory Facilities

To support the development of both its critical mineral recycling and claystone-to-lithium technologies, the Company operates out of two laboratory facilities:

Nevada Center for Applied Research - Reno, Nevada

The Company leases laboratory and office space from the University of Nevada, Reno. As of June 30, 2026, the Company occupies 2,889 square feet at the Nevada Center for Applied Research (“NCAR”). The laboratory space is used to advance the Company’s in-house, first-of-kind developed battery metals extraction technologies for both the recycling of spent batteries and for the manufacturing of primary battery metals from domestic-based resources.

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

Tonopah Flats Lithium Project (“TFLP”)

Property Area and Claim Type

The area where Tonopah Flats Lithium Project (“TFLP”) is located is known for its unique sedimentary claystone resources. The Tonopah Flats property consists of 631 unpatented Federal lode mining claims covering approximately 13,037 acres and is centered at 38.1099° North Latitude and 117.3479° West Longitude. The Company owns 100% of the claims comprising the Tonopah Flats property. Ownership of the unpatented mining lode claims is in the name of the holder (locator), subject to the paramount title of the United States of America. Under the Mining Law of 1872, the locator has the right to explore, develop, and mine minerals on unpatented mining lode claims without payments of production royalties to the U.S. government. The 631 unpatented lode claims include rights to all locatable subsurface minerals.

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

The TFLP is one of the largest identified lithium resources in the United States, and in September 2025 the Company published a Pre-Feasibility Study (“PFS”) (full report available at; https://americanbatterytechnology.com/wp-content/uploads/ABTC_Pre-FeasibilityStudy_2025.pdf) that details inferred, indicated, and measured resources and proven and probable reserves at this property, as well as the technical and financial roadmap for bringing the associated lithium mine and lithium hydroxide monohydrate (“LHM”) refinery to commercialization. This PFS has estimated that the TFLP contains approximately 21.3 million tonnes LHM resource, with 2.7 million tonnes of LHM further classified as proven and probable reserves. The total processing costs for manufacturing this battery grade LHM is projected to be $4,307 per tonne LHM. Inferred, indicated, and measured resources have lower levels of geological confidence than proven and probable reserves, and in certain cases may not be considered when assessing the economic viability of a mining project.

In June 2025, the TFLP was selected by the National Energy Dominance Council and the FAST-41 Permitting Council as a Transparency Priority Project for streamlined federal permitting. This designation highlights the project’s role in advancing domestic critical mineral lithium production and supporting U.S. energy independence. In August 2025, the TFLP was further approved by the FAST-41 Permitting Council as a Covered Priority Project, which provided additional resources to streamlining the permitting efforts for this project. The project is featured on the FAST-41 Permitting Dashboard.

TFLP Exploration and Geotechnical Drilling

To date there have been several drill programs conducted at the TFLP consisting of a total of 38 exploration and/or geotechnical drill holes. The 2025 drill program was initiated to further inform the Mine Plan of Operations and provide geotechnical data for pit slope stability and waste rock storage facilities. Drillholes TF25-GT1 through TF25-GT8 were drilled by True North Drilling (“True North”) of San Tan Valley, Arizona between January 2025 and February 2025. Total footage for this program was 2,056.5 meters in eight holes.

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

American Battery Technology Co.
Tonopah Flats Lithium Project
Completed Drill Holes
Completed Geotechnical Drill Holes 1-8
Completed Exploration Drill Holes 1-30
Water Wells
ABTC Claim Boundary
Nevada State Highway 6
Existing Access Roads
ABTC
AMERICAN BATTERY
TECHNOLOGY COMPANY
466000
467000
468000
469000
470000
471000
472000
473000
4214000
4215000
4216000
4217000
4218000
4219000
4220000
4221000
4222000
TF-2101
TF-2222
TF-2102
TF-2213
TF-2103
TF-2220
TF-2221
TF-2211
TF-2104
TF-2212
TF-2207
TF-2105
Exploration Well
Monitor Well
TF-2217
TF-2210
TF-2106
TF25-GT8
820'
TF-2330
TF-2219
TF-2329
TF-2326
TF-2214
TF-2327
TF-2328
TF-2209
TF25-GT4
823'
TF25-GT3
823'
TF25-GT7
763'
TF-2325
TF25-GT5
820'
TF-2216
TF-2324
TF25-GT6
819'
TF-2215
TF-2208
TF-2218
TF25-GT1
985'
TF25-GT2
820'
TF-2323
2000
4000
6000 ft

Mineral Resource Estimate

The mineral resources for Tonopah Flats described and tabulated in the PFS are classified as Measured, Indicated, and Inferred in accordance with SK-1300 and were estimated to reflect potential open-pit extraction. These resources were constrained with an optimization and cutoff grade satisfactory to meet the requirement of reasonable prospects for economic extraction. The pit shells created using these optimization parameters were further constrained to limit the project resources to a grade of 300ppm within claystone only, which was done as a conservative measure to avoid extremely low cutoff grades despite economics. It should be noted that without the grade constraint, the resulting pit shell using these parameters would be larger than has been used for the resources reported herein.

Tonopah Flats Lithium Project – Lithium Mineral Resources Estimate

as of End of Fiscal Year Ended June 30, 2026

Classification	Claystone (kTonnes)	Grade Lit (ppm)	Lithium (kTonnes)	LHM (kTonnes)
Measured	1,126,772	876	978	5,976
Indicated	2,534,419	639	1,620	9,799
Measured and Indicated	3,661,191	712	2,607	15,767
Inferred	2,151,226	423	911	5,508

a)	The estimate of mineral resources was completed by ABTC and Dahrouge
b)	The effective date of the mineral resource estimate is September 4, 2025. The qualified person(s) who prepared the estimate are Daniel R. Palo (Barr Engineering Co.), Jeffrey Woods (Woods Process Services, LLC), and Jacob Anderson (Dahrouge Geologic Consulting Ltd.).
c)	Tonopah Flats resources are classified as Measured, Indicated, and Inferred
d)	Mineral resources comprised all model blocks at a 300 parts per million (ppm) tonne Li cut-off that lie within an optimized pit
e)	Lithium hydroxide monohydrate (LHM) tonnes were calculated using a factor of 6.0459
f)	Mineral resources that are not mineral reserves do not have demonstrated economic viability
g)	Mineral resources potentially amenable to open pit mining methods are reported using a lithium hydroxide monohydrate price
h)	of US$22,000/t, assumed metallurgical recoveries of 48% for Li, mining costs of US$2.70/t mined, processing costs of
i)	US$7.50/t processed, minimum grade of 300 ppm lithium within claystone, and general & administrative costs of US$0.83/t
j)	processed, and a 45,000-tpd processing rate.
k)	Rounding may result in apparent discrepancies between tons, grade, and contained metal content ktonnes = kilotonnes

LHM = lithium hydroxide monohydrate

ppm = parts per million

Mineral Reserves Estimate

In addition to its mineral resources, the TFLP also contains classifications of mineral reserves that are tabulated in the PFS as Proven and Probable, in accordance with SK-1300, and were estimated to reflect potential open-pit extraction. These reserves were constrained with an optimization and cutoff grade satisfactory to meet the requirement of reasonable prospects for economic extraction. The pit shells created using these optimization parameters were further constrained to limit the project resources to a grade of 300ppm within claystone only, which was done as a conservative measure to avoid extremely low cutoff grades despite economics.

Tonopah Flats Lithium Project – Lithium Mineral Reserves Estimate

as of End of Fiscal Year Ended June 30, 2026

Classification	Claystone (kTonnes)	Grade Lit (ppm)	Lithium (kTonnes)	LHM (kTonnes)
Proven	175,515	920	161	979
Probable	384,333	753	289	1,754
Proven and Probable	559,848	805	451	2,733

Capital and Operating Costs

Mining and refining operating costs were estimated and presented in the PFS. The mining operating costs were itemized by mining, ore handling, tails handling, and backfill costs. The refining operating costs were itemized by energy, chemical consumables, and labor.

Net operating costs are estimated to be $15.45/ton processed or $5,720 per ton of LHM. The life of mine operating cost summary is presented in the table below.

Overview of Mining Operating Costs
	K USD LOM Cost	$/tonne Processed	$/tonne LHM
Mining Cost	$2,328,377	$4.16	$1,775
Ore Handling	$281,320	$0.50	$214
Tails Handling	$260,758	$0.47	$199
Backfill Cost	$376,902	$0.67	$287
Total Mining Cost	$3,247,357	$5.80	$2,475

Overview of Refining Operating Costs
	K USD LOM Cost	$/tonne Processed	$/tonne LHM
Energy Cost	$3,773,473	$6.74	$2,877
Labor Cost	$678,351	$1.21	$517
Chemical Consumables	$1,197,184	$2.14	$913
Total Refining Cost	$5,649,008	$10.09	$4,307

ABTC and Barr created a cash-flow model based on the production schedule and resulting revenue stream in accordance with the costs presented. Only Measured and Indicated mineral resources were used to create the revenue stream. The PFS limits the TFLP to a mine life of 45 years for approximately 599.8 Mt with an average of 805 ppm Li grade processed and a total recovery including beneficiation, extraction, and refining of 48%. With $2.0 billion in initial capital costs, processing costs of $4,307/t of LHM, overall operating costs of $6,994/t of LHM produced, and average production of 30,000 tpa of LHM, this project is estimated to have a $2.57 billion after-tax net present value (NPV) at an 8% discount rate. At a discount rate of 10%, the after-tax net NPV is $1.75 billion. The project has a 21.8% Internal Rate of Return (IRR) and 7.5-year payback of initial capital. Mineral resources that are not categorized as reserves do not have demonstrated economic viability.

Mineral Rights and Annual Property Holding Costs

Ownership of the unpatented mining lode claims is in the name of the holder (locator), subject to the paramount title of the United States of America, under the administration of the U.S. Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining lode claims on federal lands, the locator has the right to explore, develop, and mine minerals on unpatented mining lode claims without payments of production royalties to the U.S. government, and subject to the surface management regulation of the BLM. The 631 unpatented lode claims include rights to all locatable subsurface minerals. Currently, annual claim-maintenance fees of $200 per claim are the only Federal payments related to unpatented mining lode claims. The annual property holding costs, including claim fees and county recording fees total $134,108 which include Annual Federal Claim Fees of $126,200 and Annual County Recording Fees for Notice of Intent to Hold of $7,908. Surface rights sufficient to explore, develop, and mine on the unpatented mining lode claims are inherent to the claims as long as the claims are maintained in good standing. The surface rights are subject to all applicable state and federal environmental regulations.

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

The BLM Nevada State Office currently holds BLM cash bond number 4969389 with the Company as principal, in the amount of $59,646. The bond provides surface reclamation coverage for operations conducted by the Company at the Tonopah Flats property. The total projected surface disturbance for the exploration permits as of June 30, 2026 is approximately 4.98 acres. The Company is currently in compliance with all issued permits.

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

Holders

As of September 8, 2026, we had approximately 116 shareholders of record, including our directors and officers .

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

Overview

American Battery Technology Company (the “Company”, “ABTC”, “we” and “us”) is an integrated critical minerals manufacturing company that is working to increase the domestic U.S. production of critical minerals, such as lithium, nickel, cobalt, manganese, copper, aluminum, and graphite through its exploration of new primary resources of critical minerals, the development and commercialization of new technologies for the extraction of these critical minerals from primary resources, and the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these critical minerals and to ensure that as these materials reach their end of life, the constituent elemental critical minerals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

To implement this business strategy, the Company has constructed and is operating its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, battery energy storage system (“BESS”), consumer electronics industries, and manufactures several types of recycled products and byproducts. The ramp-up and operation of this facility remain top priorities, and the Company has significantly expanded resources to support its development. These efforts include hiring additional technical staff, expanding laboratory facilities, and purchasing equipment. As a result, the Company generated its first revenue in the fourth quarter of fiscal year 2024 and has achieved continued growth in production volumes and revenue through June 30, 2026.

The development and demonstration of these recycling technologies was supported by a competitively awarded grant from the U.S. Advanced Battery Consortium, which consists of General Motors, Ford Motor Company, Stellantis NV, and the US Department of Energy. The continued expansion of this facility is also supported by a competitively awarded $19.5 million investment tax credit awarded by the U.S. Department of Energy and administered by the U.S. Internal Revenue Service through the 48C program. ABTC was selected for an additional $10.0 million competitively awarded grant by the U.S. Department of Energy to demonstrate, optimize, and construct commercial implementations of ABTC’s next generation of advanced critical mineral separations and processing manufacturing technologies.

With the successful operations of ABTC’s first critical mineral recycling facility with a design processing rate of approximately 20,000 tonnes per year, ABTC was awarded a competitive $150 million grant from the U.S. Department of Energy to support the construction of a second critical mineral recycling facility with a processing rate of 100,000 tonnes per year. The construction of this second facility is also supported by a competitively awarded $40.5 million investment tax credit awarded by the U.S. Department of Energy and administered by the U.S. Internal Revenue Service through the 48C program. ABTC has been performing due diligence on several prospective locations for this second facility throughout the southeastern US.

In addition to its critical mineral recycling facilities, ABTC is also developing TFLP, one of the largest identified lithium resources in the United States. In September 2025, ABTC published a Pre-Feasibility Study (PFS) for this project that details the inferred, indicated, and measured resources and proven and probable reserves at this claystone property, as well as the technical and financial roadmap for bringing the associated lithium mine and lithium hydroxide monohydrate (LHM) refinery to commercialization. This PFS has estimated that the TFLP contains approximately 21.3 million tonnes LHM resource, with 2.7 million tonnes of LHM further classified as proven and probable reserves (Inferred, indicated, and measured resources have lower levels of geological confidence than proven and probable reserves, and in certain cases may not be considered when assessing the economic viability of a mining project). The total processing costs for manufacturing this battery grade LHM is projected to be $4,307 per tonne LHM.

To demonstrate the performance of ABTC’s internally-developed claystone-to-lithium hydroxide technologies, ABTC was awarded a competitive $2.3 million grant from the U.S. Department of Energy to construct and operate a multi-tonne per day integrated demonstration facility. ABTC has constructed and operated this demonstration facility and processed tonne-level quantities of claystone from ABTC’s claystone property near Tonopah, Nevada, and manufactured high-purity battery grade lithium hydroxide product that has been delivered to global customers for evaluation and qualifications.

ABTC is currently developing a mine and refinery at the TFLP for the manufacturing of 30,000 tonnes of high purity critical mineral lithium hydroxide per year. In October 2022, ABTC was selected for a competitively awarded $58 million grant from the U.S. Department of Energy to support the construction of the first 5,000 tonnes lithium hydroxide per year processing train at this facility.

In October 2025, the DOE notified the Company that the $57.7 million cooperative agreement for the lithium hydroxide refinery was terminated. The Company appealed, and following a series of technical and commercial reviews, the DOE reinstated the award in its entirety in January 2026, with no change to funds awarded or to technical and commercial milestones. The temporary termination and reinstatement did not result in a material change to the Company’s project timeline or capital program. See Note 5 to the consolidated financial statements.

As this prospective mine and refinery are located on land managed by the U.S. Bureau of Land Management (BLM), ABTC works closely with the federal government on the permitting, design, and operations of this facility. In June 2025, ABTC’s TFLP was selected by President Trump’s National Energy Dominance Council (NEDC) and the FAST-41 Permitting Council as a Transparency Priority Project. This designation highlights the project’s role in advancing domestic critical mineral lithium production and supporting U.S. energy independence. In August 2025, the TFLP was further approved by the FAST-41 Permitting Council as a Covered Priority Project, which provided additional resources to streamlining the permitting efforts for this project.

Fiscal Fourth Quarter 2026 Financial Highlights:

●	Revenue was $8.2 million for the three months ended June 30, 2026, as compared to $2.8 million for the three months ended June 30, 2025.
●	Total cost of goods sold was $6.9 million for three months ended June 30, 2026, compared to $5.3 million for the three months ended June 30, 2025. Cost of goods sold for the three months ended June 30, 2026 included non-cash items, of depreciation of $0.7 million and stock-based compensation of $0.2 million. Excluding these non-cash items cash cost of goods sold (a non-GAAP measure) for the three months ended June 30, 2026 was $6.0 million. Cost of goods sold for the three months ended June 30, 2025 included non-cash items of depreciation of $1.0 million and stock-based compensation of $0.2 million. Excluding these non-cash items, cash cost of goods sold (a non-GAAP measure) for the three months ended June 30, 2025 was $4.1 million.

A reconciliation of cost of goods sold to cash cost of goods sold and adjusted gross margin (both are non-GAAP measures) for the three months ended June 30, 2026 was as follows:

Description	Amount ($M) Three Months Ended June 30, 2026	Amount ($M) Three Months Ended June 30, 2025
Revenue	$8.2	$2.8
Cost of goods sold (GAAP)	6.9	5.3
Gross margin (loss)	$1.3	$(2.6)

Description	Amount ($M) Three Months Ended June 30, 2026	Amount ($M) Three Months Ended June 30, 2025
Revenue	$8.2	$2.8
Cost of goods sold (GAAP)	6.9	5.3
Less: depreciation expense	(0.7)	(1.0)
Less: stock-based compensation	(0.2)	(0.2)
Cash cost of goods sold (Non-GAAP)	$6.0	$4.1
Adjusted gross margin (loss) (Non-GAAP)	$2.2	$(1.3)

●	Gross margin for the three months ended June 30, 2026 of $1.3 million compared to gross loss of $2.6 million for the three months ended June 30, 2025.

Fiscal Year 2026 Financial Highlights:

●	Revenue was $21.7 million for the fiscal year ended June 30, 2026, a 407% increase over the $4.3 million for the fiscal year ended June 30, 2025.

●	Total cost of goods sold was $24.8 million for the fiscal year ended June 30, 2026, compared to $14.9 million for the fiscal year ended June 30, 2025. Cost of goods sold for the fiscal year ended June 30, 2026 included non-cash items of depreciation of $3.7 million and stock-based compensation of $1.1 million. Excluding these non-cash items, cash cost of goods sold (a non-GAAP measure) for the fiscal year ended June 30, 2026 was $20.0 million. Cost of goods sold for the fiscal year ended June 30, 2025 included non-cash items of depreciation of $3.6 million and stock-based compensation of $0.8 million. Excluding these non-cash items, cash cost of goods sold (a non-GAAP measure) for the fiscal year ended June 30, 2025 was $10.5 million.

A reconciliation of cost of goods sold to cash cost of goods sold and adjusted gross margin (both are non-GAAP measures) for the fiscal year ended June 30, 2026 was as follows:

Description	Amount ($M) Fiscal Year 2026	Amount ($M) Fiscal Year 2025
Revenue	$21.7	$4.3
Cost of goods sold (GAAP)	24.8	14.9
Gross loss	$(3.1)	$(10.6)

Description	Amount ($M) Fiscal Year 2026	Amount ($M) Fiscal Year 2025
Revenue	$21.7	$4.3
Cost of goods sold (GAAP)	24.8	14.9
Less: depreciation expense	(3.7)	(3.6)
Less: stock-based compensation	(1.1)	(0.8)
Cash cost of goods sold (Non-GAAP)	$20.0	$10.5
Adjusted gross margin (loss) (Non-GAAP)	$1.7	$(6.2)

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

●	At June 30, 2026, the Company had available cash and cash equivalents of $49.5 million.
●	The Company had no outstanding debt as of June 30, 2026.

Components of Statements of Operations

The following table sets forth the Company’s operating results for the periods indicated:

	Fiscal Year Ended June 30, 2026	Fiscal Year Ended June 30, 2025	$ Change	% Change
Revenue	$21,741,726	$4,290,224	$17,451,502	407%
Cost of goods sold	24,830,966	14,864,633	9,966,333	67
Gross loss	(3,089,240)	(10,574,409)	7,485,169	71
Operating expense
General and administrative	51,632,213	21,151,445	30,480,768	144
Research and development	17,871,542	8,470,161	9,401,381	111
Exploration	2,114,995	1,827,314	287,681	16
Total operating expenses	71,618,750	31,448,920	40,169,830	128
Other income (expense)	1,328,969	(4,739,296)	6,068,265	128
Net loss attributable to shareholders	$(73,379,021)	$(46,762,625)	$(26,616,396)	(57)

Revenue

During the fiscal year ended June 30, 2026 and 2025, our revenue was $21.7 million and $4.3 million, respectively, which related to the sale of our products and byproducts resulting from recycling operations. The increase in revenue was primarily driven by an increase in processed feedstock, which enabled higher production throughput, as well as higher market prices for our products and byproducts during the current-year period.

Cost of Goods Sold

Cost of goods sold during the fiscal years ended June 30, 2026 and 2025 were $24.8 million and $14.9 million, respectively. The increase in cost of goods sold was primarily driven by an increase in feedstock costs of $4.1 million to support higher volumes of throughput, an increase of $3.7 million in compensation, as we hired to support expanded production capacity, and an increase in facility absorption costs of $2.2 million as production volume increased.

Operating Expenses

During the fiscal year ended June 30, 2026, the Company incurred $71.6 million of total operating expenses compared to $31.4 million of total operating expenses during the fiscal year ended June 30, 2025. The increase is primarily due to the items described below:

General and administrative expenses consist primarily of personnel, stock-based compensation, office expenses, legal and accounting fees, recruiting, business development, public relations, and facility-related costs. For the fiscal year ended June 30, 2026, general and administrative expenses were $51.6 million, an increase of $30.5 million compared with the prior-year period. The increase was primarily attributable to a $29.4 million increase in value of stock-based compensation expense. A majority of the increase is related to the fiscal year 2026 executive performance-based awards recognized in the fiscal year upon finalization and approval of the performance milestones by the Board of Directors in January 2026. The expense recognized in the period was further impacted by the vesting of awards during fiscal year 2026, as well as a higher grant-date stock price for fiscal year 2026 awards compared to the prior year.

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the fiscal years ended June 30, 2026 and 2025, were $17.9 million and $8.5 million, respectively. The increase was primarily driven by higher payroll costs of $4.5 million related to expansion of engineering and technical teams to support production ramp-up, increased stock-based compensation of $2.4 million from new hires and fiscal year 2026 performance awards, an increase in legal expenses of $0.5 million related to site selection, and increased depreciation expense of $0.4 million.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses remained relatively consistent year-over-year totaling $2.1 million for the fiscal year ended June 30, 2026, compared to $1.8 million during the same period in the prior year.

Other Income (Expense)

Other income was $1.3 million in the fiscal year ended June 30, 2026, versus other expense of $4.7 million in the prior year. This $6.0 million change resulted principally from an increase in interest and other income of $1.5 million resulting from significantly higher cash balances throughout fiscal 2026, a $3.5 million reduction in amortized financing costs, and the absence in fiscal 2026 of the following items in fiscal 2025: a $1.4 million credit loss on a receivable pursuant to a share purchase agreement; $1.2 million in losses on a private placement and extinguishment of debt; and $1.6 million in gains recognized for changes in fair value of a derivative liability and liability classified financial instruments.

Liquidity and Capital Resources

At June 30, 2026, the Company had available cash and cash equivalents of $49.5 million and total assets of $132.8 million compared to available cash of $7.5 million and total assets of $84.5 million at June 30, 2025. The increase in available cash and cash equivalents resulted from raising capital through the exercise of warrant agreements, utilization of the ATM sales agreement with Virtu Americas, LLC, and a reduction in the amount of cash used in operations resulting from higher revenues and improved margins, partially offset by an increase in investing activities to support the expansion of our recycling operations and purchase of mining properties.

The Company had total current liabilities of $6.4 million at June 30, 2026, compared to $13.7 million at June 30, 2025. The decrease related to conversion of the debt (as discussed in Note 11 of the consolidated financial statements) and timing of payments for accounts payable and accrued expenses.

As of June 30, 2026, the Company had working capital (excluding restricted cash) of $53.7 million compared to $10.9 million at June 30, 2025. Working capital increased primarily due to an increase in cash, driven by the use of the ATM sales agreement with Virtu Americas LLC, and an increase in accounts receivable resulting from higher revenue. Additionally, assets previously classified as held for sale were reclassified to intangible assets. The increase in working capital was further supported by the extinguishment of debt during the period.

Cash Flows

For the fiscal years ended June 30:

	2026	2025
Cash flows used in operating activities	$(24,187,555)	$(28,921,158)
Cash flows used in investing activities	$(13,577,868)	$(2,548,476)
Cash flows provided by financing activities	$75,610,593	$36,942,152
Net increase in cash, cash equivalents and restricted cash during the period	$37,845,170	$5,472,518

Cash from Operating Activities

During the fiscal year ended June 30, 2026, the Company used $24.2 million of cash for operating activities, compared to $28.9 million used during the fiscal year ended June 30, 2025. In both periods, the cash used supported an increased scale of operations including increased employee headcount and personnel costs, increased production, and increased administrative costs.

Cash from Investing Activities

During the fiscal year ended June 30, 2026, the Company used cash in investing activities of $13.6 million. The Company used $2.0 million for its purchase of 3400 Peru and $8.9 million for acquisition of property and equipment for its recycling facility while $1.4 million was for the purchase of mining properties. This is in comparison to cash used in investing activities of $2.5 million for the fiscal year ended June 30, 2025 for acquisition of property and equipment.

Cash from Financing Activities

During the fiscal year ended June 30, 2026, the Company had cash provided by financing activities of $75.6 million, compared to $36.9 million provided during the fiscal year ended June 30, 2025. The Company has relied on equity and debt financing to support its increased operating activities, the ramp up of the recycling plant, development of the lithium claystone pilot plant, and upgrades to the geological classification of its Tonopah Flats claims through additional studies and assessments.

In the fiscal year ended June 30, 2026, the Company generated $65.8 million through the issuance of common shares through our ATM sales agreement with Virtu Americas LLC, an increase of $47.2 million over the prior year. Other sources of cash from financing activities totaled $10.8 million in fiscal 2026, primarily from the exercise of warrants of $10.0 million, compared to $27.2 million in fiscal 2025 primarily from $16.9 million in registered direct offerings and $9.9 million from issuances of notes payable.

Off-Balance Sheet Arrangements

As of June 30, 2026 and 2025, we had no off-balance sheet arrangements.

Working Capital

	June 30, 2026	June 30, 2025
Current assets	$60,933,662	$29,532,110
Restricted cash	$(800,000)	$(5,000,000)
Current liabilities	$(6,394,722)	$(13,668,605)
Working capital	$53,738,940	$10,863,505

Future Financings

The Company will continue to rely on sales of our common shares, debt, or other financing to fund its business operations as needed beyond any cash generated from internal operations and the government tax credits and grants we have been awarded. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the securities or arrange for debt or other financing to fund planned operating activities, acquisitions, and exploration activities.

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

Fair Value Measurements

Recurring Valuations. The Company’s fair value measurements included the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. In making these fair value determinations, we were required to make assumptions that affected the recorded amounts, including volatility, risk free rates, and duration of time. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. As of December 31, 2024, the Company reclassified derivative liabilities and liability-classified equity-linked contracts from long-term liabilities to equity. There were no derivative instruments issued or outstanding from January 1, 2025 through June 30, 2026; accordingly, fair value measurement was not required. See Note 13 of the consolidated financial statements for further discussion.

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

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims differs from original estimates. For the fiscal year ended June 30, 2026 and 2025, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Long-Lived Assets

The Company evaluates long-lived assets, such as plant and equipment, with finite useful lives and Right of Use (RoU) assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, or a significant decline in revenue or adverse changes in the economic environment. The existence of an individual indicator outlined above, or otherwise, is not automatically an indicator that a long-lived asset may not be recoverable. Instead, management exercises judgment and considers the combined effect of all potential indicators and developments present, potentially positive or negative, when determining whether a long-lived asset may not be recoverable. No impairment loss was recognized during the fiscal years ended June 30, 2026 and 2025.

Assets Held-for-Sale

The Company evaluates long-lived assets for classification as held-for-sale when management, having the authority to approve the action, commits to a plan to sell the asset. To qualify as held-for-sale, the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale must be probable within one year.

Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of long-lived assets. The Company used critical judgements in analyzing certain market data and estimates to calculate the value of the assets held-for-sale. Significant assumptions that form the basis of fair value include market comparison of similar properties, construction cost estimates and using certain dollar per square foot amounts to derive fair value. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. As of June 30, 2026, there were no assets classified as held for sale on the Company’s consolidated balance sheets.

Common Share Warrant Compensation

The fair value of common share warrants are determined using the Black-Scholes option pricing model that incorporates market data and involves uncertainty in estimates used by management in the assumptions. Because the Black-Scholes option pricing model requires the inputs of highly subjective assumptions, including the volatility of share prices and weighted average expected term, changes in subjective input assumptions can materially affect the estimate.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Financial Statements

For the fiscal years ended June 30, 2026, and June 30, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

American Battery Technology Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Battery Technology Company and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.

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

Valuation of common share warrants awarded to employees

As discussed in Notes 3, 15 and 16 to the financial statements, the Company granted common share warrants to employees. The common share warrants are contingent upon performance and service conditions and have been classified as equity. The fair value of the common share warrants is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires highly subjective assumptions, including the volatility of share prices and weighted average expected term. Total expense related to common share warrants awarded to employees of the Company was $25.1 million for the fiscal year 2026.

We identified the evaluation of the fair value of the common share warrants awarded to employees as a critical audit matter. A high degree of auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to evaluate the estimated fair value of the common share warrants due to the degree of subjectivity associated with the volatility of share prices and weighted average expected term assumptions.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	developing an independent expectation of the volatility of share prices assumption based on consideration of historical and implied share price volatility information developing an independent expectation of the weighted average expected term assumption based on the contractual vesting and expiration terms in the underlying common share warrant agreements developing an independent estimate of the fair value of the common share warrants using independently developed assumptions, including volatility of share prices and weighted average expected term assumptions, and comparing the independently developed estimate of fair value to the respective fair value for the common share warrants used by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Portland, Oregon
September 14, 2026

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Balance Sheets

	June 30, 2026	June 30, 2025
ASSETS

Cash and cash equivalents	$49,519,474	$7,474,304
Accounts receivable	6,952,929	2,799,603
Inventory (Note 4)	584,763	408,147
Grants receivable (Note 5)	217,771	244,238
Other receivable	561,940	-
Prepaid expenses and other	2,296,785	2,884,899
Subscription receivable	-	925,077
Restricted cash	800,000	5,000,000
Assets held-for-sale (Note 7)	-	9,795,842

Total current assets	60,933,662	29,532,110

Property and equipment, net (Note 6)	57,294,191	45,469,853
Mining properties (Note 8)	9,819,655	8,392,977
Intangible assets (Note 9)	4,618,592	766,694
Right-of-use asset (Note 12)	173,609	296,157

Total assets	$132,839,709	$84,457,791

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued liabilities (Note 10)	$6,263,435	$5,822,987
Operating lease liability	131,287	115,863
Notes payable (Note 11)	-	7,729,755

Total current liabilities	6,394,722	13,668,605

Operating lease liability, long-term	58,876	190,163
Total liabilities	6,453,598	13,858,768

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 141,541,493 and 97,398,519 common shares as of June 30, 2026 and June 30, 2025, respectively	141,541	97,396

Additional paid-in capital	459,714,548	329,667,507
Common stock issuable	-	925,077
Accumulated deficit	(333,469,978)	(260,090,957)

Total stockholders’ equity	126,386,111	70,599,023

Total liabilities and stockholders’ equity	$132,839,709	$84,457,791

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Operations

	Fiscal year ended June 30, 2026	Fiscal year ended June 30, 2025

Revenue	$21,741,726	$4,290,224
Cost of goods sold	24,830,966	14,864,633
Gross loss	(3,089,240)	(10,574,409)

General and administrative	51,632,213	21,151,445
Research and development	17,871,542	8,470,161
Exploration	2,114,995	1,827,314
Total operating expenses	71,618,750	31,448,920

Net loss before other income (expense)	(74,707,990)	(42,023,329)

Other income (expense)

Interest income (expense)	980,685	(19,445)
Amortization and accretion of financing costs	(307,428)	(3,776,177)
Change in fair value of derivative liability	-	705,184
Loss on debt extinguishment	-	(675,648)
Loss on private placement	-	(567,161)
Change in fair value of liability-classified financial instruments	-	875,100
Credit loss on receivable pursuant to share purchase agreement (Tysadco)	-	(1,415,803)
Other income	655,712	134,654

Total other income (expense)	1,328,969	(4,739,296)

Net loss attributable to common stockholders	$(73,379,021)	$(46,762,625)

Net loss per share, basic and diluted	$(0.58)	$(0.58)

Weighted average shares outstanding, basic and diluted	127,582,321	80,316,363

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2024	–	$–	64,061,763	$64,059	$275,589,383	$(857,470)	$(213,328,332)	$61,467,640

Shares issued upon vesting of share-based awards	–	–	3,407,702	3,408	(3,408)	–	–	–

Shares issued under the Employee Stock Purchase Plan	–	–	389,349	390	366,720	–	–	367,110

Stock-based compensation expense	–	–	–	–	13,903,438	–	–	13,903,438

Reclassification of equity-classified awards from equity compensation liability	–	–	–	–	467,191	–	–	467,191

Shares issued pursuant an At-The-Market Offering	–	–	14,097,636	14,098	17,637,544	925,077	–	18,576,719

Settlement of receivable pursuant to share purchase agreement	–	–	487,838	488	607,845	(608,333)	–	–

Issuance of Series D Redeemable Preferred shares	5	100	–	–	–	–	–	100

Repurchase of Series D Redeemable Preferred shares	(5)	(100)	–	–	–	–	–	(100)

Reclassification of equity-linked contracts to liabilities	–	–	–	–	(502,627)	–	–	(502,627)

Reclassification of derivative equity instruments from long-term liabilities	–	–	–	–	2,066,569	–	–	2,066,569

Issuance of common shares and warrants pursuant to subscription agreements	–	–	2,695,273	2,695	1,407,702	–	–	1,410,397

Rescission of common shares and warrants pursuant to subscription agreements	–	–	(875,000)	(875)	–	–	–	(875)

Shares issued pursuant to troubled debt restructuring	–	–	1,210,360	1,210	1,142,580	–	–	1,143,790

Shares issued pursuant to debt extinguishment	–	–	726,216	726	740,014	–	–	740,740

Issuance of common shares and warrants pursuant to registered direct offerings	–	–	8,773,586	8,774	13,902,226	–	–	13,911,000

Shares issued pursuant to conversion of debt payments to common stock	–	–	2,284,410	2,284	2,304,969	–	–	2,307,253

Shares issued pursuant to warrant exercises	–	–	139,386	139	37,361	-	–	37,500

Settlement of receivable pursuant to share purchase agreement (Tysadco)	–	–	–	–	–	50,000	–	50,000

Credit loss on receivable pursuant to share purchase agreement (Tysadco)	–	–	–	–	–	1,415,803	–	1,415,803

Net loss for the period	-	-	-	-	-	-	(46,762,625)	(46,762,625)

Balance, June 30, 2025	–	$–	97,398,519	$97,396	$329,667,507	$925,077	$(260,090,957)	$70,599,023

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total

Balance, June 30, 2025	–	$–	97,398,519	$97,396	$329,667,507	$925,077	$(260,090,957)	$70,599,023

Shares issued upon vesting of share-based awards	–	–	6,339,908	6,343	(6,343)	–	–	–

Shares issued under the Employee Stock Purchase Plan	–	–	768,767	769	707,252	–	–	708,021

Stock-based compensation expense	–	–	–	–	46,480,593	–	–	46,480,593

Shares issued pursuant an At-The-Market Offering	–	–	18,528,078	18,527	64,901,025	(925,077)	–	63,994,475

Shares issued pursuant to conversion of debt payments to common stock	–	–	9,501,950	9,502	7,990,498	–	–	8,000,000

Shares issued pursuant to warrant exercises	–	–	9,004,271	9,004	9,974,016	-	–	9,983,020

Net loss for the period	-	-	-	-	-	-	(73,379,021)	(73,379,021)

Balance, June 30, 2026	–	$–	141,541,493	$141,541	$459,714,548	$–	$(333,469,978)	$126,386,111

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Consolidated Statements of Cash Flows

	Fiscal year ended June 30, 2026	Fiscal year ended June 30, 2025

Cash Flows From Operating Activities:

Net loss	$(73,379,021)	$(46,762,625)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	5,006,128	5,044,937
Accretion of financing costs	307,428	3,776,177
Amortization of right-of-use asset	122,548	113,589
Credit loss on receivable pursuant to share purchase agreement (Tysadco)	-	1,415,803
Write-down of inventory to net realizable value	887,344	2,919,638
Other non-cash expenses	1,298,812	-
Stock-based compensation	46,480,593	14,653,807
Change in fair value of derivative liability	-	(705,184)
Change in fair value of conversion option	-	(138,060)
Change in fair value of liability-classified equity-linked contracts	-	(737,040)
Loss on debt extinguishment	-	675,648
Loss on private placement	-	567,161

Changes in operating assets and liabilities:

Accounts receivable	(4,153,326)	(2,571,104)
Inventory	(1,063,960)	(3,173,465)
Grant receivables	26,467	(52,716)
Prepaid expenses and other	588,114	(1,071,849)
Other receivables	(561,940)	-
Accounts payable and accrued liabilities	369,121	(2,759,955)
Operating lease liability	(115,863)	(115,920)

Net Cash Used in Operating Activities	(24,187,555)	(28,921,158)

Cash Flows From Investing Activities:

Acquisition of property and equipment	(12,151,190)	(2,548,476)
Purchase of mining properties	(1,426,678)	-

Net Cash Used in Investing Activities	(13,577,868)	(2,548,476)

Cash Flows From Financing Activities:

Proceeds from exercise of share purchase warrants	9,983,020	37,500
Proceeds from employee stock purchase plan	708,021	367,110
Proceeds from issuance of common shares through At-The-Market Offering	65,806,854	18,579,975
Payment of issuance costs of common shares through At-The-Market Offering	(887,302)	(270,100)
Proceeds from subscription agreements	-	1,900,000
Proceeds from registered direct offerings	-	15,000,000
Payment of issuance costs, registered direct offerings	-	(1,089,000)
Principal paid on notes payable	-	(7,483,333)
Proceeds from notes payable, net of issuance costs	-	9,900,000

Net Cash Provided by Financing Activities	75,610,593	36,942,152

Increase in Cash, Cash Equivalents and Restricted Cash	37,845,170	5,472,518

Cash, Cash Equivalents and Restricted Cash – Beginning of Period	12,474,304	7,001,786

Cash, Cash Equivalents and Restricted Cash – End of Period	$50,319,474	$12,474,304

Supplemental disclosures (Note 19)

(The accompanying notes are an integral part of these consolidated financial statements)

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Consolidated Financial Statements

For the fiscal years ended June 30, 2026 and June 30, 2025

1.	Organization and Nature of Operations

American Battery Technology Company (the “Company”, “ABTC”, “we” and “us”) is an integrated critical minerals manufacturing company that is working to increase the domestic U.S. production of critical minerals, such as lithium, nickel, cobalt, manganese, copper, aluminum, and graphite through its exploration of new primary resources of critical minerals, the development and commercialization of new technologies for the extraction of these critical minerals from primary resources, and the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these critical minerals and to ensure that as these materials reach their end of life, the constituent elemental critical minerals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

The Company was incorporated under the laws of the State of Nevada on October 6, 2011, for the purpose of acquiring rights to mineral properties with the eventual objective of being a producing mineral company. We have a limited operating history and generated our initial revenue in the fourth quarter of the fiscal year ended June 30, 2024. Our principal executive offices are located at 100 Washington Street, Suite 100, Reno, Nevada 89503.

2.	Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of $49.5 million and an accumulated deficit of $333.5 million. The Company incurred negative cash flows from operating activities of $24.2 million for the fiscal year ended June 30, 2026 (“fiscal 2026”), and $28.9 million for the fiscal year ended June 30, 2025 (“fiscal 2025”). The Company has incurred losses since its inception. There is no assurance that the Company will be able to generate sufficient profits, obtain such financings, or obtain them on favorable terms, which could limit its operations.

The Company’s primary sources of capital to date have been from revenue from sales of its products, its registered direct offerings, ATM sales agreement with Virtu Americas, LLC, and proceeds from awarded government contracts.

Management believes that the Company’s cash and cash equivalents as of June 30, 2026, and anticipated revenue from sales of our products, are sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these consolidated financial statements.

3.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2026, cash equivalents included approximately $40.8 million invested in money market funds. These funds invest in short-term U.S. government securities and are highly liquid. Management considers these investments to be cash equivalents due to their short-term nature, high liquidity, and insignificant risk of changes in value. The Company did not have any cash equivalents as of June 30, 2025.

d)	Accounts Receivable, net

The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses which is included in accounts receivable. The Company had no allowance for expected credit losses recorded at either June 30, 2026 or 2025. As of June 30, 2026, there were four customers that comprised 81% of the accounts receivable on the consolidated balance sheet. As of June 30, 2025 three customers comprised 95% of the accounts receivable on the consolidated balance sheet.

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

As of June 30, 2025, the Company was subject to a minimum liquidity requirement of $5.0 million in accordance with the terms of its loan agreement (See Note 11). Accordingly, $5.0 million of the Company’s cash balance was classified as restricted cash on the consolidated balance sheet as of June 30, 2025, as it was not available for general operating purposes. As of July 29, 2025, the restrictions were lifted, and the funds became available for general use.

As of June 30, 2026, the Company had cash of $0.8 million classified as restricted cash. These funds are restricted under letters of credit issued for surety bond collateral and a vendor agreement for supply of feedstock. Restricted cash is not available for general corporate purposes until the underlying obligations are satisfied, or the letters of credit are released.

g)	Prepaid Expenses and Other

Prepaid expenses consist primarily of amounts paid in advance for goods and services to be received in future periods, including insurance, software licenses, maintenance contracts, and other operating costs. Prepaid expenses also include down payments and advance payments made in connection with the purchase of property and equipment that has not yet been placed in service. Prepaid expenses are recognized as expense over the period in which the related benefits are realized or reclassified to property and equipment when the asset is placed into service.

h)	Assets Held-For-Sale

The Company classifies assets as held-for-sale (“disposal group”) in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held-for-sale are reported at the lower of their carrying value or fair value less cost to sell. The fair values of disposal groups are estimated using accepted valuation techniques, including indicative listing prices. The Company considers historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. Any loss resulting from the measurement is recognized in the period when the held-for-sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held-for-sale are not amortized or depreciated.

i)	Property and Equipment, net

Property and equipment are stated at cost, net of depreciation and impairments, if any. The Company’s long-lived assets consist of buildings, vehicles, equipment, and land. Buildings, vehicles and equipment are depreciated on a straight-line basis over their estimated useful lives, which are as follows:

Buildings	39 years
Building improvements	15 years
Equipment & vehicles	5-7 years

Expenditures for maintenance and repairs are expensed in the statements of operations as incurred. Expenditures which materially change capacities or extend useful lives are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are recognized in other income (expense), net in the statements of operations.

j)	Mining Properties

Costs of leasing, exploration, carrying and retaining unproven mineral properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it will enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. Interest expense, if any allocable to the cost of developing mining properties and to construct new facilities, is capitalized until assets are ready for their intended use. For the fiscal years ended 2026 and 2025, no interest expense was capitalized.

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

Accounting Standards Codification “Extractive Activities-Mining: Business Combinations,” (“ASC”) 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights which are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

k)	Intangible Assets

Intangible assets consist of water rights that have indefinite useful lives and are tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset group exceeds its fair value. Annually, or when there is a triggering event, the Company first performs a qualitative assessment by evaluating all relevant events and circumstances to determine if it is more likely than not that the indefinite-lived intangible assets are impaired; this includes considering any potential effect on significant inputs to determining the fair value of the indefinite-lived intangible assets. When it is more likely than not that an indefinite-lived intangible asset is impaired, then the Company calculates the fair value of the intangible asset and performs a quantitative impairment test. The Company performs its annual impairment test on June 30. No impairment charges for intangible assets were recorded in the fiscal years 2026 and 2025.

l)	Leases

We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. If we determine the arrangement is a lease, or contains a lease, at lease inception, we then determine whether the lease is an operating lease or a finance lease. Operating and finance leases result in recording a right-of-use (“RoU”) asset and lease liability on our consolidated balance sheets. The Company does not have any financing leases. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease RoU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease RoU assets and operating lease liabilities, we use the non-cancellable lease term plus options to extend that we are reasonably certain to take. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Our leases generally do not provide an implicit rate. As such, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have elected not to recognize RoU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. We have elected not to separate lease and non-lease components for any class of underlying asset.

m)	Long-lived Assets

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

o)	Derivative Financial Instruments

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

p)	Revenue Recognition

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

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims differs from original estimates. For the fiscal years 2026 and 2025, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

q)	Cost of goods sold

Cost of goods sold includes the cost of the recycled products and byproducts delivered to our customers. It includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs, lower of cost or net realizable value charges, and shipping and logistics costs.

r)	Research and Development Costs

Research and development (“R&D”) costs are accounted for in accordance with ASC 730, “Research and Development.” ASC 730-10-25 requires that all R&D costs be recognized as an expense as incurred. However, some costs associated with R&D activities that have an alternative future use (e.g., materials, equipment, facilities) may be capitalizable. As of June 30, 2026 and 2025, no costs associated with R&D activities have been capitalized.

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

s)	Exploration Costs

Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized on a prospective basis. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. As of June 30, 2026, the Company capitalized $1.4 million in mineral property costs. As of June 30, 2025, the Company did not capitalize any mineral property costs.

t)	Stock-based Compensation

Under ASC 718, Compensation—Stock Compensation, compensation cost for stock-based awards is recognized over the requisite service period based on the grant-date fair value of the award. For awards subject solely to a service condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards that include performance conditions, compensation expense is recognized when achievement of the performance condition is considered probable and only for the portion of the requisite service period that has been rendered. If the probability assessment changes, cumulative compensation expense is adjusted in the period of change. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees primarily consist of restricted stock units (“RSUs”) and common share warrants awarded to employees, with the corresponding compensation cost recorded within additional paid-in capital. The common share warrants are contingent upon performance and service conditions and have been classified as equity.

The fair value of each warrant granted is estimated using the Black-Scholes option-pricing model using the single option award approach. The following assumptions are used in the Black-Scholes option-pricing model:

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

Weighted Average expected Term: The expected term for employees represents the period over which options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The simplified method deems the term to be the average of the time-to-vesting and contractual life of the stock-based awards.

Dividend Yield: The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

The table below sets forth the assumptions used on the date of grant for estimating the fair value of options granted during the fiscal years ending June 30:

	2026	2025
Weighted average expected term (years)	7.02	5.72
Risk-free interest rate	3.97%	4.015%
Dividend yield	0%	0%
Volatility	133.54%	132.21%

u)	Government Grant and Tax Credit Awards

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

v)	Income Taxes

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

Due to the Company’s net loss position since inception, the likelihood of deferred tax assets being realized does not meet the more likely than not assessment guidelines. Accordingly, a valuation allowance equal to the deferred tax assets has been recorded at June 30, 2026 and 2025.

w)	Loss per Share

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

The Company had the following potentially dilutive shares outstanding as of June 30:

	2026	2025
Convertible notes	-	9,501,948
Warrants	19,181,990	17,380,150
Share awards outstanding	12,981,382	8,583,466
Total potentially dilutive	32,163,372	35,465,564

x)	Fair Value of Financial Instruments

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

Our investments measured at fair value on a recurring basis were as follows:

	As of June 30,
	2026				2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash and cash equivalents (including restricted):
Cash	$9,551,679	$—	$—	$9,551,679	$12,474,304	$—	$—	$12,474,304
Cash equivalents	40,767,795	—	—	40,767,795	—	—	—	—
Total	$50,319,474	$—	$—	$50,319,474	$12,474,304	$—	$—	$12,474,304

The carrying values of the Company’s cash, accounts receivable, grants receivable, prepaid expenses, other receivables, accounts payable and accrued liabilities, and notes payable, approximate fair value due to their short maturities.

The Company’s fair value measurements included the valuation of the derivative liabilities for the bifurcated notes payable freestanding call and conversion options and for the liability-classified equity-linked contracts, both of which are classified as Level 3 of the fair value hierarchy. As of December 31, 2024, the Company reclassified derivative liabilities and liability-classified equity-linked contracts from long-term liabilities to equity. No derivative instruments were issued during the fiscal year ended June 30, 2026; accordingly, fair value measurement was not required. See Note 13 for further discussion.

The Company’s fair value measurements include the valuation of the assets held-for-sale as of June 30, 2025. See Note 7 for relevant fair value disclosures.

y)	Adoption of Recent Accounting Pronouncements

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during the fiscal year ended June 30, 2026. Reference footnote 17 for required disclosures.

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

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which provides authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. Under this guidance, a government grant is defined as a transfer of a monetary asset or tangible nonmonetary asset from a government (other than in an exchange transaction) that is subject to conditions the entity must satisfy in order to receive the benefit. ASU 2025-10 is effective for annual periods beginning after December 15, 2028 (including interim periods therein). Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the financial statements and disclosures contained in the notes to the consolidated financial statements.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments are required to be applied retrospectively, subject to certain transition provisions. The Company is in the process of determining the effect this ASU will have on the financial statements and disclosures contained in the notes to the consolidated financial statements.

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

The table below presents the components of inventory as of June 30:

	2026	2025
Raw materials	$330,400	$216,052
Finished goods	254,363	192,095
Total inventories	$584,763	$408,147

The balance of the Company’s inventory was written down by $0.9 million and $2.9 million during the fiscal years ended June 30, 2026 and 2025, respectively.

5.	Government Grant and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $0.2 million at June 30, 2026 and June 30, 2025, respectively. The Company recognizes invoiced government funds as an offset to research and development costs in the period the qualifying costs were incurred. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful lives.

On January 20, 2021, the DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $4.5 million for the field demonstration of its selective leaching, targeted purification, and electro-chemical production of battery grade lithium hydroxide from domestic claystone resources technology. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, or up to $2.3 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2021. The Company began receiving funds related to this award during the fiscal year ending June 30, 2022. As of June 30, 2026, this project has been completed and the contract closed with cumulative funds invoiced totaling $2.3 million, which represents 100% of the total eligible reimbursements.

On August 16, 2021, the Company received a contract award for a 30-month project with a total budget of $2.0 million from the USABC as part of a competitively bid project, through which the Company received reimbursement for up to $0.5 million of eligible expenditures. The objective of the contract award was for the commercial-scale development and demonstration of an integrated lithium-ion battery recycling system, the production of battery cathode grade metal products, the synthesis of high energy density active cathode material from these recycled battery metals, and the fabrication of large format automotive battery cells from these recycled materials and the testing of these cells against otherwise identical cells made from virgin sourced metals. The Company began receiving funds related to this award during the fiscal year ended June 30, 2022, and this contract award project concluded on September 30, 2024. As of June 30, 2026, this project has been completed and the contract closed with the cumulative funds invoiced and collected for this grant totaled $0.5 million, which represents 100% of the total eligible reimbursements.

On October 21, 2022, the DOE announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. On October 9, 2025, the DOE notified the Company that the grant was terminated, effective as of the end of the budget period ending August 31, 2025. On October 10, 2025, the Company submitted an appeal of the termination and pursued informal dispute resolution remedies in connection with the termination of the grant. Over the following months, the Company and the DOE entered into a series of technical and commercial reviews of the performance of the project, culminating in a final review meeting in December 2025. After conclusion of the meeting, ABTC received notice from the DOE that the grant has been reinstated in its entirety, with no change to funds awarded or to technical and commercial milestones, and with an updated contracted project schedule to adjust for the time spent within the review process. As of June 30, 2026, the cumulative funds invoiced for this grant totaled $6.3 million, which represents 11% of the total eligible reimbursements. As of June 30, 2026, $0.1 million was an outstanding receivable on the consolidated balance sheet.

On November 17, 2022, the DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of June 30, 2026, the cumulative funds invoiced and collected for this grant totaled $2.7 million, which represents 27% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the 48C program. This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the U.S. DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the TRIC in Storey County, Nevada. As of June 30, 2026, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of June 30, 2026, the Company has not incurred any qualifying expenditure toward this tax credit.

On September 23, 2024, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiations for a competitive grant in connection with the construction of a new lithium-ion battery recycling facility. The project had a total budget of $375 million, and the Company was initially selected to negotiate a DOE grant of up to $150.0 million, with reimbursement of up to 40% of eligible expenditures, subject to applicable terms and conditions. On December 18, 2024, the Company received a contracted grant award providing for $143.6 million of federal investment by the DOE, of which $6.4 million was awarded directly to the Company’s subcontractor, Argonne National Laboratory (“Argonne”),. The Company began receiving funds related to this award during the period ending March 31, 2025. As of June 30, 2026, the cumulative funds invoiced and collected for this grant totaled $1.7 million, which represents 1% of the total eligible reimbursements.

The table below summarizes the effects of government grants on the consolidated financial statements for the fiscal years ended June 30:

	2026	2025
Reduction to research and development expenses	$(3,226,753)	$(5,087,266)
Reduction to property and equipment	(431,297)	(591,368)
Total reductions due to grant reimbursements received	$(3,658,050)	$(5,678,634)

6.	Property and Equipment

The table below presents the property and equipment as of June 30:

	2026	2025
Land	$13,080,180	$11,225,956
Building	17,079,532	16,653,019
Construction-in-progress	13,481,740	-
Equipment and vehicles	25,400,352	24,363,000
	69,041,804	52,241,975
Less: accumulated depreciation	(11,747,613)	(6,772,122)
Property and equipment, net	$57,294,191	$45,469,853

Property and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property and equipment accounts and commences depreciation when these assets are put in use. As of June 30, 2026, construction-in-progress is comprised $6.5 million of improvements to the Company’s recycling facility not yet put in use and the Company’s property in Fernley, Nevada with a carrying value of $7.0 million.

The Company recognized depreciation expense of $5.0  million and $5.0 million for the fiscal years ended 2026 and 2025, respectively. Depreciation expense was included in the following captions in the consolidated statements of operations for the fiscal year ended 2026 of $3.7 million in cost of sales and $1.3 million in research and development. For fiscal year 2025, there was $3.6 million in cost of sales and $1.2 million in research and development.

7.	Assets-Held-for-Sale

At June 30, 2025, the Company classified land and a building at its Fernley, Nevada location as assets held-for-sale. On July 28, 2025, a potential buyer for such property terminated the agreement governing a proposed sale. The Company is not actively marketing the property and is making improvements to the property, including working toward securing the final certificate of occupancy and completing additional upgrades. The property, with a carrying value of approximately $7.0 million, was reclassified into property and equipment as construction-in-progress during fiscal year 2026.

In fiscal year 2025, the Company reclassified certain water rights with a carrying value of $3.8 million to assets held-for-sale in the consolidated balance sheet. This reclassification followed the Company’s decision to actively market these water rights for sale to unrelated third parties. During the year ended June 30, 2026, the Company reclassified its water rights from assets held-for-sale to intangible assets, as the water rights had remained classified as held-for-sale for more than one year and, as of June 30, 2026, there was no current offer or pending transaction that supported continued classification as held-for-sale.

8.	Mining Properties

On July 21, 2022, the Company exercised the option to purchase the rights to unpatented lode claims in Tonopah, Nevada for a total consideration of $8.2 million.

In December 2023, the Company entered into a vacant land offer and acceptance agreement for the Company’s acquisition of certain mineral patents totaling $0.2 million which was capitalized to mining properties.

In June 2025, the Company’s TFLP was selected by the National Energy Dominance Council and the FAST-41 Permitting Council as a Transparency Priority Project. This designation highlights the project’s role in advancing domestic critical mineral lithium production and supporting U.S. energy independence. In August 2025, the TFLP was further approved by the FAST-41 Permitting Council as a Covered Priority Project, which provided additional resources to streamlining the permitting efforts for this project. The project is featured on the FAST-41 Permitting Dashboard.

On January 15, 2026, the Company purchased 88 unpatented claims adjacent to the TFLP for $0.5 million.

The Company capitalizes costs incurred to acquire, explore, evaluate, and develop mineral properties once proven and probable mineral reserves have been established and the project is deemed economically and technically feasible. Prior to the establishment of proven and probable reserves, exploration and evaluation costs are expensed as incurred. Capitalized costs are recorded as mineral properties and mine development assets and are amortized using the units-of-production method over the estimated recoverable proven and probable reserves of the related mine, beginning when production commences. During fiscal years 2026 and 2025, the Company capitalized approximately $1.4 million and nil, respectively of mine development and related costs associated with activities that improved access to proven and probable reserves.

9.	Intangible Assets

The Company’s acquisition of the commercial-scale battery recycling facility at the TRIC included water rights valued at $0.8 million and are described as an eighteen and forty-five one-hundredths (18.45) acre-foot/annually portion of the Truckee-Carson Irrigation District, Serial Number 1081-A-1. These have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

The table below presents total intangible assets at June 30:

	2026	2025
Water rights	$4,618,592	$766,694

In fiscal year 2025, the Company reclassified certain water rights with a carrying value of $3.8 million to assets held-for-sale in the consolidated balance sheet. This reclassification followed the Company’s decision to actively market these water rights for sale to unrelated third parties. During the year ended June 30, 2026, the Company reclassified its water rights from assets held-for-sale to intangible assets, as the water rights had remained classified as held-for-sale for more than one year and, as of June 30, 2026, there was no current offer or pending transaction that supported continued classification as held-for-sale.

10.	Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at June 30:

	2026	2025
Trade payables	$1,572,662	$417,195
Fixed assets in trade payables	266,206	283,278
Accrued expenses	4,424,567	5,122,514
Total accounts payable and accrued liabilities	$6,263,435	$5,822,987

As of June 30, 2026 there was one supplier that accounted for more than 10% of the Company’s total accounts payable and accrued liabilities balance. As of June 30, 2025, there were no suppliers that accounted for more than 10% of the Company’s total accounts payable and accrued liabilities balance.

11.	Notes Payable

On August 29, 2023, the Company and High Trail (the “Buyers”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company can sell to the Buyers up to $51.0 million of a new series of senior secured convertible notes (the “Notes”), of which $25.0 million was initially received. The Company analyzed the conversion features of the Notes for derivative accounting considerations under ASC 815-15, “Derivatives and Hedging,” and determined a freestanding call option should be bifurcated and separately accounted for as a derivative liability. Accordingly, the derivative liability is carried at fair value at each reporting date with the corresponding gain or loss reflected in earnings in the consolidated statements of operations. The Company determined the derivative liability to have a fair value of $0.4 million at issuance of the Notes. In fiscal year 2025, the Company recorded a gain of $0.7 million within the change in fair value of the derivative liability in the consolidated statements of operations. As of June 30, 2025, the fair value of the derivative liability was determined to be nil given the expiration of the freestanding call option on October 1, 2024. No derivative instruments requiring liability-classification were outstanding during the period from December 1, 2024 through June 30, 2025, and there has been no related activity since the option’s expiration; accordingly, fair value measurement was not required.

The carrying value, net of debt discount and issuance costs, was being accreted over the term of the Notes from date of issuance to date of full repayment, in August 2025, based on partial redemption payments, using the effective interest rate method.

On September 13, 2024, the Notes were amended to allow payment of principal totaling $0.6 million in common shares of the Company in lieu of cash, with the remaining principal due in September 2024, deferred to October 2024. Subsequent to September 30, 2024, further payment on the Notes had been deferred by the Buyers while negotiations on a potential amendment to the Notes were on-going. Total common shares of 726,216 were issued with a fair market value of $0.7 million. The Notes were also amended to increase the conversion option rate. The Company concluded that the amendment to the Notes was an extinguishment for accounting purposes due to the increase in the conversion option fair value. The Company recognized a $0.7 million loss on extinguishment in the consolidated statement of operations for the fiscal year ended June 30, 2025, comprised of the write-off of the remaining debt discount and debt issuance costs of $0.6 million and the excess of fair value of the common shares paid in lieu of cash over the principal owed of $0.1 million.

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

On December 19, 2024, the 2024 Notes were amended to increase the portion of principal that is subject to the higher conversion rate of 1,333.33 shares of common stock per $1,000 of principal from $3.0 million to $5.0 million. The Company analyzed the embedded conversion feature of the 2024 Notes for derivative accounting considerations under ASC 815-15 and determined that it did not qualify to be bifurcated and accounted for as a derivative liability. For the fiscal year ended June 30, 2025, amortization of the debt discount of the 2024 Notes totaled $2.3 million.

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

On July 18, 2025, the Buyers converted $5.0 million of the 2024 Notes into shares of common stock of the Company at a conversion rate of 1,333.33 shares of common stock per $1,000 of principal amount. Total common shares of 6,666,651 were issued with a fair market value of $16.0 million.

On August 20, 2025, the Buyers converted $3.0 million of the 2024 Notes into shares of common stock of the Company at a conversion rate of 945.0992 shares of common stock per $1,000 of principal amount. Total common shares of 2,835,299 were issued with a fair market value of $6.9 million.

As of June 30, 2026, because of the conversions discussed above, the carrying value of the notes payable of $8.0 million was fully extinguished, and no amounts remain outstanding under the notes. No gain or loss was recognized on the conversion.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the fiscal year ended June 30, 2026 and 2025, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company leases office space under a non-cancelable operating lease agreement. The lease commenced December 1, 2024, and has a lease term of three years, expiring on November 30, 2027. The lease includes an option to renew for an additional two years; however, the Company is not reasonably certain to exercise the renewal option. Therefore, the renewal period has not been included in the calculation of the lease liability and the right-of-use asset in accordance with ASC 842, Leases. The Company occupies other office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. The Company does not have any finance leases as of June 30, 2026 and 2025.

Operating lease right-of-use assets are presented within the asset section of the Company’s consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s consolidated balance sheets at June 30, 2026 and June 30, 2025.

The table below presents information related to the components of lease expense for the fiscal years ended June 30, 2026 and 2025, respectively:

	2026	2025
Operating lease cost	$836,341	$361,169

The table below presents total operating lease RoU assets and lease liabilities at June 30:

	2026	2025
Operating lease right-of-use asset	$173,609	$296,157
Operating lease liabilities	$190,163	$306,026

The table below presents the maturities of operating lease liabilities as of June 30, 2026:

June 30, 2027	$141,810
June 30, 2028	60,059
Total lease payments	201,869
Less: imputed interest	(11,706)

Total operating lease liabilities	$190,163

Operating lease liabilities, current	$131,287
Operating lease liabilities, non-current	$58,876

The table below presents the weighted average remaining lease term for operating leases and the weighted average discount rate used in calculating operating lease right-of-use asset as of June 30, 2026.

Weighted average lease term (years)	1.42
Weighted average discount rate	8.00%

13.	Derivative Liabilities

During the six months ended December 31, 2024 the Company’s embedded conversion feature on its convertible notes and its outstanding warrants were treated as derivative liabilities for accounting purposes under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” (“ASC 815-40”) due to insufficient authorized shares to settle these outstanding equity-linked contracts, while the terms of these instruments still allowed the holders to exercise which would require the Company to net-cash settle the instrument. In such cases, the Company adopted a sequencing approach under ASC 815-40 to determine the classification of its equity-linked financial instruments at issuance and at each subsequent reporting date. Under this sequencing policy, the Company reclassified to liabilities those equity-linked financial instruments with the most recent issuance or modification date. The derivative liabilities were initially recorded at fair value and subsequently re-valued each reporting date, with changes in fair value reported in the consolidated statements of operations. The Company utilized the Black-Scholes option-pricing model to value the derivative liabilities at initial reclassification and subsequent valuation dates, adjusted for instrument-specific terms as applicable.

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

For the remaining private placement subscription agreements, the Company recognized the fair value of the warrants of $1.7 million and a loss on private placement of $0.6 million as of issuance, and a fair value of $1.7 million as of September 30, 2024, with the loss on change in fair value of less than $0.1 million recorded to change in fair value of liability-classified equity-linked contracts in the consolidated statements of operations. The associated derivative liability was included in long-term liabilities in the consolidated balance sheets. In November 2024, a portion of the private placement subscription agreements were rescinded. Prior to rescission, a gain of $0.3 million was recognized upon revaluation of the warrant liability, reducing the warrant liability from $1.2 million to $0.9 million. A gain of less than $0.1 million was recognized upon extinguishment of the warrant liability at the rescission date. A payable of $0.9 million is included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2024, for the return of the subscription agreement proceeds to the investors.

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

During the period from December 31, 2024 through June 30, 2026, there was no activity related to the Company’s derivative liability instruments and the balance of derivative liabilities remained unchanged throughout this period.

The table below sets forth the Black-Scholes inputs and assumptions for the Company’s valuation and re-valuation of its derivative liabilities for the period ending June 30:

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

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on June 30, 2026 and June 30, 2025.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on June 30, 2026 and June 30, 2025.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on June 30, 2026 and June 30, 2025.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series D Preferred Stock issued and outstanding on June 30, 2026 and June 30, 2025.

Common Stock

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000.

Fiscal Year ended June 30, 2026:

During fiscal year 2026, the Company issued 6,339,908 common shares, respectively, upon the vesting of share-based awards.

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, subject to the terms and conditions of the Sales Agreement. On September 19, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-252492) related to the offer and sale from time to time of the Shares having an aggregate offering price of up to $50,000,000. On November 7, 2025, the Company filed an automatic registration statement on Form S-3ASR (File No. 333-291387), which included a prospectus supplement that increased the amount of Shares that could be offered and sold from time to time to an aggregate offering price up to $100,000,000. During the fiscal year ended June 30, 2026, the Company sold 18,528,078 Shares pursuant to the ATM sales agreement, for total net proceeds of $64.9 million.

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

During the three months ended December 31, 2025, holders of warrants exercised right to purchase an aggregate of 3,287,875 shares of the Company’s common stock exercised their warrants on a cashless basis in accordance with the terms of the warrant agreements. In connection with the cashless exercises, the Company issued an aggregate of 2,817,478 shares of common stock and no cash proceeds were received.

The Company issued 9,501,950 common shares to the Note holders pursuant to the debt conversion option in lieu of cash payment of $8.0 million (see Note 11). The carrying value of the common shares issued of $8.0 million was recorded in additional paid-in capital.

Fiscal year ended June 30, 2025:

During the fiscal year 2025, the Company issued 3,407,702 common shares upon vesting of share-based awards.

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

During fiscal year 2025, the Company issued 4,220,986 common shares to the Note holders pursuant to the debt conversion option in lieu of cash payment of $3.6 million (see Note 12). The fair value of the common shares issued of $4.2 million was recorded in additional paid-in capital for this transaction.

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

The Company had the following potentially dilutive shares outstanding as of June 30:

	2026	2025
Convertible notes	-	9,501,948
Warrants	19,181,990	17,380,150
Share awards outstanding	12,981,382	8,583,466
Total potentially dilutive	32,163,372	35,465,564

15.	Share Purchase Warrants

During fiscal year 2026, there were 9,004,271 common shares issued related to warrants exercised.

During fiscal year 2025, there were 14,360,308 total warrants issued. The Company issued 3,548,426 warrants pursuant to the Private Placement (see Note 14), of which 898,426 warrants were purchased by employees of the Company, 900,000 were purchased by accredited investors, and 1,750,000 warrants were cancelled per the rescission agreement executed with certain investors in November 2024 (see Note 13). The Company also issued 8,773,586 warrants in December 2024 in connection with the securities purchase agreements (see Note 14). The Company issued 196,176 warrants under its compensation arrangements (see Note 16). In February 2025, the Company issued 1,842,120 warrants to accredited investors that had previously rescinded private placement agreements (see Note 14).

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2024	6,928,758	$12.95
Granted	14,360,308	1.56
Rescinded	(1,750,000)	1.00
Exercised	(416,670)	1.13
Expired	(1,742,246)	10.46
Balance, June 30, 2025	17,380,150	5.28
Granted	11,492,881	1.03
Exercised	(9,474,663)	1.41
Forfeited	(166,378)	4.80
Expired	(50,000)	1.00
Balance, June 30, 2026	19,181,990	$4.67	2.85	$-
Exercisable, June 30, 2026	12,134,648	$6.69	3.03	$-

16.	Equity Compensation Awards

The Company has established the Retention Plan to issue shares in the effort to retain key executives, directors, and employees. The Retention Plan allows for several different types of awards to be granted, including but not limited to, restricted share units and restricted share awards, collectively referred to as “share awards”. Share awards generally have the same expense characteristics under US GAAP and generally vest over a four-year period at a rate of 25% per annum.

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, each year, on a fully diluted basis, while the Retention Plan remains in effect. During fiscal years 2026 and 2025, the Company granted 12.4 million and 9.5 million share awards under the Retention Plan, respectively.

The table below reflects the share award activity for the fiscal years ended June 30, 2026 and 2025:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2024	3,428,604	5.02
Granted	9,454,729	1.03
Vested	(3,135,227)	2.59
Forfeitures	(1,164,640)	1.94

Unvested share awards at June 30, 2025	8,583,466	$1.93
Granted	12,395,923	2.78
Vested	(6,563,778)	2.74
Forfeitures	(1,434,229)	2.14
Unvested awards at June 30, 2026	12,981,382	$2.31

As awards are granted, for those awards subject solely to a service condition, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Compensation-Stock Compensation.” For awards that include performance conditions, compensation expense is recognized when achievement of the performance condition is considered probable and only for the portion of the requisite service period that has been rendered. The Company accounts for forfeitures as they occur. The fair value of share awards that vested during the fiscal year ended June 30, 2026 totaled $18.6 million.

The Company recognized total stock-based compensation expense of $46.5 million and $14.7 million for the fiscal years 2026 and 2025, respectively. Included in the $46.5 million recognized during fiscal year 2026 was $36.0 million related to executive performance-based awards. Included in the $14.7 million recognized during the fiscal year 2025 was $6.2 million related to executive performance-based awards.

For the fiscal years 2026 and 2025, total stock-based compensation expense included $25.1 million and $4.3 million, respectively, related to common share warrants awarded to employees of the Company.

As of June 30, 2026, there were approximately $27.8 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 2.94 years.

The table below presents the stock-based compensation expense per respective line item of the consolidated statements of operations for the fiscal years ended June 30:

	2026	2025

Cost of goods sold	$1,118,059	$810,924
General and administrative	38,482,848	9,317,883
Research and development	6,716,397	4,333,983
Exploration	163,289	191,017
Total stock-based compensation	$46,480,593	$14,653,807

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which is generally four-years.

17.	Income Taxes

The Company has not recognized any income tax provisions for the fiscal years ended June 30, 2026 and 2025.

Domestic and foreign pretax loss from continuing operations for the fiscal years ended June 30:

	2026	2025

Domestic	$(73,379,021)	$(46,762,625)
Foreign	-	-
Domestic and foreign pre-tax loss	$(73,379,021)	$(46,762,625)

The components of the provision (benefit) for income taxes for the fiscal years ended June 30:

	2026	2025

Current
Federal	$-	$-
State	-	-
Total Current	$-	$-

	2026	2025

Deferred
Federal	$-	$-
State	-	-
Total Deferred	$-	$-

Tax Rate Reconciliation

The reconciliation from the statutory federal income tax rate to the Company’s effective income tax rate, applying ASU 2023-09 prospectively, follows:

	For the Fiscal Year Ended June 30, 2026	Percent

Income taxes (benefit) at statutory rates	$(15,409,595)	21.0%
State and local income taxes, net of federal benefit	-	0.0%
Tax Credits
Research and development	(897,404)	1.2%
Changes in valuation allowance	11,727,272	(16.0)%
Nontaxable or nondeductible items
Permanent	291,364	(0.4)%
Stock compensation	(949,004)	1.3%
Section 162(m) Officer’s Compensation	5,204,519	(7.1)%
Other, net	32,848	0.0%

Income tax provision (benefit)	$-	0.0%

The reconciliation from the statutory federal income tax rate to our effective income tax rate, applying ASC 740 prior to the adoption of ASU 2023-09, follows:

2025

Net loss before taxes	$(46,762,625)
Statutory Rate	21%

Computed expected tax recovery	(9,820,151)

State income tax (benefit), net of federal benefit	(1,080,844)
Other permanent tax differences	537,794
Share-based compensation – RSUs/PSUs	1,351,909
Tax credit	(11,697)
Deferred adjustments and other	(501,191)
Change in valuation allowance	9,524,180

Total income tax provision	$-

Income Taxes Paid

The cash paid for taxes relates to state minimum taxes, the majority of which relates to California. The amount of income taxes paid during the year does not meet the five percent disaggregation threshold. Cash paid for income taxes (net of refunds) consisted of the following:

For the Fiscal Year Ended June 30, 2026

Federal	$-
State
California	800
Idaho	30
Massachusetts	456

Total income taxes paid	$1,286

The significant components of deferred income tax assets and liabilities at June 30, after applying the statutory corporate income tax rate, are as follows for the fiscal years ended June 30:

	2026	2025

Net operating losses	$40,097,448	$30,864,583
Stock-based compensation	5,793,946	4,097,550
Section 174 capitalization	2,530,067	2,328,383
Other temporary differences	169,863	420,994
Fixed assets and intangibles	5,166,163	4,007,255
Valuation allowance	(53,757,487)	(41,718,765)

Net deferred tax asset	$-	$-

We believe that it is more likely than not that the benefit from our net deferred tax assets will not be realized. At June 30, 2026 and 2025, respectively, we have provided a valuation allowance of $53.8 and $41.7 million against our deferred tax assets, respectively. If our assumptions change and we determine that we will be able to realize these NOL carryforward amounts, the Company will adjust its disclosures appropriately.

As of June 30, 2026, the Company has accumulated federal and state net operating loss carryforwards of approximately $179.2, and $21.2 million, respectively. If unused, $2.5 million of our federal net operating loss carryforwards will expire in 2032, and $176.7 million will carryforward indefinitely. $2.6 million of our state net operating loss carryforwards will begin to expire in 2041 and $18.6 million will carryforward indefinitely. In addition, under the Tax Cuts and Jobs Act (Tax Act) the amount of federal net operating losses generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act generally eliminates the ability to carry back any net operating loss to prior taxable years, while allowing post-2017 unused net operating losses to be carried forward indefinitely. The Company also has $0.3 million of federal Research and Development Credit carryforwards that will expire in 2045.

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

Unrecognized Tax Benefits

The unrecognized tax benefits for the Company are as follows as of June 30:

	2026	2025
Unrecognized tax benefits, beginning of period	$-	$-
Decrease during the period	-	-
Increase during the period

Unrecognized tax benefits, end of period	$-	$-

The Company files U.S. income tax returns with varying statutes of limitations. The tax returns for fiscal years ended September 30, 2012, to June 30, 2026, remain open to examination due to the carryover of unused NOL carryforwards and tax credits. The Company is not under examination by any tax authority as of June 30, 2026.

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

Revenue from five major customers during the fiscal year ended June 30, 2026 and three major customers for the fiscal year ended June 30, 2025 accounted for 86% and 74%, respectively of the revenue for those periods.

Substantially all of the Company’s long-lived assets and operating lease right-of-use assets were located in the United States as of June 30, 2026 and 2025.

19.	Supplemental Statement of Cash Flow Disclosures

For the fiscal years ended June 30:

	2026	2025

Supplemental disclosures:

Interest paid	$29,961	$19,446

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	266,206	283,278
Right-of-use asset obtained in exchange for lease liability	-	367,643
Debt payment satisfied with common shares	8,000,000	3,742,580
Assets transferred from assets held-for-sale to property and equipment	6,043,498	-
Payable forgiven in exchange for subscription agreement	-	875,000
Assets transferred to assets held-for-sale	-	3,752,544
Assets transferred from assets held-for-sale to intangible assets	3,851,898	-

20.	Commitments and Contingencies

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2027, and the Lab lease expires on January 31, 2027. Consistent with the guidance in ASC 842, Leases, the Company has recorded the principal office lease in its consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 12.

Financial Assurance

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance the Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At June 30, 2026, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

21.	Subsequent Events

A recently-issued federal directive effectively prohibits the export of black mass for any domestic company from the United States, unless an exception or adjustment is obtained from the Department of Commerce The Directive took effect on August 27, 2026, and remains in effect for approximately one year from the date of publication. If the Company is unable to obtain an exception, the Company will not be able to sell black mass to foreign customers, which could result in a material adverse effect on its revenue, results of operations, financial condition, and ability to fund ongoing operations. Sales of black mass represent the majority of the Company’s total revenue, and substantially all of its current black mass customers are located outside the United States. The Company has submitted a request for an exception from the Directive’s domestic allocation requirement and is actively engaging with Congressional representatives, government affairs advisors, and other stakeholders regarding this matter. Under the Directive, companies may submit exception requests on a rolling basis, and BIS intends to respond within 14 days of receipt.

The Company is monitoring developments regarding the Directive, including the public comment period (which remains open until November 4, 2026), potential legislative action, and any modifications BIS may make to the Directive or exception process. The Company intends to pursue all available avenues to obtain relief, but it cannot predict the outcome of these efforts or their timing.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are not effective, based on the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2026, our internal control over financial reporting was not effective, due to the material weaknesses in internal control over financial reporting, described below.

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

Material Weaknesses in Internal Control over Financial Reporting

The Company did not maintain a sufficient complement of personnel with the appropriate level of technical accounting expertise to effectively identify, evaluate, and design controls related to complex transactions. Additionally, the Company did not maintain adequate segregation of duties within its financial reporting processes, resulting in incompatible responsibilities and insufficient independent review controls. As a consequence, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. These material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in the consolidated financial statements may not be prevented or detected in a timely manner. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2026.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		12-Sep-22	10-K	3.1
3.2	Certificate of Amendment to Articles of Incorporation		14-Nov-24	8-K	3.1
3.3	Amended and Restated Bylaws		14-Sep-22	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		8-Oct-19	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		19-Feb-20	8-K	3.1
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		5-Nov-20	8-K	3.1
3.7	Certificate of Designation of Series D Preferred Stock		20-Sept-24	8-K	3.1
3.8	Amended and Restated Bylaws of American Battery Technology Company, dated October 14, 2025		15-Oct-25	8-K	3.1
4.1	Form of Series A Warrant		4-Apr-23	8-K	4.1
4.2	Form of Series B Warrant		4-Apr-23	8-K	4.2
4.3	Form of Placement Agent Warrant		4-Apr-23	8-K	4.3
4.4	Form of Common Stock Purchase Warrant		23-Dec-24	8-K	4.1
4.5	Form of Common Stock Purchase Warrant		27-Dec-24	8-K	4.1
4.6	Form of Senior Secured Convertible Note		11-Feb-25	S-1/A	4.1
4.7	Form of Warrant		30-May-25	S-3	4.1
4.8	Form of 2023 Unit Subscription Agreement		20-June-25	S-3/A	4.1
4.9	Form of 2023 Series A Warrant		20-June-25	S-3/A	4.2
4.10	Form of 2023 Series B Warrant		20-June-25	S-3/A	4.3
4.11	Form of 2024 Unit Subscription Agreement (Common Stock and Series A and B Warrants)		20-June-25	S-3/A	4.4
4.12	Form of 2024 Series A Warrant		20-June-25	S-3/A	4.5
4.13	Form of 2024 Series B Warrant		20-June-25	S-3/A	4.6
4.14	Form of 2024 Unit Subscription Agreement (Common Stock and Series A Warrants)		20-June-25	S-3/A	4.7
4.15	Form of 2024 Series A Warrant (for Units without Series B Warrants)		20-June-25	S-3/A	4.8
4.16	Form of 2025 Unit Subscription Agreement		20-June-25	S-3/A	4.9
4.17	Form of 2025 Warrant		20-June-25	S-3/A	4.10
10.1	Employment Agreement of Andres Meza		11-Jan-23	8-K	10.2
10.2	Employment Agreement of Scott Jolcover		11-Jan-23	8-K	10.1
10.3	Employment Agreement of Jesse Deutsch		22-May-23	8-K	10.1
10.4	Employment Agreement of Ryan Melsert		5-Aug-22	8-K	10.1

10.5	Exploration License with Option to Purchase, dated September 1, 2021, between American Battery Technology Company and 1317038 Nevada Ltd.	15-Jul-22	8-K	10.1
10.6	Escrow Services Agreement	15-Jul-22	8-K	10.2
10.7	Asset Purchase Agreement, dated March 1, 2023, between American Battery Technology Company and LiNiCo Corporation	28-Sep-23	10-K	10.7
10.8	Second Amended and Restated Membership Interest Purchase Agreement, dated April 21, 2023, between American Battery Technology Company and LiNiCo Corporation	28-Sep-23	10-K	10.8
10.9	Purchase and Sale Agreement, dated May 12, 2023, between American Battery Technology Company and Bow River Capital RE III LLC	28-Sep-23	10-K	10.9
10.10	Credit Agreement, dated May 17, 2023, between American Battery Technology Company and Mercuria Investments US, Inc.	28-Sep-23	10-K	10.10
10.11	Marketing Agreement, dated May 17, 2023, between American Battery Technology Company and Mercuria Energy America, LLC	28-Sep-23	10-K	10.11
10.12	Form of Securities Purchase Agreement	4-Apr-23	8-K	10.1
10.13	DOE Grant Award DE-EE0006250, dated August 16, 2021	28-Sep-23	10-K	10.13
10.14	DOE Grant Award DE-EE0009430, dated October 1, 2021	28-Sep-23	10-K	10.14
10.15	Amended Director Agreement between American Battery Technology Company and Rick Fezell dated, September 22, 2023	28-Sep-23	8-K	10.1
10.16	Amended Director Agreement between American Battery Technology Company and Elizabeth Lowery dated, September 22, 2023	28-Sep-23	8-K	10.3
10.17	Amended Director Agreement between American Battery Technology Company and Sherif Marakby dated, September 22, 2023	28-Sep-23	8-K	10.4
10.18	Amended Offer Letter between American Battery Technology Company and Scott Jolcover dated, November 29, 2023	4-Dec-23	8-K	10.1
10.19	Amended Offer Letter between American Battery Technology Company and Ryan Melsert dated, December 1, 2023	4-Dec-23	8-K	10.2
10.20	Form of Securities Purchase Agreement	15-Nov-23	10-Q/A	10.1
10.21	Form of Convertible Note	15-Nov-23	10-Q/A	10.2
10.22	Assistance Agreement between the Company and the United States Department of Energy, dated September 1, 2023	15-Nov-23	10-Q/A	10.3
10.22	Assistance Agreement between the Company and the United States Department of Energy, dated September 27, 2023	15-Nov-23	10-Q/A	10.4
10.23	Amendment to Offer Letter between American Battery Technology Company and Scott Jolcover dated, March 15, 2024	18-Mar-24	8-K	10.1

10.24	Amendment to Offer Letter between American Battery Technology Company and Ryan Melsert dated, March 15, 2024	18-Mar-24	8-K	10.2
10.25	ATM Sales Agreement dated April 3, 2024, by and between the Company and Virtu Americas LLC	3-Apr-24	8-K	10.1
10.26	Settlement Agreement, dated July 3, 2024, between American Battery Technology Company and Mercuria Energy America, LLC**	10-Jul-24	8-K	10.1
10.27	Offer Letter, dated August 26, 2024, between American Battery Technology Company and Steven Wu	26-Aug-24	8-K	10.1
10.28	Release Agreement, dated August 26, 2024, between American Battery Technology Company and Andrés Meza	26-Aug-24	8-K	10.2
10.29	Subscription and Investment Representation Agreement, dated September 16, 2024, by and between American Battery Technology Company and Ryan Melsert	20-Sept-24	8-K	10.1
10.30	Offer Letter, dated November 21, 2024, between American Battery Technology Company and Jesse Deutsch	27-Nov-24	8-K	10.1
10.31	Offer Letter, dated November 21, 2024, between American Battery Technology Company and Ryan Melsert	27-Nov-24	8-K	10.2
10.32	Offer Letter, dated November 21, 2024, between American Battery Technology Company and Stevn Wu	27-Nov-24	8-K	10.3
10.33	Offer Letter, dated November 21, 2024, between American Battery Technology Company and Scott Jolcover	27-Nov-24	8-K	10.4
10.34	American Battery Technology Company 2024 Employee Stock Purchase Plan	2-Dec-24	S-8	99.2
10.35	Amendment to Securities Purchase Agreement, dated November 14, 2024, by and among American Battery Technology Company, High Trail Investments ON LLC and High Trail Special Situations LLC (including Form of Senior Secured Convertible Note)	13-Dec-24	S-1	10.1
10.36	Placement Agency Agreement, dated December 19, 2024, between American Battery Technology Company and A.G.P./Alliance Global Partners	23-Dec-24	8-K	1.1
10.37	Form of Securities Purchase Agreement, dated December 19, 2024, between American Battery Technology Company and investors named therein	23-Dec-24	8-K	10.1
10.38	Amendment to Subsequently Purchased Notes, dated December 19, 2024, between American Battery Technology Company and the investors named therein	23-Dec-24	8-K	10.2
10.39	Placement Agency Agreement, dated December 26, 2024, between American Battery Technology Company and A.G.P./Alliance Global Partners	27-Dec-24	8-K	1.1
10.40	Form of Securities Purchase Agreement, dated December 26, 2024, between American Battery Technology Company and investors named therein	27-Dec-24	8-K	10.1
10.41	Offer Letter, dated July 3, 2024, between American Battery Technology Company and Paul McGarry	10-Jan-25	8-K	10.1
10.42	Amendment to Securities Purchase Agreement, dated December 20, 2024, by and among American Battery Technology Company, High Trail Investments ON LLC and High Trail Special Situations LLC	14-Feb-25	10-Q	10.7
10.43	DOE Grant Award DE-MS0000104, dated December 16, 2024	14-Feb-25	10-Q	10.11
10.44	Offer Letter, by and between American Battery Technology Company and Jesse Deutsch, executed February 13, 2025	14-Feb-25	10-Q	10.12

10.45	Commercial/Investment Property Purchase Agreement and Joint Escrow Instructions, dated April 1, 2025, between American Battery Technology Company, Steven Pokrajaz and Corina Pokrajac		15-May-25	10-Q	10.1
10.46	Banked Water Purchase Agreement among American Battery Technology Company and H2O NV Investments LLC		15-May-25	10-Q	10.2
10.47	Moss Landing Agreement, by and between the Company and Veolia ES Technical Solutions, L.L.C., dated November 5, 2025		November 6, 2025	8-K	10.1
10.48	Offer Letter, by and between American Battery Technology Company and Alejandro Flores Arteaga, executed January 25, 2026		January 29, 2026	8-K	10.1
10.49	Consulting Agreement, by and between American Battery Technology Company and Scott Jolcover, executed January 26, 2026		January 29, 2026	8-K	10.2
10.50	Deutsch General Release Agreement, dated January 29, 2026		January 29, 2026	8-K	10.3
10.51	Amendment to that Certain Offer Letter, dated October 9, 2024, by and between American Battery Technology Company and Ryan Melsert, executed January 27, 2026		January 29, 2026	8-K	10.4
10.52	Amendment to that Certain Offer Letter, dated October 9, 2024, by and between American Battery Technology Company and Steven Wu, executed January 27, 2026		January 29, 2026	8-K	10.5
10.53	Special Performance-Based Restricted Stock Unit Award Agreement, dated May 29, 2026, between American Battery Technology Company and Ryan Melsert		June 3, 2026	8-K	10.1
19.1	Insider Trading Policy	x
21.1	Subsidiaries of American Battery Technology Company		28-Sep-23	10-K	21.1
23.1	Consent of KPMG LLP	x
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
96.1	Amended Resource Estimate and Initial Assessment with Project Economics for the Tonopah Flats Lithium Project, Esmeralda and Nye Counties, Nevada, USA		25-Apr-24	8-K	96.1
97	American Battery Technology Company Clawback Policy		18-Sep-25	10-K	97
101	INS Inline XBRL Instant Document.	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XRBL Taxonomy Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

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

AMERICAN BATTERY TECHNOLOGY COMPANY (Registrant)

Date: September 14, 2026	By:	/s/ Ryan Melsert
	Name:	Ryan Melsert
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2026		/s/ Alejandro Flores Arteaga
	Name:	Alejandro Flores Arteaga
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan Melsert	Chief Executive Officer and Chief Technology Officer
Ryan Melsert	(Principal Executive Officer), and Director	September 14, 2026

/s/ Alejandro Flores Arteaga	Chief Financial Officer (Principal Financial and
Alejandro Flores Arteaga	Accounting Officer)	September 14, 2026

/s/ Elizabeth Lowery
Elizabeth Lowery	Director	September 14, 2026

/s/ Susan Yun Lee
Susan Yun Lee	Director	September 14, 2026

/s/ D. Richard Fezell
D. Richard Fezell	Chairman of the Board, Director	September 14, 2026

/s/ Lavanya Balakrishnan
Lavanya Balakrishnan	Director

