Form 10-Q
period 2026-09-30
AMERICAN BATTERY TECHNOLOGY Co
filed 2026-11-12
CIK 1576873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of common stock outstanding as of November 5, 2026 was 143,630,561.

American Battery Technology Company and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2026	June 30, 2026
ASSETS

Cash and cash equivalents	$43,261,719	$49,519,474
Accounts receivable	3,036,105	6,952,929
Inventory (Note 4)	2,823,375	584,763
Grants receivable (Note 5)	31,164	217,771
Other receivable	-	561,940
Prepaid expenses and other	1,939,293	2,296,785
Restricted cash	100,000	800,000

Total current assets	51,191,656	60,933,662

Property and equipment, net (Note 6)	57,672,990	57,294,191
Mining properties (Note 7)	10,019,655	9,819,655
Intangible assets (Note 8)	4,618,592	4,618,592
Right-of-use asset (Note 10)	142,972	173,609

Total assets	$123,645,865	$132,839,709

LIABILITIES & STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities (Note 9)	$6,075,318	$6,263,435
Operating lease liability (Note 10)	135,339	131,287

Total current liabilities	6,210,657	6,394,722

Operating lease liability, long-term	23,785	58,876

Total liabilities	6,234,442	6,453,598

STOCKHOLDERS’ EQUITY

Series A Preferred Stock Authorized: 33,334 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Series B Preferred Stock Authorized: 133,334 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series C Preferred Stock Authorized: 66,667 preferred shares, par value of $10.00 per share; Issued and outstanding: nil preferred shares	–	–

Series D Preferred Stock Authorized: 5 preferred shares, par value of $0.001 per share; Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares, par value of $0.001 per share; Issued and outstanding: 142,710,116 and 141,541,493 common shares as of September 30, 2026 and June 30, 2026, respectively	142,710	141,541

Additional paid-in capital	465,362,669	459,714,548
Accumulated deficit	(348,093,956)	(333,469,978)

Total stockholders’ equity	117,411,423	126,386,111

Total liabilities and stockholders’ equity	$123,645,865	$132,839,709

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30, 2026	Three months ended September 30, 2025
Revenue	$1,713,289	$937,589
Cost of goods sold	5,355,954	4,454,231
Gross loss	(3,642,665)	(3,516,642)

Expenses:
General and administrative	$7,284,644	$3,628,127
Research and development	3,630,975	2,697,639
Exploration costs	437,423	290,951
Total operating expenses	11,353,042	6,616,717

Net loss before other income (expense)	(14,995,707)	(10,133,359)

Other income (expense)
Interest income (expense)	371,830	(6,469)
Amortization and accretion of financing costs	-	(307,428)
Other income (expense), net	(101)	147,690
Total other income (expense)	371,729	(166,207)

Net loss	$(14,623,978)	$(10,299,566)

Net loss per share, basic and diluted	$(0.10)	$(0.09)
Weighted average shares outstanding	142,101,524	112,240,128

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three months ended September 30, 2026:

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Total
Balance, June 30, 2026	–	$–	141,541,493	$141,541	$459,714,548	$-	$(333,469,978)	$126,386,111
Shares issued upon vesting of share-based awards	-	-	1,168,623	1,169	(1,169)	-	-	-
Stock-based compensation expense	-	-	-	-	5,649,290	-	-	5,649,290
Net loss for the period	-	-	-	-	-	-	(14,623,978)	(14,623,978)
Balance, September 30, 2026	-	-	142,710,116	$142,710	$465,362,669	$-	$(348,093,956)	$117,411,423

Three months ended September 30, 2025:

	Preferred Stock		Common Shares		Additional Paid-In	Common Stock Issuable	Accumulated
	Shares	Amount	Number	Amount	Capital	(receivable)	Deficit	Total
Balance, June 30, 2025	-	-	97,398,519	$97,396	$329,667,507	$925,077	$(260,090,957)	$70,599,023
Shares issued upon vesting of share-based awards	-	-	1,193,920	1,194	(1,194)	-	-	-
Stock-based compensation expense	-	-	-	-	2,280,860	-	-	2,280,860
Shares issued pursuant to an At-The-Market offering	-	-	8,217,533	8,217	21,887,040	(877,270)	-	21,017,987
Shares issued pursuant to conversion of debt payments to common stock	-	-	9,501,950	9,502	7,990,498	-	-	8,000,000
Shares issued pursuant to warrant exercises	-	-	4,000,000	4,000	4,396,000	-	-	4,400,000
Net loss for the period	-	-	-	-	-	-	(10,299,566)	(10,299,566)
Balance, September 30, 2025	-	-	120,311,922	$120,309	$366,220,711	$47,807	$(270,390,523)	$95,998,304

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended September 30, 2026	Three months ended September 30, 2025

Cash Flows From Operating Activities:

Net loss	$(14,623,978)	$(10,299,566)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense	1,372,439	1,305,090
Accretion of financing costs	-	307,428
Amortization of right-of-use asset	30,637	30,637
Write-down of inventory to net realizable value	3,254,699	322,058
Stock-based compensation	5,649,290	2,280,860

Changes in operating assets and liabilities:

Accounts receivable	3,916,824	1,598,602
Inventory	(5,493,311)	(18,041)
Grants receivables	186,607	(217,866)
Prepaid expenses and other	357,492	(2,142,728)
Other receivables	561,940	-
Accounts payable and accrued liabilities	(188,117)	(277,933)
Operating lease liability	(31,039)	(27,297)

Net Cash Used in Operating Activities	(5,006,517)	(7,138,756)

Cash Flows From Investing Activities:

Purchase of mining properties	(200,000)	-
Acquisition of property and equipment	(1,751,238)	(708,307)

Net Cash Used in Investing Activities	(1,951,238)	(708,307)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares through At-The-Market offering	-	22,228,687
Payment of issuance costs of common shares through At-The-Market Offering	-	(333,430)
Proceeds from exercise of share purchase warrants	-	4,400,000

Net Cash Provided by Financing Activities	-	26,295,257

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(6,957,755)	18,448,194

Cash, Cash Equivalents and Restricted Cash – Beginning of Period	50,319,474	12,474,304

Cash, Cash Equivalents and Restricted Cash – End of Period	$43,361,719	$30,922,498

Supplemental disclosures (Note 15)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMERICAN BATTERY TECHNOLOGY COMPANY

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Nature of Operations

American Battery Technology Company (the “Company”, “ABTC”, “we” and “us”) is an integrated critical minerals manufacturing company that is working to increase the domestic U.S. production of critical minerals, such as lithium, nickel, cobalt, manganese, copper, aluminium, and graphite through its exploration of new primary resources of critical minerals, the development and commercialization of new technologies for the extraction of these critical minerals from primary resources, and the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these critical minerals and to ensure that as these materials reach their end of life, the constituent elemental critical minerals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

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

2. Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of $43.3 million and an accumulated deficit of $348.1 million. The Company incurred negative cash flows from operating activities of $5.0 million for the three months ended September 30, 2026, and $7.1 million for the three months ended September 30, 2025. The Company has incurred losses since its inception. There is no assurance that the Company will be able to generate sufficient profits, obtain additional financing, or obtain it on favorable terms, which could limit its operations.

The Company’s primary sources of capital to date have been from revenue from sales of its products, its registered direct offerings, ATM sales agreement with Virtu Americas, LLC, and proceeds from awarded government contracts.

Management believes that the Company’s cash and cash equivalents as of September 30, 2026, and anticipated revenue from sales of our products, are sufficient to fund the Company’s operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

The condensed consolidated balance sheet at September 30, 2026, the condensed consolidated statements of operations and stockholders’ equity for the three months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended September 30, 2026 and 2025, are unaudited, but include all adjustments, consisting of normal recurring adjustments, the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three months ended September 30, 2026, are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2027, or for any future period. The condensed consolidated balance sheet at June 30, 2026, has been derived from audited financial statements; however, the condensed consolidated financial statements as of September 30, 2026, do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the fiscal year ended June 30, 2026, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as filed with the SEC on September 14, 2026. The Company’s consolidated subsidiaries consist of its wholly owned subsidiaries, LithiumOre Corporation (formerly Lithortech Resources Inc), and ABTC 2500 Peru LLC (formerly Aqua Metals Transfer LLC).

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, the fair value of stock-based compensation, the net realizable value of inventory, valuation and recoverability of long-lived assets and intangible assets and deferred income tax asset valuation allowances.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2026, cash equivalents included approximately $36.1 million invested in money market funds. These funds invest in short-term U.S. government securities and are highly liquid. Management considers these investments to be cash equivalents due to their short-term nature, high liquidity, and insignificant risk of changes in value.

Restricted Cash

As of September 30, 2026, the Company had cash of $0.1 million classified as restricted cash. These funds are restricted under letters of credit issued for surety bond collateral and a vendor agreement for supply of feedstock. On July 9, 2026, the restriction on the surety bond collateral for $0.7 million was released from restriction. Restricted cash is not available for general corporate purposes until the underlying obligations are satisfied, or the letters of credit are released.

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

The Company recognizes revenue based on contractually stated selling prices and quantities shipped, net of sales tax, and adjusted for estimated claims and discounts. Claims are customary in the recycled metal industry and arise from variances in the quantity or quality of delivered products. Revenue adjustments may be required if the settlement of claims differs from original estimates. For the three months ended September 30, 2026 and 2025, revenue adjustments related to performance obligations that were satisfied in previous periods were not material.

Cost of Goods Sold

Cost of goods sold includes the cost of the recycled products and byproducts delivered to our customers. It includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs, lower of cost or net realizable value charges, and shipping and logistics costs.

Cost of sales is impacted by changes in inventory levels and the timing of inventory cost recognition. Due to the federal export restriction on black mass that went into effect on August 27, 2026, the Company experienced elevated inventory levels as restrictions on the processing, movement, or sale of black mass limited the Company’s ability to convert inventory into sales until it obtained an export license. In accordance with the Company’s inventory costing methodology, labor and overhead costs are allocated to inventory through periodic allocation entries and capitalized as part of inventory carrying costs. These costs are subsequently recognized in cost of sales when the related inventory is sold or when inventory is written down to net realizable value, as applicable.

Stock-based Compensation

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation,”, compensation cost for stock-based awards is recognized over the requisite service period based on the grant-date fair value of the award. For awards subject solely to a service condition, compensation expense is recognized on a straight-line basis over the requisite service period. For awards that include performance conditions, compensation expense is recognized when achievement of the performance condition is considered probable and only for the portion of the requisite service period that has been rendered. If the probability assessment changes, cumulative compensation expense is adjusted in the period of change. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees primarily consist of restricted stock units (“RSUs”) and common share warrants, with the corresponding compensation cost recorded within additional paid-in capital. The common share warrants are contingent upon performance and service conditions and have been classified as equity.

The fair value of each common share warrant granted is estimated using the Black-Scholes option-pricing model using the single option award approach. The following assumptions are used in the Black-Scholes option-pricing model:

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

The table below sets forth the assumptions used on the date of grant for estimating the fair value of options granted during the three months ending September 30:

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

The carrying values of the Company’s cash, accounts receivable, grants receivable, prepaid expenses and other, and accounts payable and accrued liabilities approximate fair value due to their short maturities.

Our investments measured at fair value on a recurring basis were as follows:

	September 30, 2026				June 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (including restricted):
Cash	$7,224,741	$—	$—	$7,224,741	$9,551,679	$—	$—	$9,551,679
Cash equivalents	36,136,978	—	—	36,136,978	40,767,795	—	—	40,767,795
Total	$43,361,719	$—	$—	$43,361,719	$50,319,474	$—	$—	$50,319,474

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

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”. The ASU establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments are required to be applied retrospectively, subject to certain transition provisions. The Company is in the process of determining the effect this ASU will have on the financial statements and disclosures contained in the notes to the condensed consolidated financial statements.

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

The table below presents inventory balances as of:

	September 30, 2026	June 30, 2026
Raw materials	$304,473	$330,400
Finished goods	2,518,902	254,363
Total inventories	$2,823,375	$584,763

Inventory levels increased during the current-year period primarily due to the black mass ban, which restricted the Company’s ability to process or sell certain inventory. As a result, inventory accumulated on the Company’s balance sheet, including capitalized labor and overhead costs allocated to inventory. These costs are generally recognized in cost of goods sold when the related inventory is sold, subject to any required write-downs to net realizable value. The continued restrictions have also contributed to a $3.3 million inventory write-down to net realizable value during the current-year period, compared to $0.3 million in the prior-year period.

5. Government Grants and Tax Credit Awards

Grants receivable represent qualifying costs incurred where there is reasonable assurance that the conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. As collections from the federal government have been and are expected to continue to be timely, no allowance for doubtful accounts has been established. If amounts become uncollectible, they will be charged to operations. Grants receivable was $0.03 million at September 30, 2026 and $0.2 million at June 30, 2026, respectively. The Company recognizes invoiced government funds as an offset to research and development costs in the period the qualifying costs were incurred. Grants related to investments in property and equipment are recognized as a reduction to the cost basis of the underlying assets with an ongoing reduction to depreciation expense over the assets’ estimated useful lives.

On October 21, 2022, the U.S. Department of Energy (“DOE”) announced that the Company had been selected for award negotiation for a five-year project with a total budget of $115.5 million to design, construct, and commission a first-of-kind lithium hydroxide refinery using Nevada-based claystone as the feedstock to expand domestic manufacturing of battery grade lithium hydroxide for lithium-ion batteries for electric vehicles, with a focus on domestic processing of materials and components that are currently imported from foreign countries. Through this grant award the Company was eligible to receive reimbursement of up to 50% of eligible expenditures, up to $57.7 million. The prime agreement contract for this grant was issued with a project start date of September 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. On October 9, 2025, the DOE notified the Company that the grant was terminated, effective as of the end of the budget period ending August 31, 2025. On October 10, 2025, the Company submitted an appeal of the termination and pursued informal dispute resolution remedies in connection with the termination of the grant. Over the following months, the Company and the DOE entered into a series of technical and commercial reviews of the performance of the project, culminating in a final review meeting in December 2025. On June 2, 2026, ABTC received notice from the DOE that the grant has been reinstated in its entirety, with no change to funds awarded or to technical and commercial milestones, and with an updated contracted project schedule to adjust for the time spent within the review process. As of September 30, 2026, the cumulative funds invoiced for this grant totaled $6.4 million, which represents 11% of the total eligible reimbursements.

On November 17, 2022, the DOE announced that the Company had been selected for award negotiation for a three-year project with a total budget of $20.0 million to demonstrate and commercialize next generation techniques for its lithium-ion battery recycling processes to produce low-cost and low-environmental impact domestic battery materials. Through this grant award the Company is eligible to receive reimbursement of up to 50% of eligible expenditures, up to $10.0 million. The prime agreement contract for this grant was issued with a project start date of October 1, 2023. The Company began receiving funds related to this award during the period ending December 31, 2023. As of September 30, 2026, the cumulative funds invoiced and collected for this grant totaled $2.8 million, which represents 28% of the total eligible reimbursements.

On March 28, 2024, ABTC was selected for a tax credit for up to $19.5 million through the Qualifying Advanced Energy Project Credits program (“48C”). This tax credit was granted by the U.S. Department of Treasury Internal Revenue Service following a competitive technical and economic review process performed by the U.S. DOE, which evaluated the feasibility of applicant facilities to advance America’s buildout of globally competitive critical material recycling, processing, and refining infrastructure. This tax credit may be utilized both for the reimbursement of capital expenditures spent to date and also future capital expenditures at ABTC’s battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) in Storey County, Nevada. As of September 30, 2026, the Company has incurred qualifying expenditures for this tax credit but will not recognize any amounts until it has reasonable assurance of compliance with the relevant standards.

Also on March 28, 2024, ABTC was selected for an additional tax credit of up to $40.5 million through the 48C program, which may be used in support of the design and construction of a new commercial battery recycling facility to be located in the United States. As of September 30, 2026, the Company has not incurred any qualifying expenditure toward this tax credit.

On September 23, 2024, the DOE announced that the Company had been selected for award negotiations for a competitive grant in connection with the construction of a new lithium-ion battery recycling facility. The project had a total budget of $375 million, and the Company was initially selected to negotiate a DOE grant of up to $150.0 million, with reimbursement of up to 40% of eligible expenditures, subject to applicable terms and conditions. On December 18, 2024, the Company received a contracted grant award providing for $143.6 million of federal investment by the DOE, of which $6.4 million was awarded directly to the Company’s subcontractor, Argonne National Laboratory (“Argonne”). The Company began receiving funds related to this award during the period ending March 31, 2025. As of September 30, 2026, the cumulative funds invoiced and collected for this grant totaled $2.7 million, which represents 1.9% of the total eligible reimbursements.

6. Property and Equipment

The table below presents the property and equipment as of September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Land	$13,080,180	$13,080,180
Building	17,166,487	17,079,532
Construction in progress	14,984,136	13,481,740
Equipment and vehicles	25,562,239	25,400,352
	70,793,042	69,041,804
Less: accumulated depreciation	(13,120,052)	(11,747,613)
Property and equipment, net	$57,672,990	$57,294,191

Property and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property and equipment accounts and commences depreciation when these assets are put in use. As of September 30, 2026, construction-in-progress is comprised $8.0 million of improvements to the Company’s recycling facility not yet put in use and the Company’s property in Fernley, Nevada with a carrying value of $7.0 million.

The Company recognized depreciation expense of $1.4 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was included in the following captions in the condensed consolidated statements of operations for the three months ended September 30, 2026 of $0.9 million in cost of sales, $0.1 million in general and administrative, and $0.4 million in research and development. For the three months ended September 30, 2025, there was $1.0 million in cost of sales, $0.1 million in general and administrative, and $0.2 million in research and development.

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

On August 8, 2026, the Company purchased 143 unpatented claims adjacent to the TFLP for $0.2 million.

The Company capitalizes costs incurred to acquire, explore, evaluate, and develop mineral properties once proven and probable mineral reserves have been established and the project is deemed economically and technically feasible. Prior to the establishment of proven and probable reserves, exploration and evaluation costs are expensed as incurred. Capitalized costs are recorded as mineral properties and mine development assets and are amortized using the units-of-production method over the estimated recoverable proven and probable reserves of the related mine, beginning when production commences. During the three months ended September 30, 2026 and 2025, the Company did not capitalize any mine development and related costs associated with activities that improved access to proven and probable reserves.

8. Intangible Assets

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

The Company’s acquisition of the Fernley facility included water rights valued at $3.8 million and represent 290.19 acre-foot. These have an unlimited useful life upon assignment to a property through use of a will-serve, which has no expiration date.

The table below presents total intangible assets at:

	September 30, 2026	June 30, 2026
Water rights	$4,618,592	$4,618,592

9. Accounts Payable and Accrued Liabilities

The table below presents total accounts payable and accrued liabilities at:

	September 30, 2026	June 30, 2026
Trade payables	$1,418,378	$1,572,662
Fixed assets in trade payables	282,165	266,206
Accrued expenses	4,374,775	4,424,567
Total accounts payable and accrued liabilities	$6,075,318	$6,263,435

10. Leases

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company estimates a rate of 8.0% for the three months ending September 30, 2026 and 2025, based primarily on historical lending agreements. RoU assets include lease payments required to be made prior to commencement and exclude lease incentives. Both RoU assets and the related lease liability exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The Company leases office space under a non-cancelable operating lease agreement. The lease commenced December 1, 2024, and has a lease term of three years, expiring on November 30, 2027. The lease includes an option to renew for an additional two years; however, the Company is not reasonably certain to exercise the renewal option. Therefore, the renewal period has not been included in the calculation of the lease liability and the right-of-use asset in accordance with ASC 842. The Company occupies other office facilities under lease agreements that expire at various dates, many of which do not exceed a year in length. The Company does not have any finance leases as of September 30, 2026 and June 30, 2026.

Operating lease right-of-use assets are presented within the asset section of the Company’s condensed consolidated balance sheets, while lease liabilities are included within the liability section of the Company’s condensed consolidated balance sheets at September 30, 2026 and June 30, 2026.

The table below presents information related to the components of lease expense for the three months ended:

	September 30, 2026	September 30, 2025
Operating lease cost	$176,334	$144,511

The table below presents total operating lease RoU assets and lease liabilities at:

	September 30, 2026	June 30, 2026
Operating lease right-of-use asset	$142,972	$173,609
Operating lease liabilities	$159,124	$190,163

The table below presents the maturities of operating lease liabilities as of September 30, 2026:

June 30, 2027, remaining	$107,174
June 30, 2028	60,059
Total lease payments	167,233
Less: imputed interest	(8,109)

Total operating lease liabilities	$159,124

Operating lease liabilities, current	$135,339
Operating lease liabilities, non-current	$23,785

The table below presents the weighted average remaining lease term for operating leases and the weighted average discount rate used in calculating operating lease right-of-use asset as of September 30, 2026.

Weighted average lease term (years)	1.17
Weighted average discount rate	8.00%

11. Stockholders’ Equity

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

Series A Preferred Stock

The Company has 33,334 shares of Series A Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series A Preferred Stock issued and outstanding on September 30, 2026 and June 30, 2026.

Series B Preferred Stock

The Company has 133,334 shares of Series B Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series B Preferred Stock issued and outstanding on September 30, 2026 and June 30, 2026.

Series C Preferred Stock

The Company has 66,667 shares of Series C Preferred Stock authorized with a par value of $10.00 per share. The Company had nil shares of Series C Preferred Stock issued and outstanding on September 30, 2026 and June 30, 2026.

Series D Preferred Stock

The Company has 5 shares of Series D Preferred Stock authorized with a par value of $0.001 per share. The Company had nil shares of Series D Preferred Stock issued and outstanding on September 30, 2026 and June 30, 2026.

Common Stock

In November 2024, the Company’s shareholders approved and adopted an amendment to the articles of incorporation to increase the number of authorized shares of the Company’s common stock from 80,000,000 to 250,000,000.

During the three months ended September 30, 2026 and 2025, the Company issued 1,168,623 and 1,193,920 common shares, respectively, upon the vesting of share-based awards.

On April 3, 2024, the Company entered into an ATM sales agreement with Virtu Americas LLC, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, subject to the terms and conditions of the Sales Agreement. On September 30, 2026, the Company filed a new registration statement on Form S-3 (File No. 333-299017), which included an embedded prospectus supplement relating to the offer and sale from time to time of the Shares having an aggregate offering price of up to $100,000,000 in accordance with the Sales Agreement. During the three months ended September 30, 2026, the Company did not sell any Shares pursuant to the Sales Agreement.

The Company had the following potentially dilutive shares outstanding as of September 30:

	September 30, 2026	September 30, 2025
Warrants	17,502,670	18,493,432
Share awards outstanding	11,817,627	14,110,528
Total potentially dilutive	29,320,297	32,603,960

12. Share Purchase Warrants

The Company had the following warrants outstanding as of September 30, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance, June 30, 2026	19,181,990	$4.67
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,679,320)	26.25
Balance, September 30, 2026	17,502,670	$2.58	3.11	$-
Exercisable, September 30, 2026	11,835,869	$3.25	3.37	$-

13. Equity Compensation Awards

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

Under the Retention Plan, the Company is authorized to issue shares of common stock to employees and non-employees up to ten percent (10%) of the total number of shares of common stock outstanding as of December 31, 2022, on a fully diluted basis. The Company adjusts the authorized shares under the plan each December 31, while the Retention Plan remains in effect. During the three months ended September 30, 2026 and 2025, the Company granted 825,540 and 8,029,895 share awards under the Retention Plan, respectively.

The table below reflects the share award activity for the three months ended September 30, 2026:

	Units	Weighted- Average Grant Date Fair Value per Unit

Unvested share awards at June 30, 2026	12,981,382	$2.31
Granted	825,540	2.44
Vested	(1,532,758)	2.64
Forfeitures	(456,537)	$1.63
Unvested awards at September 30, 2026	11,817,627	$2.33

As awards are granted, for those awards subject solely to a service condition, stock-based compensation equivalent to the fair market value of the underlying common stock on the date of grant is expensed over the requisite service period, generally four years with a maximum contractual term of ten years, using the graded vesting attribution method as acceptable under ASC 718, “Compensation-Stock Compensation.” For awards that include performance conditions, compensation expense is recognized when achievement of the performance condition is considered probable and only for the portion of the requisite service period that has been rendered. The Company accounts for forfeitures as they occur. The current fair value of share awards that vested during the three months ended September 30, 2026 totaled $3.7 million.

During the period, the Company granted an award of 2,200,000 performance-based restricted stock units (“PRSUs”) to the Chief Executive Officer pursuant to the Company’s Long-Term Incentive Plan (“LTIP”). Each PRSU represents the right to receive one share of the Company’s common stock, subject to the achievement of specified performance milestones and applicable vesting requirements.

The award has a four-year performance period commencing on the grant date. The PRSUs may be earned upon the achievement of five performance milestones, with 440,000 PRSUs allocated to each milestone:

If all five performance milestones are achieved prior to the third anniversary of the grant date, the Chief Executive Officer will be eligible to earn additional PRSUs equal to 50% of the original award, or 1,100,000 additional PRSUs.

The Company recognized total stock-based compensation expense of $5.6 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. Included in the $5.6 million recognized during three months ended September 30, 2026 was $3.9 million related to executive performance-based awards. Included in the $2.3 million recognized during the three months ended September 30, 2025 was $0.5 million related to executive performance-based awards.

For the three months ended September 30, 2026 and 2025, total stock-based compensation expense included $1.7 million and $0.3 million, respectively, related to common share warrants awarded to employees of the Company.

As of September 30, 2026, there were approximately $22.3 million of unamortized expenses relating to outstanding equity compensation awards to be recognized over a remaining weighted-average period of 2.76 years.

The table below presents the stock-based compensation expense per respective line item of the condensed consolidated statements of operations for the three months ended September 30:

	2026	2025

Cost of goods sold	$184,371	$202,551
General and administrative	4,343,052	1,084,851
Research and development	1,095,040	961,531
Exploration	26,827	31,927
Total stock-based compensation	$5,649,290	$2,280,860

Executive officers and selected other key employees are eligible to receive common share performance-based awards, as determined by the board of directors. The payouts, in the form of share awards, vary based on the degree to which corporate operating objectives are met. These performance-based awards typically include a service-based requirement, which is generally four-years.

14. Segment and Other Information

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

Revenue from three major customers during the three months ended September 30, 2026 and three major customers for the three months ended September 30, 2025 accounted for 80% and 98%, respectively of the revenue for those periods.

Substantially all of the Company’s long-lived assets and operating lease right-of-use assets were located in the United States as of September 30, 2026 and June 30, 2026.

15. Supplemental Statement of Cash Flow Disclosures

For the three months ended:

	September 30, 2026	September 30, 2025

Supplemental disclosures:

Interest paid	$4,864	$6,469

Non-cash investing and financing activities:

Purchases of property and equipment accrued in current liabilities	282,165	37,431
Assets transferred from assets held-for-sale to property and equipment	-	6,043,498
Debt payment satisfied with common shares	-	8,000,000

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

Operating Leases

The Company leases its principal office location in Reno, Nevada. It also leases lab space at the University of Nevada, Reno on short term leases. The principal office location lease expires on November 30, 2027, and the Lab lease expires on January 31, 2027. Consistent with the guidance in ASC 842, Leases, the Company has recorded the principal office lease in its condensed consolidated balance sheet as an operating lease. For further information on operating lease commitments, see Note 10.

Financial Assurance:

Nevada and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. The Company has satisfied financial assurance requirements using a combination of cash bonds and surety bonds. The amount of financial assurance the Company is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At September 30, 2026, the Company’s financial assurance obligations associated with U.S. mine closure and reclamation/restoration cost estimate totaled $0.1 million, for which the Company is legally required to satisfy its financial assurance obligations for its mining properties in Tonopah, Nevada. The Company was previously released of all of its liability in the Railroad Valley region of Nevada.

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

While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and from time to time in our other reports filed with the SEC.

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

Overview

American Battery Technology Company (the “Company”, “ABTC”, “we” and “us”) is an integrated critical minerals manufacturing company that is working to increase the domestic U.S. production of critical minerals, such as lithium, nickel, cobalt, manganese, copper, aluminium, and graphite through its exploration of new primary resources of critical minerals, the development and commercialization of new technologies for the extraction of these critical minerals from primary resources, and the commercialization of an internally developed integrated process for the recycling of lithium-ion batteries. Through this three-pronged approach the Company is working to both increase the domestic production of these critical minerals and to ensure that as these materials reach their end of life, the constituent elemental critical minerals are returned to the domestic manufacturing supply chain in a closed-loop fashion.

To implement this business strategy, the Company has constructed and is operating its first integrated lithium–ion battery recycling facility, which takes in waste and end–of–life battery materials from the electric vehicle, battery energy storage system (“BESS”), consumer electronics industries, and manufactures several types of recycled products and byproducts. The ramp-up and operation of this facility remain top priorities, and the Company has significantly expanded resources to support its development. These efforts include hiring additional technical staff, expanding laboratory facilities, and purchasing equipment. As a result, the Company generated its first revenue in the fourth quarter of fiscal year 2024 and has achieved continued growth in production volumes and revenue through September 30, 2026.

The development and demonstration of these recycling technologies were supported by a competitively awarded grant from the U.S. Advanced Battery Consortium, which consists of General Motors, Ford Motor Company, Stellantis NV, and the US Department of Energy. The continued expansion of this facility is also supported by a competitively awarded $19.5 million investment tax credit awarded by the U.S. Department of Energy and administered by the U.S. Internal Revenue Service through the 48C program. ABTC was selected for an additional $10.0 million competitively awarded grant by the U.S. Department of Energy to demonstrate, optimize, and construct commercial implementations of ABTC’s next generation of advanced critical mineral separations and processing manufacturing technologies.

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

In addition to its critical mineral recycling facilities, ABTC is also developing TFLP, one of the largest identified lithium resources in the United States. In September 2025, ABTC published a Pre-Feasibility Study (PFS) for this project that details the inferred, indicated, and measured resources and proven and probable reserves at this claystone property, as well as the technical and financial roadmap for bringing the associated lithium mine and 30,000 tonne lithium hydroxide monohydrate (LHM) per year refinery to commercialization. This PFS has estimated that the TFLP contains approximately 21.3 million tonnes LHM resource, with 2.7 million tonnes of LHM further classified as proven and probable reserves (Inferred, indicated, and measured resources have lower levels of geological confidence than proven and probable reserves, and in certain cases may not be considered when assessing the economic viability of a mining project). The total processing costs for manufacturing this battery grade LHM is projected to be $4,307 per tonne LHM.

To demonstrate the performance of ABTC’s internally developed claystone-to-lithium hydroxide technologies, ABTC was awarded a competitive $2.3 million grant from the U.S. Department of Energy to construct and operate a multi-tonne per day integrated demonstration facility. ABTC has constructed and operated this demonstration facility and processed tonne-level quantities of claystone from ABTC’s claystone property near Tonopah, Nevada, and manufactured high-purity battery grade lithium hydroxide product that has been delivered to global customers for evaluation and qualifications.

ABTC is currently developing a mine and refinery at the TFLP for the manufacturing of 30,000 tonnes of high purity critical mineral lithium hydroxide per year. In October 2022, ABTC was selected for a competitively awarded $57.7 million grant from the U.S. Department of Energy to support the construction of the first 5,000 tonnes lithium hydroxide per year processing train at this facility.

In October 2025, the DOE notified the Company that the $57.7 million cooperative agreement for the lithium hydroxide refinery was terminated. The Company appealed, and following a series of technical and commercial reviews, the DOE reinstated the award in its entirety in January 2026, with no change to funds awarded or to technical and commercial milestones, and with an updated contracted project schedule to reflect the time spent in the review process. The temporary termination and reinstatement did not result in a material change to the Company’s project timeline or capital program. See Note 5 to the condensed consolidated financial statements.

As this prospective mine and refinery are located on land managed by the U.S. Bureau of Land Management (“BLM”), ABTC works closely with the federal government on the permitting, design, and operations of this facility. In June 2025, ABTC’s TFLP was selected by President Trump’s National Energy Dominance Council (“NEDC”) and the FAST-41 Permitting Council as a Transparency Priority Project. This designation implements streamlined federal permitting procedures and highlights the project’s role in advancing domestic critical mineral lithium production and supporting U.S. energy independence. In August 2025, the TFLP was further approved by the FAST-41 Permitting Council as a Covered Priority Project, which provided additional resources to streamlining the permitting efforts for this project.

On July 30, 2026, President Trump issued a Presidential Determination pursuant to Section 101 of the Defense Production Act of 1950, as amended (the “DPA”), declaring black mass produced from the recycling of lithium-ion batteries to be a critical material essential to the national security of the United States. On August 6, 2026, the Bureau of Industry and Security (“BIS”) within the U.S. Department of Commerce published a Temporary Final Rule in the Federal Register titled “DPAS Directive Allocation Order and Additional Requirements for Recoverable Critical Minerals and Materials” (the “Directive”), which imposes a requirement that U.S. entities selling black mass allocate 100% of their monthly sales to U.S. persons. The Directive took effect on August 27, 2026, and remains in effect for approximately one year from the date of publication.

ABTC submitted a request to BIS for an exception from the Directive’s domestic allocation requirement. On September 30, 2026, the Company received approval from the U.S. Department of Commerce’s Bureau of Industry and Security for the sale of up to $100 million of its recycled black mass material through a license to export under specified terms following the implementation of recently enacted federal export controls governing critical battery materials.

Company Financial Highlights – Three months ended September 30, 2026:

●	Revenue was $1.7 million for the three months ended September 30, 2026, as compared to $0.9 million for the three months ended September 30, 2025.
●	Total cost of goods sold was $5.4 million for three months ended September 30, 2026, compared to $4.5 million for the three months ended September 30, 2025. Cost of goods sold for the three months ended September 30, 2026 included non-cash items of depreciation of $0.9 million and stock-based compensation of $0.2 million. Excluding these non-cash items, cash cost of goods sold (a non-GAAP measure) for the three months ended September 30, 2026 was $4.3 million. The three months ended September 30, 2025 cost of goods sold included non-cash items of depreciation of $1.0 million and stock-based compensation of $0.2 million. Excluding these non-cash items, the three months ended September 30, 2025, cash cost of goods sold (a non-GAAP measure) was $3.3 million.
●	In September 2026, ABTC received notice from the US BLM that it had accepted ABTC’s Plan of Operations for the construction and operation of its Tonopah Flats Lithium Project, marking a major milestone in the federal permitting process.
●	The Company had cash, cash equivalents, and restricted cash of $43.4 million as of September 30, 2026, of which $43.3 million was unrestricted.
●	The Company held zero debt as of September 30, 2026.

A reconciliation of cost of goods sold to cash cost of goods sold and adjusted gross loss

(both are non-GAAP measures) for the three months ended September 30 was as follows:

Description	Amount ($M) Three Months Ended September 30, 2026	Amount ($M) Three Months Ended September 30, 2025
Revenue	$1.7	$0.9
Cost of goods sold (GAAP)	5.4	4.5
Gross loss	$(3.7)	$(3.6)

Description	Amount ($M) Three Months Ended September 30, 2026	Amount ($M) Three Months Ended September 30, 2025
Revenue	$1.7	$0.9
Cost of goods sold (GAAP)	5.4	4.5
Less: depreciation expense	(0.9)	(1.0)
Less: stock-based compensation	(0.2)	(0.2)
Cash cost of goods sold (Non-GAAP)	$4.3	$3.3
Adjusted gross loss (Non-GAAP)	$(2.6)	$(2.4)

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

The Directive, effective August 27, 2026, restricted international exports of black mass. This limited the Company’s ability to export its finished black mass inventory and increased inventory levels during the quarter. The inventory on the balance sheet includes capitalized labor and overhead costs. These costs are recognized in cost of goods sold when the related inventory is sold, subject to any write-downs to net realizable value. On October 1, 2026, ABTC announced that the U.S. Department of Commerce’s Bureau of Industry and Security approved a license to export up to $100 million of the Company’s recycled black mass under specified terms.

Components of Statements of Operations

The following table sets forth the Company’s operating results for the periods indicated:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Revenue	$1,713,289	$937,589	$775,700	83%
Cost of goods sold	5,355,954	4,454,231	901,723	20
Gross loss	(3,642,665)	(3,516,642)	(126,023)	(4)
Operating expense
General and administrative	7,284,644	3,628,127	3,656,517	101
Research and development	3,630,975	2,697,639	933,336	35
Exploration	437,423	290,951	146,472	50
Total operating expenses	11,353,042	6,616,717	4,736,325	72
Other income (expense)	371,729	(166,207)	537,936	324
Net loss	$(14,623,978)	$(10,299,566)	$(4,324,412)	(42)

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Revenue

During the three months ended September 30, 2026 and 2025, our revenue was $1.7 million and $0.9 million, respectively, which related to the sale of our products and byproducts resulting from recycling operations. The increase in revenue was primarily driven by an increase in processed feedstock, which enabled higher production throughput, as well as higher market prices for our products and byproducts during the current-year period. Revenue during the period was negatively impacted by the black mass federal export restriction, which restricted the Company’s ability sell certain materials. Following receipt of the approval to export $100 million of our black mass product, the Company expects revenue to begin recovering in the second quarter as it resumes or expands activities previously constrained by the restrictions. The timing and extent of the recovery will depend on the Company’s ability to process accumulated feedstock inventory, fulfill customer demand, and convert finished goods inventory into sales.

Cost of Goods Sold

Cost of goods sold during the three months ended September 30, 2026 and 2025 were $5.4 million and $4.5 million, respectively. Cost of sales is impacted by changes in inventory levels and the timing of inventory cost recognition. Due to the federal export restrictions on black mass, the Company has experienced elevated inventory levels during the fiscal year first quarter of 2027 as compared to fiscal year 2026 as restrictions on the processing, movement, or sale of black mass have limited the Company’s ability to convert finished goods inventory into sales. In accordance with the Company’s inventory costing methodology, labor and overhead costs are allocated to inventory through periodic allocation entries and capitalized as part of inventory carrying costs. These costs are subsequently recognized in cost of sales when the related inventory is sold or when inventory is written down to net realizable value, as applicable.

The increase in cost of goods sold was primarily attributable to a $3.3 million inventory write-down to net realizable value, compared to $0.3 million in the prior-year period. Federal export restrictions on black mass significantly reduced the Company’s ability to sell inventory, resulting in lower sales volumes and higher-than-normal inventory levels. As a result, production costs associated with unsold inventory were capitalized rather than recognized in cost of goods sold upon sale, resulting in lower traditional cost of sales relative to production levels. In the prior-year period, the Company generally produced and sold its production, resulting in lower inventory levels and a more traditional recognition of production costs in cost of goods sold. During the current period, the accumulation of inventory, combined with production costs capitalized in inventory, resulted in inventory carrying values exceeding estimated net realizable value. Accordingly, the Company recorded a $3.3 million inventory write-down to reduce inventory to its estimated net realizable value.

Operating Expenses

During the three months ended September 30, 2026, the Company incurred $11.4 million of operating expenses compared to $6.6 million of operating expenses during the three months ended September 30, 2025. The increase is primarily due to the items described below:

General and administrative expenses consist of stock-based compensation, office expenses, legal, accounting, recruiting, business development, public relations, and general facility expenses. For the three months ended September 30, 2026, general and administrative expenses were $7.3 million, an increase of $3.6 million from the same period in the prior year. The majority of the increase relates to approximately $3.3 million in stock-based compensation expense associated with the fiscal year 2026 executive performance-based awards and the long-term incentive agreement granted to the Chief Executive Officer in the fourth quarter of fiscal year 2026.

Research and development expenses consist primarily of personnel, laboratory leases, and supplies. Research and development expenses for the three months ended September 30, 2026 and 2025, were $3.6 million and $2.7 million, respectively. The increase is primarily related to an increase in stock compensation expense of $0.1 million and payroll for $0.7 million as the Company hired additional engineers and technical program managers to support the operations of the Plant and the progression of the TFLP through the feasibility studies and National Environmental Policy Act (“NEPA”) review processes.

Exploration costs consist primarily of drilling, assay, claim fees, personnel, stock-based compensation, office and warehouse, travel, and other costs related to exploration of claims in central Nevada. Exploration expenses totaled $0.4 million for the three months ended September 30, 2026 and $0.3 million for the three months ended September 30, 2025.

Other Income (Expense)

Other income was $0.4 million for the three months ended September 30, 2026, versus other expense of $0.2 million during the same period in the prior year. The change for the three months ended September 30, 2026 primarily resulted from a $0.4 million increase in interest income (expense), net, due to investment of cash in money market funds, and a $0.3 million decrease in the amortization and accretion of financing costs following the conversion of the Company’s notes payable in fiscal year 2026, partially offset by a $0.1 million decrease in other income.

Liquidity and Capital Resources

At September 30, 2026, the Company had available cash and cash equivalents of $43.3 million and total assets of $123.6 million compared to available cash of $49.5 million and total assets of $132.8 million at June 30, 2026. The decrease in available cash and cash equivalents resulted from the $5.0 million of cash used in operations and $1.9 million of cash used in investing activities to support the expansion of our recycling operations and purchase of mining properties.

The Company had total current liabilities of $6.2 million at September 30, 2026, compared to $6.4 million at June 30, 2026.

As of September 30, 2026, the Company had working capital (excluding restricted cash) of $44.9 million compared to $53.7 million at June 30, 2026. Working capital decreased primarily due to lower cash balances as cash was used to fund operations. Accounts receivable also decreased during the period as a result of customer collections, partially offset by an increase in inventory resulting from the federal export restrictions on black mass that remained in effect during the quarter until the Company received an export license on September 30, 2026.

Cash Flows

For the three months ended September 30:

	September 30, 2026	September 30, 2025
Cash Flows used in Operating Activities	$(5,006,517)	$(7,138,756)
Cash Flows used in Investing Activities	(1,951,238)	(708,307)
Cash Flows provided by Financing Activities	-	26,295,257
Net Increase (Decrease) in Cash and Restricted Cash During the Period	(6,957,755)	18,448,194

Cash from Operating Activities

During the three months ended September 30, 2026, the Company used $5.0 million of cash for operating activities, compared to $7.1 million used during the three months ended September 30, 2025. In both periods, the cash used supported an increased scale of operations including increased employee headcount and personnel costs, increased production, and increased administrative costs.

Cash from Investing Activities

During the three months ended September 30, 2026, the Company used cash in investing activities of $2.0 million. The Company used $1.8 million for acquisition of property and equipment for its recycling facility while $0.2 million was for the purchase of mining properties. This is in comparison to cash used in investing activities of $0.7 million for the three months ended September 30, 2025 for acquisition of property and equipment.

Cash from Financing Activities

During the three months ended September 30, 2026, the Company had zero cash provided by financing activities, compared to $26.3 million provided during the three months ended September 30, 2025. The Company has relied on equity and debt financing to support its increased operating activities, the ramp up of the recycling plant, development of the lithium claystone pilot plant, and upgrades to the geological classification of its Tonopah Flats claims through additional studies and assessments.

Working Capital

	September 30, 2026	June 30, 2026
Current Assets	$51,191,656	$60,933,662
Restricted Cash	(100,000)	(800,000)
Current Liabilities	(6,210,657)	(6,394,722)
Working Capital	44,880,999	53,738,940

Future Financing

The Company will continue to rely on sales of our common shares, debt, or other financings to fund its business operations as needed beyond any cash generated from internal operations and the government tax credits and grants we have been awarded. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of our securities or arrange for debt or other financings to fund planned operating activities, acquisitions, and exploration activities.

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

While some of our significant accounting policies are more fully described in Note 3, “Summary of Significant Accounting Policies,” in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, all our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are not effective, based on the material weaknesses described below.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, management identified material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), which are described below. These material weaknesses had not been remediated as of September 30, 2026.

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

Material Weaknesses in Internal Control over Financial Reporting

The Company did not maintain a sufficient complement of personnel with the appropriate level of technical accounting expertise to effectively identify, evaluate, and design controls related to complex transactions. Additionally, the Company did not maintain adequate segregation of duties within its financial reporting processes, resulting in incompatible responsibilities and insufficient independent review controls. As a consequence, internal control deficiencies related to the design and operation of process-level controls were determined to be pervasive throughout the Company’s financial reporting processes. These material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in the condensed consolidated financial statements may not be prevented or detected in a timely manner. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the initiatives to remediate the material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. We regularly review legal proceedings and record provisions for claims considered probable of loss and when such loss is reasonably estimable. The resolution of these pending routine proceedings is not expected to have a material effect on our operations or condensed consolidated financial statements; however, we cannot predict the final disposition of such proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable. The Company does not currently operate a mine subject to the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit	Description	Filed Herein	Incorporated Date	By Form	Reference Exhibit
3.1	Articles of Incorporation, as amended		12-Sep-22	10-K	3.1
3.2	Certificate of Amendment to Articles of Incorporation		14-Nov-24	8-K	3.1
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock		8-Oct-19	8-K	3.1
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock		19-Feb-20	8-K	3.1
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock		5-Nov-20	8-K	3.1
3.7	Certificate of Designation of Series D Preferred Stock		20-Sept-24	8-K	3.1
3.8	Amended and Restated Bylaws of American Battery Technology Company, dated October 14, 2025		15-Oct-25	8-K	3.1
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	x
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	x
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	x
101	SCH Inline XBRL Taxonomy Extension Schema Document	x
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document	x
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document	x
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BATTERY TECHNOLOGY COMPANY

(Registrant)

Date: November 12, 2026	By:	/s/ Ryan Melsert
Ryan Melsert
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Alejandro Flores Arteaga
Alejandro Flores Arteaga
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

